Form 10-Q
period 2008-03-31
Derycz Scientific Inc
filed 2008-05-15
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File No. 333-148392

DERYCZ SCIENTIFIC, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	11-3797644
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10990 Wilshire Blvd., Suite 1410, Los Angeles, California	90024
(Address of Principal Executive Offices)	(Zip Code)

(310) 477-0354

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 13, 2008, there were 12,561,813 shares of common stock outstanding.

DERYCZ SCIENTIFIC, INC.

i

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

DERYCZ SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,589,893	382,587
Short term investments	1,705,894	2,589,410
Accounts receivable	2,350,292	1,338,404
Inventory	11,388	14,885
Prepaid royalties	119,854	312,525
Other current assets	75,430	27,802
Total Current Assets	5,852,751	4,665,613
Property and Equipment, net of accumulated depreciation of $69,026 and $15,315	384,194	253,198
Intangible Assets
Customer lists, net of accumulated amortization of $144,166 and $42,223	124,444	172,777
Other intellectual property, net of amortization of $43,214 and $1,964	452,311	163,561
Goodwill	189,185	199,185
Total Assets	$7,002,885	5,454,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,678,861	1,270,221
Payable on purchase of Pools Press	—	162,392
Capital lease obligation, current	15,722	—
Outstanding on credit line	1,279,450	6,244
Other current liabilities	77,841	—
Total Current Liabilities	3,051,874	1,438,857
Capital Lease Obligations	65,667	—
Minority Interest	57,239	51,128
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding Common stock; $0.001 par value; 100,000,000 shares authorized; 12,561,813 and 12,500,003 shares issued and outstanding	12,562	12,500
Additional paid-in capital	4,638,892	4,484,559
Accumulated deficit	(823,349)	(532,710)
Total Stockholders’ Equity	3,828,105	3,964,349
Total Liabilities and Stockholders’ Equity	$7,002,885	5,454,334

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net Sales	$2,910,183	$1,252,614	$8,066,759	$1,946,688
Cost of Sales	2,342,128	1,078,459	6,557,955	1,640,036
Gross Profit	568,055	174,155	1,508,804	306,652
Operating Expenses:
General and administrative	591,002	258,975	1,612,330	543,521
Marketing and advertising	10,980	14,682	28,488	14,722
Depreciation and amortization	69,557	11,633	174,334	12,627
Total Operating Expenses	671,539	285,290	1,815,152	570,870
Loss from Operations	(103,484)	(111,135)	(306,348)	(264,218)
Unrealized loss on short term investments	(50,895)	—	(50,895)	—
Interest Expense	(6,169)	—	(17,854)	(7,704)
Interest Income	22,827	49,844	90,569	49,844
Loss Before Minority Interest	(137,721)	(61,291)	(284,528)	(222,078)
Minority Interest	(16)	1,427	(6,111)	(1,427)
Net Loss	$(137,737)	$(59,864)	$(290,639)	$(223,505)
Net Loss Per Share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Weighted Average Shares Outstanding:
Basic and Diluted	12,561,813	12,500,003	12,527,474	10,000,003

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Nine Months Ended March 31, 2008

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2007	12,500,003	$12,500	$4,484,559	$(532,710)	$3,964,349
Issuance of common shares for customer list	50,000	50	49,950		50,000
Fair value of vested options issued to employees	—	—	92,585	—	92,585
Fair value of common shares issued as bonus	11,810	12	11,798	—	11,810
Net loss for the period (unaudited)				(290,639)	(290,639)
Balance, March 31, 2008 (unaudited)	12,561,813	$12,562	$4,638,892	$(823,349)	$3,828,105

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended March 31,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(290,639)	$(223,505)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,083	15,039
Fair value of vested stock options	92,585	—
Fair value of common stock issued as a bonus	11,810	—
Unrealized loss on investments	50,895	—
Changes in assets and liabilities:
Accounts receivable	(1,011,888)	(491,573)
Accounts payable and accrued expenses	408,640	394,532
Inventory	3,497	2,117
Use of prepaid royalties	192,671	—
Other current assets	(47,628)	(525)
Accrued interest on notes payable	—	1,281
Other current liabilities	77,841	7,991
Minority share of earnings	6,111	1,427
Net cash used in operating activities	(287,022)	(293,216)
Cash Flows from Investing Activities:
Purchase of furniture and equipment	(108,704)	(17,503)
Purchase of Intellectual Property	(330,000)	(115,000)
Proceeds from sale of (investment in) short term investments	(832,621)	(3,340,206)
Acquisition of Pools Press		(466,080)
Net cash provided by (used in) investing activities	393,917	(3,938,789)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	—	4,221,784
Collection of stock subscription receivable	—	137,775
Capital lease obligation	(10,403)	—
Payments on notes on Pools Press	(162,392)	—
Advances under line of credit	1,273,206	50,000
Net cash provided by financing activities	1,100,411	4,409,559
Net Increase in Cash and Cash Equivalents	1,207,306	177,554
Cash and Cash Equivalents, Beginning of Period	382,587	66,462
Cash and Cash Equivalents, End of Period	$1,589,893	$244,016
Supplemental Disclosures of Cash Flow Information:
Taxes paid	$—	$—
Interest paid	$90,569	$7,704
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Issuance of common stock for customer list	$50,000	—
Capital lease obligation	$91,792	—

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

Note 1 — Organization, Nature of Business and Basis of Presentation

(a) Organization

Derycz Scientific, Inc. (“Derycz” or the “Company”) was incorporated in the State of Nevada on November 2, 2006. On November 2, 2006 the Company entered into a Share Exchange Agreement with Reprints Desk, Inc., a Delaware corporation formed on January 6, 2006 (“Reprints”). Derycz was formed to facilitate a holding company structure. At the closing of the transaction contemplated by the Share Exchange Agreement, the Company acquired all of the 550,000 outstanding shares of Reprints from the shareholders of Reprints and issued 8,000,003 of its common shares to the shareholders of Reprints. As the intention behind forming Derycz was the creation of a holding company structure and Derycz had no appreciable assets prior to the acquisition of Reprints, the exchange ratio was determined arbitrarily and was not based on any determination of the value of shares of Derycz common stock as compared to Reprints shares acquired. As each former Reprints shareholder acquired a percentage interest in Derycz equal to the percentage interest such shareholder held in Reprints immediately prior to the transaction, there was no dilution of the interest of any former Reprints shareholder. Following completion of the exchange transaction, Reprints became a wholly owned subsidiary of the Company. The transaction was accounted for as a statutory merger of companies under common control. As such, the historical financial statements of the Company are combined with the operations of Reprints since its inception, and the merger shares are accounted for as a stock split as of the inception of Reprints for financial reporting purposes.

(b) Nature of Business

Reprints is a content repurposing and rights management company, with a focus on content re-use services and products. The Company operates within the Periodicals Publishing industry which is a large and growing market. The Company has developed products in the following areas:

•	Reprints, ePrints and Article Distribution Systems
•	Commercial Printing Services
•	Publisher Outsourced Reprint Management
•	Print-on-Demand Services for copyright and regulatory sensitive documents

(c) Basis of Presentation

The accompanying interim financial statements for the three and nine months ended March 31, 2008 and 2007 are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2008 and the results of operations and cash flows for the three and nine months ended March 31, 2008 and 2007. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2008.

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly and majority-owned subsidiaries. The consolidated accounts include 100% of the assets and liabilities of our majority-owned subsidiary, and the ownership interests of minority investors are recorded as a minority interest. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

Note 2 — Summary of Significant Accounting Policies  – (continued)

(b) Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of the capital lease obligations is based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Our short-term investments consist of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS Financial Services, Inc. Recently, several auctions have failed as a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral, however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in our holding securities beyond their next scheduled auction reset dates and will limit the short-term liquidity of these investments. We currently believe these securities are not significantly impaired, primarily due to the collateral underlying these securities and/or the creditworthiness of the issuer. In accordance with FAS 115, the Company determined that these are trading securities and recorded them on the Company’s consolidated financial statements at fair market value, with the unrealized losses amounting to $50,985 in the statement of operations. The amount of the recognized loss was based on a valuation by our securities brokerage firm. We will continue to monitor the market for these securities to determine if they are properly valued and correctly classified. Based on our expected operating cash flows, and our other sources and uses of cash, we do not anticipate that the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

(c) Allowance for Doubtful Accounts

The Company regularly reviews the accounts receivable aging and applies various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience in order to determine whether an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments is appropriate. As of March 31, 2008 and June 30, 2007 no accounts were deemed uncollectible and the Company had not established an allowance for doubtful accounts.

(d) Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.

The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and intends to maintain allowances for anticipated losses, as required.

One customer accounted for 15% of the revenue for the three months ended March 31, 2008 and three customers accounted for 33%, 11% and 11% of the revenue for the three months ended March 31, 2007. One customer accounted for 14% of the revenue for the nine months ended March 31, 2008 and two customers accounted for 23% and 14% of the revenue for the nine months ended March 31, 2007.

As of March 31, 2008, two customers accounted for 15% and 11% of accounts receivable, and three customers accounted for 17%, 14% and 10% of accounts receivable at June 30, 2007.

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

Note 2 — Summary of Significant Accounting Policies  – (continued)

(e) Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3 – 5 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

(f) Intellectual Property Licenses

The Company has purchased licenses to use certain intellectual property. These licenses are depreciated using the straight-line method over their estimated useful lives of 7 years.

(g) Customer Lists

From time to time, the Company purchases customer lists. These lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years.

(h) Revenue Recognition

The Company applies the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.

The Company recognizes revenues from printing services when services have been rendered and accepted by the customer while revenues from the re-use of published articles and rights management services are recognized upon shipment or electronic delivery to the customer.

(i) Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Management regularly reviews property, equipment and other long-lived assets for possible impairment in accordance with SFAS No. 144 and based upon this review believes there are no indications of impairment at March 31, 2008 or June 30, 2007.

(j) Stock Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

Note 2 — Summary of Significant Accounting Policies  – (continued)

Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

(k) Shipping and Handling Costs

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10. As such, the Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $19,785 and $16,812, respectively, for the three months ended March 31, 2008 and 2007 and $110,395 and $57,567, respectively, for the nine months ended March 31, 2008 and 2007.

(l) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(m) Net Income (Loss) Per Share

The Company reports net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similarly to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Warrants to purchase 2,450,000 shares of common stock have been excluded from the calculation of diluted net loss per share for the three and nine months ended March 31, 2007 and options and warrants to purchase 2,980,000 shares of common stock outstanding as of March 31, 2008 have been excluded from the calculation of diluted net loss per share for the three and nine months ended March 31, 2008 as the effect would have been anti-dilutive.

(n) Marketing and Advertising Expenses

Marketing and advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Marketing and advertising expense amounted to $10,980 and $14,682 for the three months ended March 31, 2008 and 2007, respectively and $28,488 and $14,722 for the nine months ended March 31, 2008 and 2007, respectively.

(o) Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”).

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

Note 2 — Summary of Significant Accounting Policies  – (continued)

FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (“FAS 141(R)”), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. FAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries.

In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FAS 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

(p) Reclassifications

Certain reclassifications have been made to 2007 amounts to conform to the 2008 presentation. Short term investments which were previously considered cash equivalents are now classified separately.

Note 3 — Acquisition of Pools Press, Inc.

On February 28, 2007, the Company entered into an agreement with Pools Press, Inc. (“Pools”) of Northbrook, Illinois, a privately held company, pursuant to which the Company acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. Pools is a commercial printer, specializing in reprints of copyrighted articles. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141 Business Combinations. As such, the results of Pools Press’ operations have been included in the consolidated financial statements since March 1, 2007.

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

Note 3 — Acquisition of Pools Press, Inc.  – (continued)

The following sets out the unaudited pro forma operating results for the nine months ended March 31, 2007, for the Company had the acquisition occurred as of January 6, 2006:

Pro Forma (Unaudited) Nine Months Ended March 31, 2007
Net sales	$3,714,113
Cost of sales	3,189,587
Gross profit	524,526
Operating expenses	737,683
Operating income (loss)	(213,157)
Other income (expense)	42,140
Minority interest in income	(14,192)
Pro forma net loss	$(185,209)
Pro forma net loss per weighted average share, basic and diluted	$(0.02)

Note 4 — Property and Equipment

Property and equipment consists of the following as of March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007
	(Unaudited)
Computer equipment	$31,129	$18,286
Software	95,045	5,521
Printing equipment	286,452	190,260
Furniture and fixtures	34,677	33,446
Autos and vans	4,000	21,000
	451,303	268,513
Less accumulated depreciation	(67,109)	(15,315)
	$384,194	$253,198

Printing equipment includes $91,792 of equipment under capital lease and related accumulated amortization of $10,402 as of March 31, 2008.

Depreciation expense for the three months ended March 31, 2008 and 2007 was $29,904 and $3,249, respectively, and $69,500 and $4,243 for the nine months ended March 31, 2008 and 2007, respectively.

Note 5 — Intangible Assets

Intangible assets consist of the following at March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007
	(Unaudited)
Customer lists	$275,000	$215,000
Other intellectual property	495,525	165,525
Accumulated amortization	(193,770)	(44,187)
	$576,755	$336,338

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

Note 5 — Intangible Assets  – (continued)

Customer lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years. The allocation of $110,000 to the customer list of Pools Press was made based upon an analysis of the acquired intangibles.

The Company has purchased licenses to use certain intellectual property, including computer software. These licenses are depreciated using the straight-line method over their estimated useful lives of 7 years.

Future annual amortization under these intangible assets at March 31, 2008 is as follows:

Year Ending June 30,	Amount
Remainder of 2008	$52,717
2009	153,214
2010	77,659
2011	70,714
2012	70,714
Thereafter	151,775
$576,793

Note 6 — Leases

The Company leases space in Northbrook, Illinois in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $7,446 and $8,000 through November 2011 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance. Rent expense for the three months ended March 31, 2008 and 2007 was $45,662 and $20,562, respectively.

The Company also has a non-cancelable capital lease for machinery and equipment. Annual future minimum rentals under operating and capital leases as of March 31, 2008 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2008 (remainder)	$67,014	$5,835
2009	89,656	23,340
2010	93,250	23,340
2011	88,000	23,340
Thereafter		25,285
Total minimum lease payments	$337,920	$101,140
Amounts representing interest		19,751
Total		81,389
Less current portion		(15,722)
Long term		$65,667

Note 7 — Note Payable

Note payable represents the amount due to the former stockholder of Pools Press relating to the acquisition of that company. The Note is unsecured, bears interest at a rate of 10.25% per annum and was paid in full on February 28, 2008. The note payable balances at March 31, 2008 and June 30, 2007 include $0 and $5,125 of accrued interest, respectively.

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

Note 8 — Stockholders’ Equity

Common Stock

On November 30, 2007, we issued 50,000 shares of common stock valued at $1.00 per share to Pinpoint Documents, LLC as payment for a customer list. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The investor took its shares for investment purposes without a view to distribution and had access to information concerning Derycz and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares.

On December 21, 2007, we issued 11,810 shares of common stock, valued at $1.00 per share, to Scott Ahlberg, an employee of Reprints Desk and a director of the Company, as a discretionary bonus. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. Mr. Ahlberg took his shares for investment purposes without a view to distribution and had access to information concerning Derycz and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares.

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares. On December 21, 2007, we granted options to purchase 530,000 shares of common stock at $1.50 per share to eight employees and one consultant, which expire on December 21, 2017. The options were valued at $112,000 using a Black-Scholes valuation model and will be amortized over the vesting period. Stock based compensation expense of $92,585 and $0 were recognized during the nine months ended March 31, 2008 and 2007, respectively, relating to the vesting of such options. As of March 31, 2008, the unamortized value of these option awards was $19,415 which will be amortized as stock based compensation cost over the average of approximately one year as the options vest. As of March 31, 2008, these options have no intrinsic value.

At March 31, 2008 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2007	—	$0.00
Granted	530,000	$1.50
Exercised	—	—
Cancelled	—	—
Balance at March 31, 2008	530,000	$1.50

Additional information regarding options outstanding as of March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$1.50	530,000	6	$1.50	407,500

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

Note 9 — Related Party Transactions

The Company leases furniture and office space on a month to month basis from a stockholder of the Company. The total rent expense paid to the stockholder for the three months ended March 31, 2008 and 2007 were $8,221 and $10,748, respectively.

Note 10 — Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at March 31, 2008 and June 30, 2007 are as follows:

	March 31, 2008	June 30, 2007
	(Unaudited)
Deferred tax assets:
Federal net operating loss	$279,820	$178,671
State net operating loss	49,380	31,951
Total deferred tax assets	329,200	210,622
Deferred tax liability
Fixed asset depreciation	—	—
Net deferred tax assets	329,200	210,622
Less valuation allowance	(329,200)	(210,622)
	$—	$—

At March 31, 2008 and June 30, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $823,000 and $823,000, respectively. Federal NOLs could, if unused, expire in 2021. State NOLs, if unused, could expire in 2011.

The Company has provided a full valuation allowance on the deferred tax assets at March 31, 2008 and June 30, 2007 to reduce such assets to zero, since there is no assurance that the Company will generate future taxable income to utilize such assets. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Nine Months Ended March 31, 2008 and 2007	Three Months Ended March 31,
		2008	2007
		(Unaudited)
Federal income tax rate	(34.00)%	(34.00)%	(34.00)%
State tax, net of federal benefit	(6.00)%	(6.00)%	(6.00)%
Permanent differences	0	0	0
Increase in valuation allowance	40.00%	40.00%	40.00%
Effective income tax rate	0.00%	0.00%	0.00%

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. “The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

Note 10 — Income Taxes  – (continued)

the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2008, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2008 and June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 11 — Line of Credit

The Company entered into a credit agreement with UBS Financial Services Inc. on March 1, 2007. The credit facility is secured by the Company’s marketable securities, described in Note 2(b), above, which are held by UBS. The Company may borrow up to 80% of the value of the securities held in that account. The interest rate is 30 Day LIBOR plus 150 basis points. The balance of the credit facility on March 31, 2008 and June 30, 2007 was $1,279,450 and $6,244, respectively. There is no stated maturity on the credit facility.

The interest rate charged on our line of credit facility is based on 30 Day LIBOR, and changes in that rates of interest could have an effect on the interest charged on our outstanding balances. The Company does not anticipate incurring any further losses related to these credit risks.

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

Note 11 — Line of Credit  – (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months and nine months ended March 31, 2008 and 2007 should be read in conjunction with the notes to those financial statements that are included in Part1. Item 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Derycz Scientific, Inc. (the “Company” or “Derycz”) was incorporated in the State of Nevada on November 2, 2006. In November 2006 the Company entered into a Share Exchange Agreement with Reprints Desk, Inc. (“Reprints”). At the closing of the transaction contemplated by the Share Exchange Agreement, the Company acquired all of the outstanding shares of Reprints from the shareholders of Reprints and issued 8,000,003 of its common shares to the shareholders. Following completion of the exchange transaction, Reprints became a wholly-owned subsidiary of the Company.

On February 28, 2007, the Company entered into an agreement with Pools Press, Inc. (“Pools”) of Northbrook, Illinois, a privately held company, pursuant to which the Company acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. Pools is a commercial printer, specializing in reprints of copyrighted articles. The results of Pools Press’ operations have been included in the consolidated financial statements since March 1, 2007.

Derycz, through Reprints and Pools, provides copies of published content, such as articles from published journals, in either electronic or hard copy form. Our customers use this content for marketing or research purposes. Generally, marketing departments order large quantities of printed copies that they distribute to their customers. Researchers generally order single copies of the content. Our service alleviates the need for our customers to contact any publisher or obtain permissions themselves. In addition, we ensure that we have obtained the necessary permissions from the owners of the content’s copyrights so that the reproduction complies with copyright laws. We also offer reprints service to publishers, whereby we are responsible for all aspects of reprint production, from taking orders to final shipment. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reprinted materials. Pools Press also offers other commercial printing products, such as the production of business cards, and newsletters.

Results of Operations

Three-Month Period Ended March 31, 2008 Compared to Three Month Period Ended March 31, 2007: Sales and Cost of Goods Sold

Our revenues increased significantly over the past year and we expect that trend to continue as we add new customers and as the volume from existing customers increases. We achieved revenue of $2,910,183 for the three months ended March 31, 2008, compared to revenue of $1,252,614 for the three months ended March 31, 2007, an increase of 132%.

The revenue of our main operating company, Reprints increased from $1,094,623 for the three months ended March 31, 2007 to $2,464,429 for the three months ended March 31, 2008, an increase of 125%. Pools Press contributed the remainder of the revenue. We expect to continue with significant revenue growth of at least 50% this year.

Our cost of goods sold likewise increased from $1,078,459 for the three months ended March 31, 2007 to $2,342,128 for the three months ended March 31, 2008, which represents an increase of 117%. This increase is roughly equivalent to the increase in our revenues. At Reprints, we only purchase articles when they have been requested by our clients. We generally charge a margin over the actual cost to us. We attempt to negotiate discounts with our publishers and have a few such agreements in place. We also have prepaid some publishers for articles in exchange for discounts. At March 31, 2008, we had prepaid $119,854 for royalties that were not yet used. The publishers set the price for each order and do not generally grant significant discounts. We expect that our cost of goods sold will keep pace with our revenue growth, unless additional publisher discounts can be achieved.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 128% from $258,975 for the three months ended March 31, 2007 to $591,002 for the three months ended March 31, 2008. Pools’ share of these expenses was approximately $59,000 for the 2008 period. These expenses include Reprints’ salary costs, which were $277,808 in the 2008 period and $132,416 in the 2007 period, an increase of $145,392 or 110%. While we have added additional employees as needed, we have attempted to contain the expansion of our workforce. However, because of the rapid expansion of our sales volume and in order to continue to develop our computer system, we expect to add a small number of new employees in the near future. The 2008 figure also includes approximately $124,000 in audit, accounting and legal fees related to the filing of our registration statement. We expect these costs to continue to increase as our regulatory costs increase when our common stock becomes publicly traded.

Marketing and Advertising

Our marketing and advertising expenses decreased from $14,682 for the three months ended March 31, 2007 to $10,980 for the three months ended March 31, 2008. These costs have not been a significant expense for us and have been limited to the cost of our participation in publishing industry trade shows and limited advertising in trade publications and sponsorship of publishing industry programs. However, we are planning targeted publishing adverting campaigns that will likely cost approximately $120,000 over the next year.

Depreciation and Amortization

Our depreciation and amortization expense increased approximately five fold from $11,633 for three months ended March 31, 2007 to $69,557 for the three months ended March 31, 2008. Pools’ share of these expenses in the 2008 period included $17,916 related to the amortization of Pools’ customer list. Reprints’ depreciation expense of $51,641 for the 2008 period was primarily attributable to amortization of a customer list that we purchased on February 28, 2007 as well as amortization on software and intellectual property licenses.

Loss on Marketable Securities

On March 31, 2008, we recognized a loss on the marketable securities we own of $50,985. These short-term investments consist of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS Financial Services Inc., (“UBS”). Recently, several auctions have failed as a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral, however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in our holding securities beyond their next scheduled auction reset dates and will limit the short-term liquidity of these investments. We currently believe these securities are not significantly impaired, primarily due to the collateral underlying these securities and/or the creditworthiness of the issuer. The amount of the unrecognized loss was based on a valuation by our securities brokerage firm. We will continue to monitor the market for these securities to determine if they are properly valued and correctly classified.

Interest Expense

Interest expense was $0 for the three months ended March 31, 2007 and $6,169 for the three months ended March 31, 2008. The 2008 interest expense is primarily attributable to the interest paid on the note payable to the former owner of Pools Press, which we issued at the time of the purchase of our majority interest on February 28, 2007 and paid in full on February 28, 2008, and interest paid on a credit line secured by the marketable securities owned by the Company.

Interest Income

Interest income was $49,844 for the three months ended March 31, 2007 and $22,827 for the three months ended March 31, 2008. This interest income is primarily attributable to the interest earned on investments in marketable securities and has decreased as we have liquidated these securities for working capital purposes.

Net Loss

We recorded a net loss of $59,864 for the three months ended March 31, 2007 compared to a net loss of $137,737 in the 2008 period. We hope to be modestly profitable in the near future, but as we are still a new business, we do not expect profits to be significant for the next year.

Nine-Month Period Ended March 31, 2008 Compared to Nine Month Period Ended March 31, 2007:
Sales and Cost of Goods Sold

We achieved revenue of $8,066,759 for the nine months ended March 31, 2008, compared to revenue of $1,946,688 for the nine months ended March 31, 2007, an increase of 314%.

The revenue of our main operating company, Reprints increased from $1,788,697 for the nine months ended March 31, 2007 to $6,593,076 for the nine months ended March 31, 2008, an increase of 269%. Pools Press contributed the remainder of the revenue. We expect to continue with significant revenue growth of at least 50% this year.

Our cost of goods sold likewise increased from $1,640,036 for the nine months ended March 31, 2007 to $6,557,955 for the mine months ended March 31, 2008, which represents an increase of 300%, which is slightly below the percentage increase in our revenue.

Operating Expenses

General and Administrative

Our general and administrative expenses increased almost 197% from $543,521 for the nine months ended March 31, 2007 to $1,612,330 for the nine months ended March 31, 2008. These expenses include Reprints’ salary costs, which were $788,698 in the 2008 period and $205,615 in the 2007 period, an increase of $583,083 or 284%. The 2008 amounts also included approximately $225,000 of expenses related to the filing of our registration statement as well as $105,344 expenses for options that were granted to employees in December 2007.

Marketing and Advertising

Our marketing and advertising expenses increased from $14,722 for the nine months ended March 31, 2007 to $28,488 for the nine months ended March 31, 2008. These costs have not been a significant expense for us and have been limited to the cost of our participation in publishing industry trade shows and limited advertising in trade publications and sponsorship of publishing industry programs.

Depreciation and Amortization

Our depreciation and amortization expense increased from $12,627 for nine months ended March 31, 2007 to $174,334 for the nine months ended March 31, 2008. Pools’ share of these expenses in the 2008 period included $47,296 related to the amortization of Pools’ customer list. Reprints’ depreciation and amortization expense of $127,038 for the 2008 period was primarily attributable to amortization of a customer list that we purchased on February 28, 2007 as well as amortization on software and intellectual property licenses.

Loss on Marketable Securities

On March 31, 2008, we recognized a loss on the marketable securities we own of $50,985. These short-term investments consist of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS. Recently, several auctions have failed as a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral, however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in our holding securities beyond their next scheduled auction reset dates and will limit the short-term liquidity of these investments. We currently believe these securities are not significantly impaired, primarily due to the collateral underlying these securities and/or the creditworthiness of the issuer. The amount of the recognized loss was based on a valuation by our securities brokerage firm.

Interest Expense

Interest expense was $7,704 for the nine months ended March 31, 2007 and $17,854 for the nine months ended March 31, 2008. The 2007 interest expense is primarily attributable to the interest paid on the note payable to the former owner of Pools Press, which we issued at the time of the purchase of our majority interest on February 28, 2007 and paid in full on February 28, 2008. The increase in 2008 was primarily attributable to our use of a credit line secured by marketable securities.

Interest Income

Interest income was $49,844 for the nine months ended March 31, 2007 and $90,569 for the nine months ended March 31, 2008. This interest income is primarily attributable to the interest earned on investments in marketable securities and has decreased as we have liquidated these securities for working capital purposes. The investments were initially made in December 2006 so the 2007 amount includes only three months of interest.

Net Loss

We recorded a net loss of $223,505 for the nine months ended March 31, 2007 compared to a net loss of $290,639 in the 2008 period. We feel we have been able to contain these losses while building a company and funding the expenses necessary to become a publicly traded company. We hope to be modestly profitable in the near future, but as we are still a new business, we do not expect profits to be significant for the next year.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $1,589,893, compared to $382,587 as of June 30, 2007. This increase is primarily attributable to sales of short term investments and advances on a credit line secured by our short term investments. Our short term investments decreased from $2,589,410 at June 30, 2007 to $1,705,894 at March 31, 2008, due to our liquidation of some of these securities for working capital purposes.

Net cash used by operating activities was $287,022 for the nine months ended March 31, 2008 compared to cash used by operating activities of $293,216 for the nine months ended March 31, 2007. During the 2007 period, our accounts receivable increased by $491,573 and our accounts payable increased by $394,532, compared to increases of $1,011,888 and $408,640, respectively, in the 2008 period. Additionally, we expensed $219,083 depreciation and amortization, offset by our use of $192,671 of prepaid royalties. Stock options with a value of $86,113 vested and we amortized $6,472 for stock options vesting in December 2008 during the nine months ended March 31, 2008. No stock options vested in the 2007 period.

Net cash used by investing activities was $3,938,789 for the nine months ended March 31, 2007 compared to net cash provided by investing activities of $393,917 for the nine months ended March 31, 2008. This difference was primarily due to purchases of short term investments of $3,340,206 in the 2007 period.

Net cash provided by financing activities was $1,100,411 for the nine months ended March 31, 2008 compared to net cash provided by financing activities of $4,409,559 for the corresponding period in 2007. The cash provided by financing activities for the 2007 period was primarily made up of $4,221,784 from our offering of common shares and warrants. In the 2008 period, the cash was primarily provided by advances under a credit line secured by short term investments.

We believe that our current cash resources will be sufficient to sustain our current operations for at least one year. While we have not experienced any losses from bad debts, our account receivables continue to increase as a result of significant increases in our sales. We also expect to incur significant investor relations expenses in conjunction with the listing of our common stock. In addition, we may need to obtain additional cash resources during the next year in order to acquire complementary businesses. The need for cash to finance acquisitions will depend on the businesses acquired and we cannot predict those needs with any certainty. In the event such funds are needed, we may engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

The Company does not engage in off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2008. Based on that evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006(1)
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Warrant(1)
10.1	2007 Equity Compensation Plan(1)
10.2	Lease agreement between Pools Press and JJ Properties(1)
10.3	Peter Derycz employment agreement(1)
10.4	Richard McKilligan employment agreement(1)
10.5	Scott Ahlberg employment agreement(1)
10.6	Janice Peterson employment agreement(1)
10.7	Matt Sampson employment agreement(1)
10.8	CapCas License Agreement(1)
10.9	Dainippon Equipment Purchase Agreement(1)
10.10	Form of Subscription Agreement(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(3)
32.1	Section 1350 Certification of Chief Executive Officer(3)
32.2	Section 1350 Certification of Chief Financial Officer(3)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.
Date: May 15, 2008	By: /s/ Peter Derycz Peter Derycz Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006(1)
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Warrant(1)
10.1	2007 Equity Compensation Plan(1)
10.2	Lease agreement between Pools Press and JJ Properties(1)
10.3	Peter Derycz employment agreement(1)
10.4	Richard McKilligan employment agreement(1)
10.5	Scott Ahlberg employment agreement(1)
10.6	Janice Peterson employment agreement(1)
10.7	Matt Sampson employment agreement(1)
10.8	CapCas License Agreement(1)
10.9	Dainippon Equipment Purchase Agreement(1)
10.10	Form of Subscription Agreement(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(3)
32.1	Section 1350 Certification of Chief Executive Officer(3)
32.2	Section 1350 Certification of Chief Financial Officer(3)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Filed herewith.