Form 10-K
period 2008-06-30
Derycz Scientific Inc
filed 2008-09-29
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One):
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number 333-148392

DERYCZ SCIENTIFIC, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	11-3797644
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10990 Wilshire Blvd., Suite 1410, Los Angeles, CA	90024
(Address of Principal Executive Offices)	(Zip Code)

(310) 447-0354

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The registrant’s common stock was not trading publicly as of December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 25, 2008, there were 12,961,830 shares of the registrant’s common stock outstanding.

DERYCZ SCIENTIFIC, INC.

i

PART I

Item 1. Business

Company Overview

Derycz Scientific, Inc. (“Derycz,” “Derycz Scientific,” “we” or the “Company”) is a privately held holding company with one wholly owned subsidiary, Reprints Desk, Inc. (“Reprints” or “Reprints Desk”) and one majority owned subsidiary, Pools Press, Inc. (“Pools” or “Pools Press”). Derycz, through Reprints and Pools, provides its customers with copies of published content, such as articles from published journals, in either electronic or hard copy form. Our customers use this content for marketing, regulatory or research purposes. Generally, marketing departments order large quantities of printed copies that they distribute to their customers. Researchers generally order single copies of the content. Our service alleviates the need for our customers to contact any publisher or obtain permissions themselves. In addition, we ensure that we have obtained the necessary permissions from the owners of the content’s copyrights so that the reproduction complies with copyright laws. We also offer a reprints service to publishers, whereby we are responsible for all aspects of reprint production, from taking orders to final shipment. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reprinted materials. Pools Press also offers other commercial printing products, such as the production of business cards and newsletters.

We aggregate published materials and charge a fee for copies of them. When possible, we obtain exclusive licenses and discounts from content producers, such as publishers. We have a fixed pricing structure for single copy orders and variable pricing for orders of multiple copies. For single copies of an article we charge a fee above the cost of the article as well as a shipping fee if the article is sent in hard copy form. For multiple copies of an article, we generally obtain a price from the publisher and then add a service fee, which is dependent on the customer, the size of the order, the complexity of the order and other considerations. When possible we obtain the right to print the reprints and we print and ship the reprints. However, many publishers have exclusive agreements with particular printers. By purchasing the reprints or the rights to print from the publisher we are able to ensure our customers that they have proper rights under copyright laws to use the content, provided that they use the content only as specified in the order they placed with us.

During the fiscal year ended June 30, 2007, we began testing our single copy delivery services with a few customers. Our customer base for this service at June 30, 2008 is over 80 customers. After only a few months in the single copy delivery business we were ranked first in all four categories in a customer satisfaction survey published by Outsell, an information industry analyst.

Our overall revenue grew by over 200 percent during fiscal 2008 and we hope to continue that growth while maintaining a high level of customer satisfaction.

Publishers typically produce their content in order to generate subscription and advertising sales. The sale of published content generates additional revenues at little or no additional cost to the publisher. As an example, if an article contains a favorable mention of a chemical compound, the manufacturer of that compound may want to send its customers and potential customers copies of the article. These copies are called “reprints.” Reprints have traditionally been used primarily in the pharmaceutical, biotechnology and medical device industries both for research purposes and for marketing purposes. We expect that the use of reprints will gain in popularity in other industries due to society’s increasing sophistication and desire for information. Published articles are useful marketing and information dissemination tools because they provide a third party, unbiased endorsement of a company, product or service. Articles can effectively describe the science behind a product or its effectiveness better than traditional advertising. Published content is also used effectively for internal corporate training and education, as well as for research and regulatory needs.

During fiscal 2008 we entered into agreements with several publishers which gave us the ability to acquire their content electronically, making it easier and faster for us to deliver the content to our customers.

The Industry

The size of the reprint market is difficult to estimate because it is a small part of the larger publishing industry and it is difficult to obtain financial information relating specifically to the market for reprints. As a new business, we believe we have a small fraction of that market. However, we believe that we are able to compete with larger providers based on our customer service and our order processing system. In addition, we have internal printing capability. As a result, we are often able to substantially reduce the time it takes to deliver the reprints to our customers.

Growth Strategy

Organic Growth.  The Company attempts to reach customers through the use of targeted selling and marketing campaigns consisting of sales calls on potential customers, supported by aggressive pricing and excellent service.

Publisher Agreements.  We regularly contact publishers directly and attempt to negotiate agreements with them under which the publisher would give us access to part or all of their content and would agree to a price list. Once we have access and a price list, when we receive an order for a particular article we can access the article electronically, print the required number of copies and provide it to the customer within a few days. These agreements eliminate the need to contact the publisher and obtain the rights for each individual order. Because this step is eliminated, we attempt to negotiate for discounts on the publisher’s existing price list. Ideally, we would like to become the exclusive producer of reprints for a publisher, allowing the publisher to eliminate the need for a reprints staff internally.

Acquisitions.  The Company may attempt to acquire companies in the industry that bring revenue, profitability, growth potential and additional products and/or services to the Company. The Company has targeted several potential acquisition opportunities. We intend to implement acquisitions primarily through stock transactions, supplemented only when necessary with a cash component. While we have entered into preliminary discussions with two potential targets, we have not entered into any letter of intent or other agreement relating to either target nor have we determined the financial terms of any potential acquisition. We are continuing to evaluate whether or not to pursue either opportunity further.

International Expansion.  The Company operates primarily in the U.S. market, but plans to expand internationally through sales to companies located abroad, particularly in Europe, and through partnerships or acquisition opportunities. We have begun selling reprints to a small number of customers in Europe, and we are currently in discussions with the owners of a commercial printer located in France regarding the potential acquisition of their company.

Our Products and Services

Reprints, ePrints and Article Distribution Systems.  The Company has developed services that provide reprints, ePrints and single copies of articles to its customers. We accept reprint orders by email or phone, and we have developed an internet-based ordering system that allows customers to initiate, at any time, orders by specifying the citation or other identifying information related to the particular article they need. In some cases, we are able to fulfill the order without the need for action on the part of our employees. In addition, we have internal printing capability. Because of this, if we are able to obtain the right from the publisher to print the reprint ourselves, rather than purchasing the printed reprints through the publisher, we are generally able to substantially reduce the time it takes to deliver the reprints to our customers. However, we are currently only able to obtain such print rights on a small portion of our orders.

Publisher Outsourced Reprint Management.  Derycz Scientific helps publishers grow and manage their reprints business by providing a reprints service whereby we are responsible for all aspects of reprint production, from taking orders to final shipment. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reprinted materials. While we do not charge the publishers for this service, we generate revenue by selling participating publishers’ reprints to customers.

Print on Demand.  The Company has begun to provide a print on demand service to some customers. By using this service, a customer can print one or more hard copies or send an electronic copy of a frequently used article without having to place a separate order for each use of the article with the publisher. Uses could include article reprints, course-packs, custom books, and other content re-use printing that requires strict adherence to copyright law in the printing process.

Logistics.  The Company is developing a service which will allow a customer to print a large quantity of reprints at one time and store them with us. We will then send them to the customer as they need them. We also have technology which allows us to monitor the number of times an electronic copy of an article has been viewed or printed. This technology allows a customer to order a large quantity of electronic copies and use them as needed while providing assurance to the publisher that the customer will not exceed the number of views that were sold.

Sales and Marketing

Derycz identifies target customers and communicates with them directly, offering our various services through traditional cold-calling efforts. We also attempt to increase our awareness to the market through attendance at publishing industry fairs and conferences.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

We currently sublease on a month-to-month basis approximately 1,000 square feet of office space at 10990 Wilshire Blvd., Suite 1410, Los Angeles, California from Bristol Capital Advisors, LLC for $2,740.40 per month. Our Chief Financial Officer is also Counsel to Bristol Capital Advisers, LLC, which is the investment manager of Bristol Investment Fund, Ltd., which holds a significant equity stake in the Company (see section entitled “Certain Relationships and Related Transactions”).

Our majority owned subsidiary, Pools Press, leases 13,000 square feet of office space at 3455-3501 Commercial Avenue, Northbrook, Illinois for $7,446 per month from an unrelated third party. The lease expires on May 31, 2011. Commencing June 1, 2009, the rent will increase to $7,750 per month, and commencing June 1, 2010, the rent will increase to $8,000 per month.

Item 3. Legal Proceedings

Derycz is not presently a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

At this time there is no public trading market for our common stock. As of September 25, 2008, we have a total of 12,961,830 shares of our common stock outstanding.

Holders

We currently have 32 record holders of our common stock.

Dividends

We have not paid any cash dividends and we currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Item 12 of this report under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the years ended June 30, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

Results of Operations

Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007:

Sales and Cost of Goods Sold

We achieved revenues of $12,209,916 for the year ended June 30, 2008, compared to revenue of $3,850,746 for the year ended June 30, 2007, an increase of over 200%.

The revenue of our main operating company, Reprints, increased from $3,307,481 for the year ended June 30, 2007, to $10,086,255 for the year ended June 30, 2008, an increase of approximately 200%. Pools Press contributed the remainder of the revenue. Approximately $4,000,000 of the increase at Reprints, or 59%, was attributable to new customers.

Our cost of goods sold increased from $3,253,120 for the year ended June 30, 2007, to $10,023,768 for the year ended June 30, 2008, which represents an increase of 208% and was roughly in line with the increase in our revenues. Gross profit as a percentage of net sales increased from 15.3% for the year ending June 30, 2007 to 17.9% for the year ending June 30, 2008 as a result of the introduction of single copy delivery services, which have a higher margin than reprint sales.

We anticipate that our sales will continue to increase during the 2009 fiscal year. Likewise, our cost of goods sold will increase significantly since most of this cost is determined by the publishers on each individual order and they do not generally grant significant discounts.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 121% from $981,118 for the year ended June 30, 2007 to $2,172,055 for the year ended June 30, 2008. Pools’ share of these expenses was $239,332 for the 2008 fiscal year. These expenses include Reprints’ salary costs, which were $642,927 in the 2007 fiscal year and $1,133,710 in the 2008 fiscal year, an increase of $490,783 or 76%. These expenses will continue to rise during fiscal 2009 as we continue to add employees to develop our computer systems in order to service increasing sales volume and new products.

Marketing and Advertising

Our marketing and advertising expenses increased from $23,658 for the year ended June 30, 2007, to $40,437, an increase of $16,779 or 71%. Marketing expenses have not been a significant expense for us and have been limited to the cost of our participation in publishing industry trade shows and limited advertising in trade publications and sponsorship of publishing industry programs. However, we intend to expand our marketing efforts during the 2009 fiscal year and we expect our marketing costs will increase to approximately $250,000 during fiscal 2009.

Depreciation and Amortization

Our depreciation expense increased from $58,986 for the year ended June 30, 2007, to $236,724 during the year ended June 30, 2008, an increase of $177,738 or approximately 300%. Pools’ share of these expenses was $61,247 in the 2008 period and included $56,667 related to the amortization of Pools’ customer list.

Other Expenses

Other expenses were $36,481 for the year ended June 30, 2007, and $104,741 for the year ended June 30, 2008, an increase of $68,260 or 187%. These expenses consisted primarily of legal and audit expenses. We expect these costs to continue to increase as our regulatory costs increase when our common stock becomes publicly traded.

Unrealized Loss on Marketable Securities

We recognized unrealized losses on our short-term investments of $33,660 and $0 during the years ended June 30, 2008 and 2007, respectively. These investments consist of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS Financial Services, Inc., and the losses were based on valuations by UBS. We will continue to monitor the market for these securities to determine if they are properly valued and correctly classified. Based on our expected operating cash flows, and our other sources and uses of cash, we do not anticipate that the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Realized Loss on Sale of Fixed Assets

We recognized losses on the sale of fixed assets of $5,367 and $0 during the years ended June 30, 2008 and 2007, respectively. We realized the loss upon the sale of a vehicle used by the previous owner of Pools Press.

Interest Expense

Interest expense was $6,347 for the year ended June 30, 2007, and $32,313 for the year ended June 30, 2008, and increase of $25,966 or approximately 400%. This interest expense is primarily attributable to the interest paid on a credit line with UBS that is secured by marketable securities.

Interest Income

Interest income was $88,491 for the year ended June 30, 2007, and increased to $111,336 for the year ended June 30, 2008, an increase of $22,845 or 26%. This interest income is primarily attributable to the interest earned on investments in marketable securities.

Net Loss

We had a net loss of $415,491 for the year ended June 30, 2007 compared to a net loss of $338,321 for the year ended June 30, 2008. We are still in our early stages of development and losses are expected in this period. However, we anticipate that our rapid revenue growth will help reduce our losses, despite the need to invest in our operations to assist in our growth. We hope to achieve a modest profit during the fiscal year ending June 30, 2009.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities. Reprints Desk’s initial investors were Bristol Capital, LLC, which is owned by Paul Kessler and Diana Derycz-Kessler, Bristol Investment Fund, Ltd., over which Paul Kessler has investment and voting control, and three employees of Bristol Capital, LLC, including the current Chief Financial Officer of Derycz, Richard McKilligan. These initial investors purchased 275,000 shares of Reprints Desk for a total of $275,000. Their 275,000 shares were converted into a total of 4,000,003 common shares of Derycz Scientific in November 2006. Peter Derycz, as the founder of Reprints Desk, paid $275 for his 275,000 shares of Reprints Desk, which were exchanged for 4,000,000 common shares of Derycz Scientific. On December 22, 2006, we sold units consisting of 4,500,000 shares of common stock and warrants to purchase 2,250,000 shares of common stock at an exercise price of $1.25 per share to 45 accredited investors in a private transaction. We received $4,500,000 in proceeds from this transaction.

On July 17, 2008, we sold 400,017 shares of common stock and warrants to purchase 200,009 shares of common stock at an exercise price of $2.00 per share at anytime prior to July 17, 2011 for an aggregate purchase price of $600,025. These shares and warrants were sold to a total of 4 investors.

As of June 30, 2008, we had cash of $849,834.

Net cash used by operating activities was $932,306 for the year ended June 30, 2008 compared to net cash used by operating activities of $649,809 for the year ended June 30, 2007. The $282,497 increase in cash used by operating activities was due primarily to an increase in accounts receivable of $1,780,754, partially offset by a decrease in net loss of $77,170, depreciation and amortization of $278,485 and $727,012 in cash provided by an increase in accounts payable.

Net cash used by investing activities was $3,338,625 for the year ended June 30, 2007 compared to net cash provided by investing activities of $302,052 for the year ended June 30, 2008. The $3,640,677 difference in cash flows from investing activities was due to the investment in short term investments of $2,589,410 in the 2007 period and the purchase in the 2007 fiscal year of a majority interest in Pools Press and investments of $280,000 in intellectual property licenses and customer lists.

Net cash provided by financing activities was $4,304,559 for the year ended June 30, 2007 compared to $1,097,501 for the year ended June 30, 2008. The decrease in cash provided by financing activities was due primarily to the sale of our common stock in December 2006 pursuant to which we received proceeds of $4,221,784. We made no sales of our common stock during the year ended June 30, 2008.

We believe that our current cash resources will be sufficient to sustain our current operations for at least one year. We may need to obtain additional cash resources during the next year if we are able to acquire complementary businesses or if we add large customers and experience a corresponding increase in our accounts receivable. The need for cash to finance acquisitions will depend on the businesses acquired and we cannot predict those needs with any certainty. In the event such funds are needed, we may engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

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

Included in revenues are fees charged to customers for shipping, handling and delivery services.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and allowed under the original provisions of SFAS No. 123.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 (“FAS 161”), “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FAS 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (“FAS 141(R)”), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. We do not have a noncontrolling interest in one or more subsidiaries.

We do not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

At June 30, 2008, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Derycz Scientific, Inc. and Subsidiaries
Los Angeles, California

We have audited the consolidated balance sheets of Derycz Scientific, Inc. (the “Company”) and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derycz Scientific, Inc and Subsidiaries as of June 30, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weinberg and Company, P.A.

September 15, 2008
Los Angeles, California

DERYCZ SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$849,834	$382,587
Short term investments	1,736,630	2,589,410
Accounts receivable	3,119,158	1,338,404
Inventory	15,956	14,885
Prepaid royalties	326,077	312,525
Other current assets	80,739	27,802
Total current assets	6,128,394	4,665,613
Property and equipment, net of accumulated depreciation of $89,711 and $15,315	362,807	253,198
Intangible assets
Customer lists, net of accumulated amortization of $182,222 and $42,223	92,778	172,777
Other intellectual property, net of amortization of $64,016 and $1,964	518,959	163,561
Goodwill	189,185	199,185
Total assets	$7,292,123	$5,454,334
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,997,233	$1,270,221
Payable on purchase of Pools Press	—	162,392
Capital lease obligation, current	16,129	—
Outstanding credit line	1,291,855	6,244
Other current liabilities	88,430	—
Total current liabilities	3,393,647	1,438,857
Capital lease obligations	61,479	—
Minority interest	50,102	51,128
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares authorized; 12,561,813 and 12,500,003 shares issued and outstanding	12,562	12,500
Additional paid-in capital	4,645,364	4,484,559
Accumulated deficit	(871,031)	(532,710)
Total stockholders’ equity	3,786,895	3,964,349
Total liabilities and stockholders’ equity	$7,292,123	$5,454,334

See Notes to Consolidated Financial Statements.

DERYCZ SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2008	2007
Net sales	$12,209,916	$3,850,746
Cost of sales	10,023,768	3,253,120
Gross profit	2,186,148	597,626
Operating expenses:
General and administrative	2,172,055	981,118
Marketing and advertising	40,437	23,658
Depreciation and amortization	236,724	58,986
Other expenses	104,741	36,481
Total operating expenses	2,553,957	1,100,243
Loss from operations	(367,809)	(502,617)
Unrealized loss on marketable securities	(33,660)	—
Loss on sale of fixed assets	(5,367)	—
Interest expense	(32,313)	(6,347)
Interest income	111,336	88,491
Loss before minority interest	(327,813)	(420,473)
Minority interest	(10,508)	4,982
Net loss	$(338,321)	$(415,491)
Net loss per share:
Basic and diluted	$(0.03)	$(0.04)
Weighted average shares outstanding:
Basic and diluted	12,540,226	10,625,003

See Notes to Consolidated Financial Statements.

DERYCZ SCIENTIFIC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2008 and 2007

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2006	8,000,003	$8,000	$267,275	$(117,219)	$158,056
Issuance of common stock for cash	4,500,000	4,500	4,217,284	—	4,221,784
Net loss for the year				(415,491)	(415,491)
Balance, June 30, 2007	12,500,003	12,500	4,484,559	(532,710)	3,964,349
Issuance of common shares for acquisition of customer list	50,000	50	49,950		50,000
Fair value of vested options issued to employees	—	—	99,057	—	99,057
Fair value of common shares issued as employee bonus	11,810	12	11,798	—	11,810
Net loss for the year				(338,321)	(338,321)
Balance, June 30, 2008	12,561,813	$12,562	$4,645,364	$(871,031)	$3,786,895

See Notes to Consolidated Financial Statements.

DERYCZ SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(338,321)	$(415,491)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278,485	44,179
Fair value of vested stock options	99,057	—
Fair value of common stock issued as a bonus	11,810	—
Unrealized loss on investment	33,660	—
Loss on sale of fixed assets	5,367	—
Changes in assets and liabilities:
Accounts receivable	(1,780,754)	(605,981)
Accounts payable and accrued expenses	727,012	649,621
Inventory	(1,071)	2,212
Use of prepaid royalties	(13,552)	(312,525)
Other current assets	(52,937)	(19,234)
Accrued interest on notes payable	—	12,392
Other current liabilities	88,430	—
Minority share of earnings (loss)	10,508	(4,982)
Net cash used in operating activities	(932,306)	(649,809)
Cash flows from investing activities:
Purchase of furniture and equipment	(110,118)	(3,135)
Purchase of Intellectual Property	(417,450)	(280,000)
Proceeds from sale of (investment in) short term investments	819,120	(2,589,410)
Acquisition of Pools Press	—	(466,080)
Proceeds from sale of fixed assets	10,500	—
Net cash provided by (used in) investing activities	302,052	(3,338,625)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	4,221,784
Collection of stock subscription receivable	—	137,775
Capital lease obligation	(14,184)	—
Proceeds from advance from stockholder	—	(55,000)
Payments on notes on Pools Press	(162,392)	—
Advances under line of credit	1,285,611	—
Distribution of minority earnings	(11,534)	—
Net cash provided by financing activities	1,097,501	4,304,559
Net increase in cash and cash equivalents	467,247	316,125
Cash and cash equivalents, Beginning of period	382,587	66,462
Cash and cash equivalents, End of period	$849,834	$382,587
Supplemental disclosures of cash flow information:
Taxes paid	$—	$—
Interest paid	$32,313	$6,347
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for customer list	$50,000	—
Capital lease obligation	$91,792	—
Re-allocation of customer list to goodwill	$10,000	—

See Notes to Consolidated Financial Statements.

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

Note 1 — Organization, Nature of Business and Basis of Presentation

(a) Organization

Derycz Scientific, Inc. was incorporated in the State of Nevada on November 2, 2006. On November 2, 2006 the Company entered into a Share Exchange Agreement with Reprints Desk, Inc., a Delaware corporation formed on January 6, 2006. Derycz was formed to facilitate a holding company structure. At the closing of the transaction contemplated by the Share Exchange Agreement, the Company acquired all of the 550,000 outstanding shares of Reprints from the shareholders of Reprints and issued 8,000,003 of its common shares to the shareholders of Reprints. As the intention behind forming Derycz was the creation of a holding company structure and Derycz had no appreciable assets prior to the acquisition of Reprints, the exchange ratio was determined arbitrarily and was not based on any determination of the value of shares of Derycz common stock as compared to Reprints shares acquired. As each former Reprints shareholder acquired a percentage interest in Derycz equal to the percentage interest such shareholder held in Reprints immediately prior to the transaction, there was no dilution of the interest of any former Reprints shareholder. Following completion of the exchange transaction, Reprints became a wholly owned subsidiary of the Company. The transaction was accounted as a statutory merger of companies under common control. As such, the historical financial statements of the Company are combined with the operations of Reprints since its inception, and the merger shares are accounted for as a stock split as of the inception of Reprints for financial reporting purposes.

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

(c) Basis of Presentation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly and majority owned subsidiaries. The consolidated accounts include 100% of assets and liabilities of our majority owned subsidiary, and the ownership interests of minority investors are recorded as a minority interest. Intercompany balances and transactions have been eliminated in consolidation.

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

(b) Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of the capital lease and line of credit obligations is based on borrowing rates currently available to the Company for loans with similar terms and maturities.

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

The interest rate charged on our line of credit facility is based on 30 Day LIBOR, and changes in that rates of interest could have an effect on the interest charged on our outstanding balances.

(c) Short Term Investments

Our short-term investments consist of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS. Recently, several auctions have failed as a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral, however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in our holding securities beyond their next scheduled auction reset dates and will limit the short-term liquidity of these investments. We currently believe these securities are not significantly impaired, primarily due to the collateral underlying these securities and/or the creditworthiness of the issuer. Furthermore, on September 8, 2008, the Massachusetts Secretary of State announced that UBS has pledged to buy back almost $40 billion worth of bonds that their retail clients have been unable to sell. As part of the settlement, UBS customers with less than $1 million in auction rate securities will get their money back by October 31, while others will get their refund by January 1, 2009. In accordance with FAS 115, the Company determined that these are trading securities and recorded on the Company’s consolidated financial statements at fair market value, with the unrealized losses amounting to $33,660 in the statement of operations. The Company does not anticipate incurring any further losses related to these credit risks. Based on our expected operating cash flows, and our other sources and uses of cash, we do not anticipate that the temporary lack of liquidity on these investments will affect our ability to execute our current business plan. Our short term investments are collateral for borrowings under our line of credit agreement with UBS.

(d) Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less.

(e) Allowance for Doubtful Accounts

The Company regularly reviews the accounts receivable aging and applies various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience in order to determine whether an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments, is appropriate. As of June 30, 2008 and 2007 no accounts were deemed uncollectible and the Company had not established an allowance for doubtful accounts.

(f) Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company does not anticipate incurring any losses related to these credit risks. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and intends to maintain allowances for anticipated losses, as required.

Two customers accounted for 14% and 12% of the revenues for the year ended June 30, 2008 and two customers accounted for 15% and 11% of the revenue for the year ended to June 30, 2007.

As of June 30, 2008, one customer accounted for 38% of accounts receivable, and three customers accounted for 17%, 14% and 10% of accounts receivable at June 30, 2007.

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

(g) Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3 – 5 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

(h) Intellectual Property Licenses

The Company has purchased licenses to use certain intellectual property. These licenses are amortized on the straight-line method over their estimated useful lives of 7 years.

(i) Customer Lists

From time to time, the Company purchases customer lists. These lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years.

(j) Revenue Recognition

The Company applies the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.

The Company recognizes revenues from printing services when services have been rendered and accepted by the customer while revenues from the re-use of published articles and rights management services are recognized upon shipment or electronic delivery to the customer.

(k) Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Management regularly reviews property, equipment and other long-lived assets for possible impairment in accordance with SFAS No. 144 and based upon this review believes there are no indications of impairment at June 30, 2008 or 2007.

(l) Stock Based Compensation

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

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18: “Accounting

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

(m) Shipping and Handling Costs

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10. As such, the Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $155,161 and $105,291, respectively, for the years ended June 30, 2008 and 2007.

(n) Income Taxes

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

(o) Net Income (Loss) per Share

The Company reports net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares available. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Warrants to purchase 2,450,000 shares of common stock have been excluded from the calculation of diluted net loss per share for the years ended June 30, 2008 and 2007 and options and warrants to purchase 2,980,000 shares of common stock outstanding as of June 30, 2008 have been excluded from the calculation as the effect would have been anti-dilutive.

(p) Marketing and Advertising Expenses

Marketing and Advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Marketing and advertising expense amounted to $40,437 and $23,658 for the years ended June 30, 2008 and 2007, respectively.

(q) Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries.

In March 2008, the FASB issued SFAS No. 161 (“FAS 161”), “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FAS 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

(r) Reclassifications

Certain reclassifications have been made to 2007 amounts to conform to the 2008 presentation. Short term investments which were previously considered cash equivalents are now classified separately.

Note 3 — Acquisition of Pools Press, Inc.

On February 28, 2007, the Company entered into an agreement with Pools Press, Inc. (Pools) of Northbrook, Illinois, a privately held company pursuant to which the Company acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. Pools is a commercial printer, specializing in reprints of copyrighted articles. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141 Business Combinations. As such, the results of Pools Press’ operations have been included in the consolidated financial statements since March 1, 2007.

The purchase price of $616,080 consisted of a payment of cash of $466,080 and the issuance of a note payable of $150,000 (See Note 6). The Company has made a preliminary allocation of purchase price to the fair value of the acquired assets as follows:

Current assets	$137,440
Fixed Assets	235,565
Intangible assets:
Customer list	110,000
189,185
Purchase price	672,190
Historical Cost of 25% minority interest	(56,110)
Net Purchase Price	$616,080

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

Note 3 — Acquisition of Pools Press, Inc.  – (continued)

The $56,110 minority interest has been adjusted to $50,102 and $51,128 in the accompanying balance sheets at June 30, 2008 and 2007 to give effect to the minority interest share of income and losses of $10,508 and ($4,982) for the years ended June 30, 2008 and 2007, respectively.

The value of the purchase price allocated to the fixed assets was based upon an appraisal performed by Winternitz Appraisal Service, Inc., a qualified appraisal firm. The initial allocation to the customer lists was made based upon a preliminary evaluation made by management. The Company reallocated $10,000 of goodwill to the customer list upon completion of a formal valuation of the purchase price allocation.

Goodwill represents the excess of the purchase price of an acquired company over the fair value of the identifiable assets acquired and liabilities assumed. The provisions of SFAS No. 142 state that goodwill of a reporting unit must be tested for impairment on an annual basis or at any other time during the year if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount.

Circumstances that could trigger an impairment test include; a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit, and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. Management has reviewed recorded goodwill for impairment and based upon this review believes there are no indicators of impairment at June 30, 2008 or June 30, 2007.

The following sets out the unaudited pro forma operating results for the year ended June 30, 2007 for the Company had the acquisition occurred as of January 6, 2006:

Pro Forma for the Year Ended June 30, 2007
(Unaudited)
Net sales	$5,618,171
Cost of sales	4,802,671
Gross profit	815,500
Operating expenses	1,267,056
Operating income (loss)	(451,556)
Other income (expense)	82,144
Minority Interest in income	(7,783)
Pro forma net loss	$(377,195)
Pro forma net loss per weighted average share, basic and diluted	$(0.04)

The Company has an option to purchase the remaining interest in Pools Press on any of the dates that are 18, 24, 30 or 36 calendar months following February 28, 2007, with 60 days prior notice. The price will be determined by an independent appraiser to be agreed upon by both the Company and the seller.

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

Note 4 — Property and Equipment

Property and equipment consists of the following as of June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Computer equipment	$32,344	$18,286
Software	95,045	5,521
Printing equipment	286,452	190,260
Furniture and fixtures	34,677	33,446
Autos and vans	4,000	21,000
	452,518	268,513
Less accumulated depreciation	(89,711)	(15,315)
	$362,807	$253,198

Printing equipment includes $91,792 of equipment under capital lease and related accumulated amortization of $7,650 as of June 30, 2008.

Depreciation expense for the years ended June 30, 2008 and 2007 was $92,102 and $13,804, respectively.

Note 5 — Intangible Assets

Intangible assets consist of the following at June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Customer list	$275,000	$215,000
Other intellectual property	582,975	165,525
Accumulated amortization	(246,238)	(44,187)
	$611,737	$336,338

Customer lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years.

The Company has purchased licenses to use certain intellectual property, including computer software. These licenses are depreciated using the straight-line method over their estimated useful lives of 7 years.

Future annual amortization under these intangible assets at June 30, 2008 is as follows:

Year Ending June 30,	Amount
2009	$165,707
2010	90,152
2011	83,207
2012	83,207
Thereafter	189,464
$611,737

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

Note 6 — Leases

The Company leases space in Northbrook, Illinois in accordance with the terms of a non cancelable operating lease agreement. The lease requires monthly payments between $7,446 and $8,000 through November 2011 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance. Rent, including real estate taxes, for the years ended June 30, 2008 and 2007 was $140,912 and $68,926, respectively.

The Company also has a non-cancelable lease for machinery and equipment that is accounted for as a capital lease that requires monthly payment of $1,945 including interest at a rate of 10.25% per annum. Annual future minimum rentals under operating and capital leases as of June 30, 2008 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2009	$89,656	$23,340
2010	93,250	23,340
2011	88,000	23,340
Thereafter		25,285
Total minimum lease payments	$270,906	$95,305
Amounts representing interest		17,697
Total		77,608
Less current portion		(16,129)
Long term		$61,479

Note 7 — Payable on Purchase of Pools Press

Payable on purchase of Pools Press represents the amount due to the former stockholder of Pools Press relating to the acquisition of that company. The note was unsecured and bore interest at a rate of 10.25% per annum. The outstanding amount as of June 30, 2007 was $162,392 and that amount was repaid in full on February 28, 2008.

Note 8 — Line of Credit

The Company entered into a credit agreement with UBS Financial Services Inc. on March 1, 2007. The credit facility is secured by the Company’s marketable securities, described in Note 2(c), above, which are held by UBS. The Company may borrow up to 80% of the value of the securities held in that account. The interest rate is 30 Day LIBOR plus 150 basis points. The balance of the credit facility on June 30, 2008 was $1,291,855. There is no stated maturity on the credit facility. The interest rate charged on the line of credit facility is based on 30 Day LIBOR, The interest rate outstanding as of June 30, 2008 was 3.982% per annum.

Note 9 — Stockholders’ Equity

Common Stock

The Company has authorized 120,000,000 shares of $0.001 par value stock. 100,000,000 have been authorized as common stock and 20,000,000 have been authorized as preferred stock.

During the year ending June 30, 2007, the Company sold units to acquire 4,500,000 shares of its common stock and warrants to purchase 2,250,000 shares of its common stock for gross proceeds of $4,500,000 that resulted in net proceeds to the Company of $4,211,784 after commissions and offering costs. The Company also issued 200,000 warrants to the placement agent. Each warrant is exercisable for a period of 3 years with an exercise price of $1.25 per share of common stock. In the event a public market develops, and the closing price of the Company’s common stock for 10 of any of 25 consecutive days is greater than $3.00 per

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

Note 9 — Stockholders’ Equity  – (continued)

share, the Company may elect at that time to compel the holders of the Warrants to exercise the Warrants at the exercise price. If any investor fails to exercise the Warrant within 10 days of such notice of redemption, then the Warrants shall be redeemed by the Company at a redemption price of $0.01 per warrant.

On November 30, 2007, the Company issued 50,000 shares of common stock valued at $1.00 per share to Pinpoint Documents, LLC as payment for a customer list. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The investor took its shares for investment purposes without a view to distribution and had access to information concerning Derycz and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares.

On December 21, 2007, the Company issued 11,810 shares of common stock, valued at $1.00 per share, to Scott Ahlberg, an employee of Reprints Desk and a director of the Company, as a discretionary bonus. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. Mr. Ahlberg took his shares for investment purposes without a view to distribution and had access to information concerning Derycz and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares.

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares. On December 21, 2007, we granted options to purchase 530,000 shares of common stock at $1.50 per share to eight employees and one consultant, which expire on December 21, 2017. The options were valued at $112,000 using a Black-Scholes valuation model and will be amortized over the vesting period. Stock based compensation expense of $99,057 and $0 were recognized during the years ended June 30, 2008 and 2007, respectively, relating to the vesting of such options. As of June 30, 2008, the unamortized value of these option awards were $19,415 which will be amortized as stock based compensation cost over the average of approximately one year as the options vest. As of June 30, 2008, these options have no intrinsic value.

At June 30, 2008 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2007	—	$0.00
Granted	530,000	$1.50
Exercised	—	—
Cancelled	—	$0.00
Balance at June 30, 2008	530,000	$1.50

Additional information regarding options outstanding as of June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$1.50	530,000	6	$1.50	407,500

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

Note 9 — Stockholders’ Equity  – (continued)

Warrants

At June 30, 2008 warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 1, 2006	—
Granted	2,450,000	$1.25
Exercised
Balance at July 1, 2007	2,450,000	$1.25
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at June 30, 2008	2,450,000	$1.25

The above warrants are fully vested and have a five year contractual life. There was no intrinsic value to these warrants as of June 30, 2008 or 2007.

Note 10 — Related Party Transactions

The Company leases furniture and office space on a month to month basis from a stockholder of the Company. The total rent expense paid to the stockholder for the years ended June 30, 2008 and 2007 were $27,404 and $29,955, respectively.

Note 11 — Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2008 and 2007 are as follows: at June 30, 2008 and 2007, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $660,000 and $446,000, respectively. Federal NOLs could, if unused, expire in 2025 through 2027. State NOLs, if unused, could expire in 2015 through 2017.

The Company has provided a full valuation allowance on the deferred tax assets at June 30, 2008 and 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2008 was an increase of $104,050.

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

Note 11 — Income Taxes  – (continued)

The following is a schedule of the deferred tax assets and liabilities as of June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Deferred tax assets:
Federal net operating loss	$224,240	$169,040
State net operating loss	22,290	18,280
Intangible assets	16,510	0
Unrealized loss on investment	13,130	0
Total deferred tax assets	276,170	187,320
Deferred tax liabilities
Fixed asset depreciation	105,500	89,400
Intangible assets	0	31,300
Total deferred tax liabilities	105,500	120,700
Net deferred tax assets	170,670	66,620
Less valuation allowance	(170,670)	(66,620)
	$—	$—

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2008 and 2007, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008 and 2007, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	June 30, 2008	June 30, 2007
Federal income tax rate	(34.00)%	(34.00)%
State tax, net of federal benefit	(6.00)%	(6.00)%
Permanent differences	(1.00) %	0.00%
Non-deductible stock based compensation	11.00%	0.00%
Increase in valuation allowance	30.00%	40.00%
Effective income tax rate	0.00%	0.00%

Note 12 — Subsequent Event

On July 17, 2008, the Company sold 400,017 shares of common stock and warrants to purchase 200,009 shares of Common Stock at an exercise price of $2.00 per share at anytime prior to July 17, 2011, for an aggregate purchase price of $600,025. The common stock and warrants were sold to a total of 4 investors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment
Peter Derycz	46	Chief Executive Officer and Chairman of the Board	January 6, 2006
Richard McKilligan	45	Chief Financial Officer, Secretary and General Counsel	January 1, 2007
Scott Ahlberg	45	Director, Head of Corporate Services of Reprints Desk	February 6, 2006
Jan Peterson	60	Director, Head of Publisher Relations of Reprints Desk	July 1, 2006

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Business Experience Descriptions

Peter Derycz — President and Chairman

Peter Derycz founded Reprints as its President in 2006. Mr. Derycz was a founder of Infotrieve, Inc. in 1989 and served as its President from February 2003 until September 2003. He served as the Chief Executive Officer of Puerto Luperon, Ltd. (Bahamas) from January 2004 until December 2005. In January 2006, he was appointed to, and currently serves as a member of, the board of directors of Insignia Systems, Inc. Mr. Derycz received a B.A. in Psychology from the University of California at Los Angeles.

Richard McKilligan — Chief Financial Officer

Richard McKilligan earned his law degree from Cornell Law School, his MBA from the University of Chicago and his undergraduate degree in Accountancy from the University of Illinois at Urbana-Champaign. He joined Derycz in January 2007. Mr. McKilligan is also Counsel to Bristol Capital Advisors, LLC, which is the investment manager of Bristol Investment Fund, Ltd., which holds a significant equity stake in the Company, and Chief Financial Officer of Sunburst Acquisitions III, Inc., of which Bristol Investment Fund, Ltd. also holds a significant equity stake. He was an associate with Morgan, Lewis & Bockius, LLP in their New York and London offices from 2000 until January 2006. He is a member of the State Bar of California, the New York State Bar Association and the Florida Bar.

Scott Ahlberg — Head of Corporate Services of Reprints Desk

Scott Ahlberg has degrees from Stanford University (BA, 1984) and the University of London (MA, 1990). Mr. Ahlberg was Vice President of Infotrieve, Inc. from 1991 until 2001 and Executive Vice President from 2001 until May 2005. From May 2005 until February 2006, Mr. Ahlberg provided consulting services to ventures in professional networking and medical podcasting. He joined Reprints Desk in 2006.

Jan Peterson — Head of Publisher Relations of Reprints Desk

Jan Peterson was Vice President for Content Development at Infotrieve, Inc. from 2000 to 2006 and Vice President for Publisher Relations and Content Development at RoweCom, formerly Faxon/Dawson, from 1997 to 2000. Ms. Peterson was at Academic Press (now Elsevier) for 14 years, where her last position was Fulfillment Director. Ms. Peterson is Past Chair of the Board of Directors for the National Information Standards Organization (NISO), and she is the past chair of the International Committee for EDI in Serials (ICEDIS). She has a degree in History from Whittier College and an M.A. in Asian Studies from California State College, San Diego. She joined Reprints in 2006.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

None of the directors or executive officers have, during the past five years:

(a)	had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of, such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
(b)	been convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
(c)	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or
(d)	been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or finding has not been reversed, suspended, or vacated.”

Code of Ethics

We have not yet adopted a written code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or persons performing similar functions. We currently are considering the terms of such a code and expect to adopt a code of ethics during the current fiscal year.

Item 11. Executive Compensation

Executive Compensation

The following table summarizes all compensation for the last two fiscal years awarded to, earned by or paid to our “named executive officers,” which group includes the Company’s Chief Executive Officer and the Company’s two most highly compensated executive officers who earned more than $100,000 in the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principle Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Peter Derycz Chief Executive Officer	2008	120,000	—	—	—		—	—	—	120,000
	2007	110,000	—	—	—		—	—	—	110,000
Richard McKilligan Chief Financial Officer	2008	81,250	—	—	17,064	(1)	—	—	—	98,314
	2007	70,000	—	—			—	—	—	70,000

(1)	Represents a grant made on December 21, 2007, of options to purchase 66,500 common shares which vest immediately and options to purchase 28,500 common shares which will vest on December 21, 2008.

The following table sets forth, at June 30, 2008, information regarding unexercised options for each named executive officer. There were no stock awards outstanding at June 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Peter Derycz	—		—		—	—	—
Richard McKilligan	66,500	(1)	28,500	(2)	—	$1.50	12/21/17

(1)	Options vested immediately upon grant on December 21, 2007.
(2)	Options will vest on December 21, 2008.

The following table sets forth, for the year ended June 30, 2008, the compensation earned by our directors for the services rendered by them to the Company in all capacities.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)		Total ($) (h)
Scott Ahlberg	—	—	—	—	—	126,749	(1)	126,749
Janice Peterson	—	—	—	—	—	111,088	(2)	111,088

(1)	Mr. Ahlberg received no compensation for his services as a director of the Company. Other compensation represents the following amounts paid to Mr. Ahlberg for his services as an employee of the Company: salary in the amount of $60,000, a cash bonus in the amount of $40,000, a stock award valued at $11,798, and an option award valued at $14,951. On December 21, 2007, the Company granted Mr. Ahlberg 11,810 shares of the Company’s common stock as a discretionary bonus. On December 21, 2007, the Company granted Mr. Ahlberg options to purchase 66,500 shares of the Company’s common stock, which vested immediately upon grant, and options to purchase 8,500 shares of the Company’s common stock, which will vest on December 21, 2008.
(2)	Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $60,000, additional salary in the amount of $5,000 that had accrued to Ms. Peterson in fiscal year 2007 but had not been paid, a cash bonus in the amount of $30,000, and an option award valued at $16,088. On December 21, 2007, the Company granted Ms. Peterson options to purchase 66,500 shares of the Company’s common stock, which vested immediately upon grant, and options to purchase 18,500 shares of the Company’s common stock, which will vest on December 21, 2008.

Employment Agreements

Peter Derycz

Mr. Derycz’s employment contract as Chief Executive Officer and as a director of the Company has a three year term beginning July 1, 2007. The contract provides an annual salary of $120,000 until such time as the Company achieves revenues exceeding $3 million in a calendar quarter on a consolidated basis at which time his salary will increase to $240,000. Mr. Derycz’s salary increased to $240,000 per year on July 1, 2008. No part of Mr. Derycz’s salary is allocated to his duties as a director of the Company. The contract contains no other incentive bonus structure.

Scott Ahlberg

Mr. Ahlberg’s employment contract as Head of Corporate Services of Reprints Desk and as a director of the Company has a three year term beginning July 1, 2007. The contract provides an annual base salary of $60,000 and an annual guaranteed bonus of $40,000. The contract sets out bonuses of between $20,000 and $220,000 available to Mr. Ahlberg if the Company achieves certain levels of revenues from its document delivery product from $1,000,000 to in excess of $20,000,000. No part of Mr. Ahlberg’s salary is allocated to his duties as a director of the Company. The contract contains no other incentive bonus structure.

Janice Peterson

Ms. Peterson’s employment contract as Head of Publisher Relations of Reprints Desk and as a director of the Company has a three year term beginning July 1, 2007. The contract provided an annual base salary of $60,000, which increases to $70,000 on October 1, 2008, and an annual guaranteed bonus of $30,000. The contract sets out additional commissions available to Ms. Peterson, which vary from 1% to 5% of the discounts or sales that result from agreements that she negotiates between publishers and either Pools Press or Reprints Desk. No part of Ms. Peterson’s salary is allocated to her duties as a director of the Company. The contract contains no other incentive bonus structure.

Director Compensation

We intend to compensate non-management directors through stock option and/or restricted stock granted under our 2007 Equity Compensation Plan. At this time, no directors receive compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 25, 2008, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the CEO and each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 25, 2008. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 12,961,830 shares of common stock outstanding as of September 25, 2008 plus, for each person, any securities that person has the right to acquire within 60 days of September 25, 2008.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o Derycz Scientific, Inc., 10990 Wilshire Blvd., Suite 1410, Los Angeles, California 90024.

Name and Address	Shares Beneficially Owned	Percentage of Class
Bristol Investment Fund, Ltd.(1)(2)	2,750,000	20.8%
Bristol Capital, LLC(1)(3)	1,810,910	14.0%
Peter Derycz	4,000,000	30.9%
Richard McKilligan(4)	139,228	1.1%
Scott Ahlberg(4)	78,310	*
Jan Peterson(4)	66,500	*
All Directors and Executive Officers as a group (4 persons)	4,284,038	32.6%

*	Less than 1%
(1)	Paul Kessler exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd. and Bristol Capital, LLC.
(2)	Includes warrants to purchase 250,000 shares of common stock at an exercise price of $1.25 per share.
(3)	Diana Derycz-Kessler is a member of Bristol Capital, LLC, the spouse of Paul Kessler and the sibling of Peter Derycz.
(4)	Includes options to purchase 66,500 shares of common stock at an exercise price of $1.50 per share.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of the Company.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The purpose of the Plan is to grant stock and stock options to purchase our common stock to our employees and key consultants. The total amount of shares subject to the Plan is 1,500,000 shares. As of September 25, 2008, we had granted 530,000 options under the Plan. The following table provides information as of June 30, 2008 with respect to the Plan, which is the only compensation plan under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	530,000	$1.50	970,000
Equity compensation plans not approved by security holders	None		None
Total	530,000		970,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Described below are certain transactions or series of transactions since July 1, 2006 between us and our subsidiaries and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

Richard McKilligan, our Chief Financial Officer, is also Counsel to Bristol Capital Advisors, LLC, which is the investment manager of Bristol Investment Fund, Ltd., which holds 2,250,000 shares, or 17.4%, of the Company’s common stock. Mr. McKilligan is also the Chief Financial Officer and General Counsel of Sunburst Acquisitions III, Inc., of which Bristol Investment Fund, Ltd. is a shareholder.

The Company subleases its office space from Bristol Capital Advisors, LLC pursuant to a lease agreement. The office space is approximately 1,000 square feet and the cost is $2,740.40 per month, which rate is equivalent on a per square foot basis to the amount Bristol Capital Advisors, LLC pays under its lease agreement and is comparable to the terms of a lease between unaffiliated parties. The sublease agreement is a month-to-month tenancy which may be terminated at any time. Bristol Capital Advisors, LLC is the investment manager of Bristol Investment Fund, Ltd., which holds a significant equity stake in the Company.

A familial relationship exists between management and certain equity holders of the Company. Paul Kessler and Diana Derycz-Kessler are married and are the owners of Bristol Capital, LLC, which holds 1,810,910 shares, or 14.4%, of the Company’s common stock. Paul Kessler has investment and voting control over the shares held by Bristol Investment Fund, Ltd., which holds 2,250,000 shares, or 17.4%, of the Company’s common stock. Diana Derycz-Kessler and Peter Derycz, the Company’s Chief Executive Officer, are siblings. Diana Derycz-Kessler is a registered representative of T.R. Winston & Company, LLC, which was the Placement Agent for the Company’s December 2006 offering of common shares. Our agreement with the Placement Agent was on terms that would be comparable to the terms in similar agreements between unaffiliated parties. Although no agreement exists between the Company and Ms. Derycz-Kessler, she may receive compensation in connection with that offering through T.R. Winston & Company, LLC.

Director Independence

None of the members of the Company’s Board of Directors are independent directors as that term is defined by NASDAQ Rule 4200(a)(15). The Company’s currently does not have an Audit Committee. None of the members of the Company’s Board of Directors meet the Audit Committee independence requirements of NASDAQ Rule 4350(d)(2).

Item 14. Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2007 and 2008.

	Year Ended June 30, 2008	Year Ended June 30, 2007
Audit Fees	$147,231	$17,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	—	—
	$147,231	$17,500

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit-related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2007 and 2008, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Documents filed as a part of this report

(1) Financial Statements

The financial statements of Derycz Scientific, Inc. and its subsidiaries and Weinberg & Company, P.A.’s report dated September 15, 2008, are incorporated by reference to Item 8 of this report.

(2) Financial Statement Schedules

Not required.

(b) Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006(1)
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Warrant(1)
10.1	2007 Equity Compensation Plan(1)
10.2	Lease Agreement between Pools Press and JJ Properties(1)
10.3	Peter Derycz Employment Agreement(1)
10.4	Richard McKilligan Employment Agreement(1)
10.5	Scott Ahlberg Employment Agreement(1)
10.6	Janice Peterson Employment Agreement(1)
10.7	Matt Sampson Employment Agreement(1)
10.8	CapCas License Agreement(1)
10.9	Dainippon Equipment Purchase Agreement(1)
10.10	Form of Subscription Agreement(2)
21.1	List of Subsidiaries(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(3)
32.1	Section 1350 Certification of Chief Executive Officer(3)
32.2	Section 1350 Certification of Chief Financial Officer(3)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.
Date: September 29, 2008	By: /s/ Peter Derycz Peter Derycz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Derycz Peter Derycz	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	September 29, 2008
/s/ Richard McKilligan Richard McKilligan	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and General Counsel	September 29, 2008
/s/ Scott Ahlberg Scott Ahlberg	Director	September 29, 2008
/s/ Jan Peterson Jan Peterson	Director	September 29, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006(1)
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Warrant(1)
10.1	2007 Equity Compensation Plan(1)
10.2	Lease Agreement between Pools Press and JJ Properties(1)
10.3	Peter Derycz Employment Agreement(1)
10.4	Richard McKilligan Employment Agreement(1)
10.5	Scott Ahlberg Employment Agreement(1)
10.6	Janice Peterson Employment Agreement(1)
10.7	Matt Sampson Employment Agreement(1)
10.8	CapCas License Agreement(1)
10.9	Dainippon Equipment Purchase Agreement(1)
10.10	Form of Subscription Agreement(2)
21.1	List of Subsidiaries(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(3)
32.1	Section 1350 Certification of Chief Executive Officer(3)
32.2	Section 1350 Certification of Chief Financial Officer(3)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Filed herewith.