Form 10-Q
period 2008-09-30
Derycz Scientific Inc
filed 2008-11-19
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 11, 2008, there were 12,961,830 shares of common stock outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Derycz Scientific, Inc.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,597,679	$849,834
Short term investments	1,731,961	1,736,630
Accounts receivable	2,338,115	3,119,158
Inventory	11,326	15,956
Prepaid royalties	254,236	326,077
Other current assets	121,478	80,739

TOTAL CURRENT ASSETS	6,054,795	6,128,394

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $113,956 and $89,711	382,297	362,807
LONG-TERM DEFERRED TAX ASSET	853	-
INTANGIBLE ASSETS
Customer lists, net of accumulated amortization of $213,889 and $182,222	61,111	92,778
Other intellectual property, net of amortization of $85,859 and $64,016	584,566	518,959
Goodwill	284,143	189,185

TOTAL ASSETS	$7,367,765	$7,292,123

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,571,096	$1,997,233
Capital lease obligation, current	16,546	16,129
Outstanding credit line	1,305,138	1,291,855
Income taxes payable	14,195	-
Other current liabilities	54,477	88,430
TOTAL CURRENT LIABILITIES	2,961,452	3,393,647

CAPITAL LEASE OBLIGATIONS	57,183	61,479
LONG-TERM DEFERRED TAX LIABILITY	121,832	-
MINORITY INTEREST	22,609	50,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares authorized; 12,961,830 and 12,561,813 shares issued and outstanding	12,962	12,562
Additional paid-in capital	5,295,424	4,645,364
Accumulated deficit	(1,103,697)	(871,031)

TOTAL STOCKHOLDERS' EQUITY	4,204,689	3,786,895

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,367,765	$7,292,123

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	September 30,
	2008	2007

NET SALES	$3,202,726	$2,251,086

COST OF SALES	2,556,829	1,811,571

GROSS PROFIT	645,897	439,515

OPERATING EXPENSES:
General and administrative	771,623	417,931
Marketing and advertising	14,163	3,770
Depreciation and amortization	65,073	41,284
Other expenses	1,049	-

TOTAL OPERATING EXPENSES	851,908	462,985

LOSS FROM OPERATIONS	(206,011)	(23,470)

Unrealized loss on marketable securities	(18,150)	-
Interest expense	(15,240)	(4,605)
Interest income	19,458	33,802

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST	(219,943)	5,727

MINORITY INTEREST	(4,160)	(2,052)

INCOME (LOSS) BEFORE TAXES	(224,103)	3,675

PROVISION FOR INCOME TAXES	8,563	-

NET INCOME (LOSS)	$(232,666)	$3,675

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.02)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	12,895,161	12,500,003

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the three months ended September 30, 2008
(unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	Deficit	equity

Balance, July 1, 2008	12,561,813	$12,562	$4,645,364	$(871,031)	$3,786,895

Fair value of vested options issued to employees	-	-	6,472	-	6,472

Issuance of warrant for services			43,963	-	43,963

Issuance of common stock for cash	400,017	400	599,625	-	600,025

Net loss for the period				(232,666)	(232,666)

Balance, September 30, 2008	12,961,830	$12,962	$5,295,424	$(1,103,697)	$4,204,689

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statements of Cash Flows

	Three months
	ended September 30,
	2008	2007
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(232,666)	$3,675
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,755	50,833
Fair value of vested stock options	6,472	-
Fair value of common stock warant issued for services	43,963	-
Unrealized loss on investment	18,150	-

Changes in assets and liabilities:
Accounts receivable	781,043	(242,231)
Accounts payable and accrued expenses	(426,137)	(171,086)
Inventory	4,630	2,369
Prepaid royalties	71,841	44,491
Other current assets	(40,739)	(17,988)
Other current liabilities	(33,953)	32,373
Minority share of earnings	4,160	2,052
Income taxes payable	8,563	-

Net cash provided by (used in) operating activities	283,082	(295,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(43,735)	(116,990)
Purchase of Intellectual Property	(87,450)	-
Proceeds from sale of (investment in) short term investments	(13,481)	433,960

Net cash provided by (used in) investing activities	(144,666)	316,970

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	600,025	-
Capital lease obligation	(3,879)	107,509
Payments on notes on Pools Press	-	(3,423)
Advances under (payments on) line of credit	13,283	(6,244)

Net cash provided by financing activities	609,429	97,842

NET INCREASE IN CASH AND CASH EQUIVALENTS	747,845	119,300

CASH AND CASH EQUIVALENTS, Beginning of period	849,834	382,587

CASH AND CASH EQUIVALENTS, End of period	$1,597,679	$501,887

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$32,313	$33,802

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation	$73,729	$107,509
Adjustment to Goodwill to reflect deferred tax assets and liabilities	$121,832	$-
Adjustment to Goodwill to reflect minority interest of deferred tax liability	$26,874	$-

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2008 and 2007 (Unaudited)

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

(c) Basis of Presentation

The accompanying interim financial statements for the three months ended September 30, 2008 and 2007 are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2008 and the results of operations and cash flows for the three months ended September 30, 2008 and 2007. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2009.

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly and majority owned subsidiaries. The consolidated accounts include 100% of the assets and liabilities of our majority owned subsidiary, and the ownership interests of minority investors are recorded as a minority interest. Intercompany balances and transactions have been eliminated in consolidation.

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

(b) Fair value of financial instruments

Effective August 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No.157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

(c) Short term investments

Our short term investments consist of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS. Recently, several auctions have failed as a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral, however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in our holding securities beyond their next scheduled auction reset dates and will limit the short-term liquidity of these investments. We currently believe these securities are not significantly impaired, primarily due to the collateral underlying these securities and/or the creditworthiness of the issuer.  Furthermore, on September 8, 2008, the Massachusetts Secretary of State announced that UBS has pledged to buy back almost $40 billion worth of bonds that their retail clients have been unable to sell.  As part of the settlement, UBS customers with less than $1 million in auction rate securities will get their money back by October 31, while others will get their refund by January 1, 2009. In accordance with Statement of Financial Accounting Standards No. 115, the Company determined that these investments should be accounted for as trading securities and recorded on the Company’s consolidated financial statements at fair market value, with the unrealized losses amounting to $18,150 at September 30, 2008 reflected as a charge in our statement of operations. The Company does not anticipate incurring any further losses related to these credit risks.  Based on our expected operating cash flows, and our other sources and uses of cash, we do not anticipate that the temporary lack of liquidity on these investments will affect our ability to execute our current business plan.   Our short term investments are collateral for borrowings under our line of credit agreement with UBS (see Note 6).

As the Company has adopted FAS 157, it has determined that this investment should be measured using Level 2 criteria of FAS 157.  Level 2 use inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

(d) Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company does not anticipate incurring any losses related to these credit risks. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and intends to maintain allowances for anticipated losses, as required.

One customer accounted for 28% of the revenues for the three months ended September 30, 2008 and two customers accounted for 13% and 13% of the revenues for the three months ended September 30, 2007.

As of September 30, 2008, two customers accounted for 11% and 10% of accounts receivable and one customer accounted for 38% of accounts receivable at June 30, 2008.

(e) Revenue recognition

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

(f) Stock based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereby the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

(g) Shipping and handling costs

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10. As such, the Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $43,091 and $22,735, respectively, for the three months ended September 30, 2008 and 2007.

(h) Net Income (Loss) per share

The Company reports net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Warrants to purchase 2,450,000 shares of common stock have been excluded from the calculation of diluted net loss per share for the three months ended September 30, 2007 and options and warrants to purchase 3,207,509 shares of common stock outstanding as of September 30, 2008 have been excluded from the calculation as the effect would have been anti-dilutive.

(i) Marketing and Advertising expenses

Marketing and Advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Marketing and advertising expense amounted to $14,163 and $3,770 for the three months ended September 30, 2008 and 2007, respectively.

(j) Recently issued accounting pronouncements

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

In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities * an amendment of FAS 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Note 3 —  Property and Equipment

Property and equipment consists of the following as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
	(unaudited)
Computer equipment	$64,646	$32,344
Software	106,478	95,045
Printing equipment	286,452	286,452
Furniture and fixtures	34,677	34,677
Autos and vans	4,000	4,000
	496,253	452,518
Less accumulated depreciation	(113,956)	(89,711)
	$382,297	$362,807

Printing equipment includes $91,792 of equipment under capital lease and related accumulated amortization of $21,418 and $16,829 as of September 30, 2008 and June 30, 2008, respectively.

Depreciation expense for the three months ended September 30, 2008 and 2007 was $24,245 and $13,274, respectively.

Note 4 — Intangible Assets

Intangible assets consist of the following at September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
	(unaudited)
Customer list	$275,000	$275,000
Other intellectual property	670,425	582,975
Accumulated amortization	(299,748)	(246,238)
	$645,677	$611,737

Customer lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years.

The Company has purchased licenses to use certain intellectual property, including computer software. These licenses are depreciated using the straight-line method over their estimated useful lives of 7 years.

Note 5 — Leases

The Company leases space in Northbrook, Illinois in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $7,446 and $8,000 through November 2011 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance. Rent, including real estate taxes, for the three months ended September 30, 2008 and 2007 was $30,024 and $29,904, respectively.

The Company also has a non-cancelable lease for machinery and equipment that is accounted for as a capital lease that requires monthly payment of $1,945 including interest at a rate of 10.25% per annum. Annual future minimum rentals under operating and capital leases as of September 30, 2008 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2009	$67,318	$17,505
2010	93,250	23,340
2011	88,000	23,340
Thereafter		25,285
Total minimum lease payments	$248,568	$89,470
Amounts representing interest		15,741
Total		73,729
Less current portion		(16,546)
Long term		$57,183

Note 6 — Line of Credit

The Company entered into a credit agreement with UBS Financial Services Inc. on March 1, 2007. The credit facility is secured by the Company’s marketable securities, described in Note 2(c), above, which are held by UBS. The Company may borrow up to 80% of the value of the securities held in that account. The balance of the credit facility on September 30, 2008 and June 30, 2008 was $1,305,138 and $1,291,855, respectively. There is no stated maturity on the credit facility. The interest rate is 30 Day LIBOR plus 150 basis points. The interest rate outstanding as of September 30, 2008 was 4.1% per annum.

Note 7 — Stockholders’ Equity

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

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares. On December 21, 2007, we granted options to purchase 530,000 shares of common stock at $1.50 per share to eight employees and one consultant, which expire on December 21, 2017. The options were valued at $112,000 using a Black-Scholes valuation model and will be amortized over the vesting period. Stock-based compensation expense of $6,472 and $0 were recognized during the three months ended September 30, 2008 and 2007, respectively, relating to the vesting of such options. As of September 30, 2008, the unamortized value of these option awards was $6,450 which will be amortized as stock based compensation cost over the average of approximately one year as the options vest. As of September 30, 2008, these options have no intrinsic value.

At September 30, 2008 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2008	530,000	$1.50
Granted	—	$—
Exercised	—	—
Cancelled	—	$—
Balance at September 30, 2008	530,000	$1.50

Additional information regarding options outstanding as of September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$1.50	530,000	6	$1.50	407,500

Warrants

At September 30, 2008 warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 1, 2008	2,450,000	$1.25
Granted	350,009	$2.00
Exercised	-
Balance at September 30, 2008	2,800,009	$1.34

The above warrants are fully vested and have a five year contractual life. There was no intrinsic value to these warrants as of September 30, 2008 and June 30, 2008.

During the three months ended September 30, 2008, the Company issued warrants to acquire 150,000 shares of our stock at an exercise price of $2.00 per share and a life of five years.  The shares were valued at $43,693 using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 25%, and an expected term of the warrants of five years.

Note 8 — Related Party Transactions

The Company leases furniture and office space on a month to month basis from a stockholder of the Company. The total rent expense paid to the stockholder for the three months ended September 30, 2008 and 2007 were $5,481 and $8,221, respectively.

Note 9 — Income Taxes

The provision (benefit) for income taxes consists of the following for the three months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008	Three months ended September 30, 2007
Current tax provision - federal	11,686	0
- state	2,509	0
Deferred tax provision - federal	(3,093)	0
- state	(2,539)	0
Income tax provision	8,563	0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. At September 30, 2008, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $660,000 and $463,000, respectively. Federal NOLs could, if unused, expire in 2026. State NOLs, if unused, could expire in 2016.

During the quarter ended September 30, 2008, the Company recorded an adjustment to its 75% owned subsidiary for deferred tax of $126,611 that should have been recorded at the date of acquisition.  This adjustment to the valuation of the net assets of the subsidiary affected goodwill by $94,958 and minority interest by $31,653.

The Company has provided a full valuation allowance on the deferred tax assets at September 30 and June 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)  —  an interpretation of FASB Statement No. 109, Accounting for Income Taxes .” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30 and June 30, 2008, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30 and June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Three Months Ended September 30, (Unaudited)
	2008	2007
Federal income tax rate	(34.00)%	(34.00)%
Benefit for interim period loss not recorded	37.90%
State tax, net of federal benefit	0.00%	(6.00)%
Permanent differences	(0.01)%	0.00%
Increase in valuation allowance	0.00%	40.00%
Effective income tax rate	3.89%	0.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended September 30, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included in Item 1 of Part 1 this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007:

Sales and Cost of Goods Sold

Our revenues increased significantly from the same period in 2007 and we expect that trend to continue as we add new customers and as the volume from existing customers increases. We achieved revenue of $3,202,726 for the three months ended September 30, 2008, compared to revenue of $2,251,086 for the three months ended September 30, 2007, an increase of 42%.

The revenue of our main operating company, Reprints, increased from $1,801,192 for the three months ended September 30, 2007 to $2,807,466 for the three months ended September 30, 2008, an increase of 56%. Pools Press contributed the remainder of the revenue. We expect to continue with significant revenue growth this year. However, the economic climate may significantly slow our sales growth if our customers reduce their marketing budgets.

Our cost of goods sold likewise increased from $1,811,571 for the three months ended September 30, 2007 to $2,556,829 for the three months ended September 30, 2008, which represents an increase of 41%. This percentage increase is roughly equivalent to the increase in our revenues. At Reprints, we only purchase articles when they have been requested by our clients. Gross margins as a percentage of sales remained consistent at 20% for each period. We generally charge a margin over the actual cost to us. We attempt to negotiate discounts with our publishers and have a few such agreements in place. We also have prepaid some publishers for articles in exchange for discounts. At September 30, 2008, we had prepaid $254,236 for royalties that were not yet used. The publishers set the price for each order and do not generally grant significant discounts. We expect that our cost of goods sold will keep pace with our revenue growth, unless additional publisher discounts can be achieved.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 85% from $417,931 for the three months ended September 30, 2007 to $771,623 for the three months ended September 30, 2008. Pools’ share of these expenses was approximately $52,000 for the 2008 period and $57,000 for the 2007 period. These expenses include Reprints’ salary costs, which were $405,894 in the 2008 period and $227,197 in the 2007 period, an increase of $178,697 or 79%. Our sales and marketing team has increased during the past year and we have added additional employees as needed. We continue to attempt to contain the expansion of our workforce. However, because of the expansion of our sales volume and in order to continue to develop our computer system, we expect to add a small number of new employees in the near future. The 2008 figure also includes approximately $93,000 in investor relations expenses incurred in preparation for the public trading of our common stock. The investor relations expense includes $43,963, which is the value attributable to the issuance of a warrant to purchase 150,000 shares of the Company’s common stock.

Marketing and Advertising

Our marketing and advertising expenses increased from $3,770 for the three months ended September 30, 2007 to $14,163 for the three months ended September 30, 2008. These costs have not been a significant expense for us and have been limited to the cost of our participation in publishing industry trade shows and limited advertising in trade publications and sponsorship of publishing industry programs. However, we are planning targeted publishing advertising campaigns that will likely cost approximately $120,000 over the next year.

Depreciation and Amortization

Our depreciation and amortization expense increased approximately 58% from $41,284 for three months ended September 30, 2007 to $65,073 for the three months ended September 30, 2008. Pools’ share of these expenses in the 2008 period included $13,750 related to the amortization of Pools’ customer list. Reprints’ depreciation and amortization expense of $51,122 for the 2008 period was primarily attributable to amortization on software and intellectual property licenses as well as amortization of two customer lists.

Other Expenses

Other expenses were $0 for the three months ended September 30, 2007 and were $1,049 for the three months ended September 30, 2008.

Loss on marketable securities

We recognized unrealized losses on our short-term investments of $18,150 and $0 during the three months ended September 30, 2008 and 2007, respectively. These investments consist of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS Financial Services, Inc., and the losses were based on valuations by UBS. We will continue to monitor the market for these securities to determine if they are properly valued and correctly classified. Based on our expected operating cash flows, and our other sources and uses of cash, we do not anticipate that the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Interest Expense

Interest expense was $4,605 for the three months ended September 30, 2007 and $15,240 for the three months ended September 30, 2008. The 2008 interest expense is primarily attributable to the interest paid on a credit line secured by the marketable securities owned by the Company.

Interest Income

Interest income was $33,802 for the three months ended September 30, 2007 and $19,458 for the three months ended September 30, 2008. This interest income is primarily attributable to the interest earned on investments in marketable securities.

Net Loss

We recorded a net loss of $232,666 for the three months ended September 30, 2008 compared to net income of $3,675 in the 2007 period. We hope to be modestly profitable in the near future, but as we are still a new business, we do not expect profits to be significant for the next year.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $1,597,679, compared to $849,834 as of June 30, 2008. This increase is primarily attributable to the sale of 400,017 shares of the Company’s common stock and warrants to purchase 200,009 shares of the Company’s common stock on July 17, 2008 for an aggregate purchase price of $600,025.

Net cash provided by operating activities was $283,082 for the three months ended September 30, 2008 compared to cash used in operating activities of $295,512 for the three months ended September 30, 2007. During the 2007 period, our accounts receivable increased by $242,231 and our accounts payable decreased by $171,086, compared to decreases of $781,043 and $426,137, respectively, in the 2008 period. Additionally, during the three months ended September 30, 2008, we expensed $77,755 to depreciation and amortization, offset by our use of $71,841 of prepaid royalties. Also during the 2008 period, we issued a common stock warrant for services with a value of $43,963 and we amortized $6,472 for stock options vesting in December 2008 during the three months ended September 30, 2008. No stock options vested in the 2007 period.

Net cash used in investing activities was $144,666 for the three months ended September 30, 2008 compared to net cash provided by investing activities of $316,970 for the three months ended September 30, 2007. This difference was primarily due to sales of short term investments in the 2007 period and the purchases of equipment and intellectual property licenses at Reprints in the 2008 period.

Net cash provided by financing activities was $609,429 for the three months ended September 30, 2008 compared to net cash provided by financing activities of $97,842 for the corresponding period in 2007. The cash provided by financing activities for the 2007 period was primarily attributable to a capital lease entered into by Pools Press. In the 2008 period, the cash was primarily provided by the sale of common stock and warrants in July 2008.

We believe that our current cash resources will be sufficient to sustain our current operations for at least one year. While we have not experienced any losses from bad debts, we expect our accounts receivable to increase as a result of significant increases in our sales. We also expect to incur significant investor relations expenses in conjunction with the listing of our common stock. In addition, we may need to obtain additional cash resources during the next year in order to acquire complementary businesses. The need for cash to finance acquisitions will depend on the businesses acquired and we cannot predict those needs with any certainty. In the event such funds are needed, we may engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.

Our short-term investments consist of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS. Recently, several auctions have failed as a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral, however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in our holding securities beyond their next scheduled auction reset dates and will limit the short-term liquidity of these investments. We currently believe these securities are not significantly impaired, primarily due to the collateral underlying these securities and/or the creditworthiness of the issuer. Furthermore, on September 8, 2008, the Massachusetts Secretary of State announced that UBS has pledged to buy back almost $40 billion worth of bonds that their retail clients have been unable to sell. As part of the settlement, UBS customers with less than $1 million in auction rate securities will get their money back by October 31, 2008 while others will get their refund by January 1, 2009. The Company does not anticipate incurring any further losses related to these credit risks. Based on our expected operating cash flows, and our other sources and uses of cash, we do not anticipate that the temporary lack of liquidity on these investments will affect our ability to execute our current business plan. Our short term investments are collateral for borrowings under our line of credit agreement with UBS.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as required under Exchange Act Rules 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2008. Based on that evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, concluded that no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Warrant (3)
10.1	2007 Equity Compensation Plan (1)
10.2	Lease agreement between Pools Press and JJ Properties (1)
10.3	Peter Derycz employment agreement (1)
10.4	Richard McKilligan employment agreement (1)
10.5	Scott Ahlberg employment agreement (1)
10.6	Janice Peterson employment agreement (1)
10.7	Matt Sampson employment agreement (1)
10.8	CapCas License Agreement (1)
10.9	Dainippon Equipment Purchase Agreement (1)
10.10	Form of Subscription Agreement (2)
10.11	Form of Subscription Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: November 19, 2008		Chief Executive Officer

	By:	/s/ Richard McKilligan

Richard McKilligan
Date: November 19, 2008		Chief Financial Officer

EXHIBIT INDEX

2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Warrant (3)
10.1	2007 Equity Compensation Plan (1)
10.2	Lease agreement between Pools Press and JJ Properties (1)
10.3	Peter Derycz employment agreement (1)
10.4	Richard McKilligan employment agreement (1)
10.5	Scott Ahlberg employment agreement (1)
10.6	Janice Peterson employment agreement (1)
10.7	Matt Sampson employment agreement (1)
10.8	CapCas License Agreement (1)
10.9	Dainippon Equipment Purchase Agreement (1)
10.10	Form of Subscription Agreement (2)
10.11	Form of Subscription Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Filed herewith.