Form 10-Q
period 2008-12-31
Derycz Scientific Inc
filed 2009-02-17
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of February 11, 2009, there were 12,961,830 shares of common stock outstanding.

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Derycz Scientific, Inc.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,576,897	$954,834
Short term investments	1,624,525	1,631,630
Accounts receivable	2,816,100	3,119,158
Inventory	9,745	15,956
Prepaid royalties	79,168	326,077
Other current assets	64,461	80,739

TOTAL CURRENT ASSETS	6,170,896	6,128,394

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $139,260 and $89,711	359,787	362,807

INTANGIBLE ASSETS
Customer lists, net of accumulated amortization of $244,166 and $182,222	30,834	92,778
Other intellectual property, net of amortization of $109,784 and $64,016	560,641	518,959
Goodwill	318,343	189,185

TOTAL ASSETS	$7,440,501	$7,292,123

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,790,962	$1,997,233
Capital lease obligation, current	16,973	16,129
Outstanding credit line	1,319,142	1,291,855
Income tax payable	15,524	-
Other current liabilities	50,306	88,430
TOTAL CURRENT LIABILITIES	3,192,907	3,393,647
CAPITAL LEASE OBLIGATIONS	52,776	61,479
LONG-TERM DEFERRED TAX LIABILITY	98,895

MINORITY INTEREST	16,939	50,102

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares authorized; 12,961,830 and 12,561,813 shares issued and outstanding	12,962	12,562
Additional paid-in capital	5,301,896	4,645,364
Accumulated deficit	(1,235,874)	(871,031)

TOTAL STOCKHOLDERS' EQUITY	4,078,984	3,786,895

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,440,501	$7,292,123

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

NET SALES	$3,426,953	$2,905,489	$6,629,679	$5,156,576

COST OF SALES	2,671,290	2,404,255	5,228,119	4,215,827

GROSS PROFIT	755,663	501,234	1,401,560	940,749

OPERATING EXPENSES:
General and administrative	810,267	603,397	1,581,891	1,021,328
Marketing and advertising	24,425	13,738	38,588	17,508
Depreciation and amortization	66,826	63,493	131,899	104,777
Other expenses	174	-	1,222	-

TOTAL OPERATING EXPENSES	901,692	680,628	1,753,600	1,143,613

LOSS FROM OPERATIONS	(146,029)	(179,394)	(352,040)	(202,864)

Unrealized loss on marketable securities	(9,015)	-	(27,165)	-
Interest expense	(15,860)	(7,080)	(31,100)	(11,685)
Interest income	12,302	33,940	31,760	67,742

LOSS BEFORE TAXES AND MINORITY INTEREST	(158,602)	(152,534)	(378,545)	(146,807)

MINORITY INTEREST	6,449	(4,044)	2,289	(6,095)

LOSS BEFORE TAXES	(152,153)	(156,578)	(376,256)	(152,902)

BENEFIT FOR INCOME TAXES	19,976	-	11,413	-

NET LOSS	$(132,177)	$(156,578)	$(364,843)	$(152,902)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	12,961,830	12,500,003	12,928,495	12,510,305

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statement of Stockholders' Equity
For the six months ended December 31, 2008
(unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	Deficit	equity

Balance, July 1, 2008	12,561,813	$12,562	$4,645,364	$(871,031)	$3,786,895

Fair value of vested options issued to employees	-	-	12,944	-	12,944

Issuance of warrant for services			43,963	-	43,963

Issuance of common stock for cash	400,017	400	599,625	-	600,025

Net loss for the period				(364,843)	(364,843)

Balance, December 31, 2008	12,961,830	$12,962	$5,301,896	$(1,235,874)	$4,078,984

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statements of Cash Flows

	Six months
	ended December 31,
	2008	2007
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(364,843)	$(152,902)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,261	126,279
Fair value of vested stock options	12,944	86,113
Fair value of common stock warrant issued for services	43,963	11,810
Unrealized loss on investment	27,165	-

Changes in assets and liabilities:
Accounts receivable	303,058	(763,447)
Accounts payable and accrued expenses	(206,271)	178,125
Inventory	6,211	2,546
Prepaid royalties	246,909	88,833
Other current assets	16,278	(11,007)
Accrued interest on notes payable	-	7,687
Other current liabilities	(38,124)	66,611
Income taxes payable	(12,192)	-
Minority share of earnings in subsidiary	(1,510)	6,095

Net cash provided by (used in) operating activities	190,849	(353,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(46,529)	(111,362)
Purchase of Intellectual Property	(87,450)	(330,000)
Additional investment in Pools Press	(34,200)	-
Proceeds from sale of (investment in) short term investments	(20,060)	-

Net cash used in investing activities	(188,239)	(441,362)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	600,025	-
Capital lease obligation	(7,859)	(6,716)
Payments on notes on Pools Press	-	(7,266)
Advances under (payments on) line of credit	27,287	(6,244)

Net cash provided by (used in) financing activities	619,453	(20,226)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	622,063	(814,845)

CASH AND CASH EQUIVALENTS, Beginning of period	954,834	2,971,997

CASH AND CASH EQUIVALENTS, End of period	$1,576,897	$2,157,152

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$31,100	$11,685

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Adjustment to goodwill to reflect deferred tax assets and liabilities	$126,611	-
Issuance of common stock for customer list	$-	50,000
Capital lease obligation	$-	91,792
Adjustment to goodwill to reflect minority interest of deferred tax liability	$31,653	-

DERYCZ SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2008 and 2007 (Unaudited)

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

(c) Basis of Presentation

The accompanying interim financial statements for the three and six months ended December 31, 2008 and 2007 are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at December 31, 2008 and the results of operations and cash flows for the three and six months ended December 31, 2008 and 2007. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2009. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission.

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

(b) Fair value of financial instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No.157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

(c) Short term investments

Our short term investments at December 31, 2008 and 2007 consisted of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS. During 2008, several auctions have failed as a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral, however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in our holding securities beyond their next scheduled auction reset dates and will limit the short-term liquidity of these investments. We currently believe these securities are not significantly impaired, primarily due to the collateral underlying these securities and/or the creditworthiness of the issuer.  Furthermore, on September 8, 2008, the Massachusetts Secretary of State announced that UBS has pledged to buy back almost $40 billion worth of bonds that their retail clients have been unable to sell.  As part of the settlement, UBS customers with less than $1 million in auction rate securities were to get their money back by October 31, 2008, while others were to get their refund by January 1, 2009. In January 2009, we received cash for the par value of the outstanding auction rate securities.  In accordance with Statement of Financial Standards No. 115, the Company determined that these investments should be accounted for as trading securities and recorded on the Company’s consolidated financial statements at fair market value, with the unrealized losses amounting to $27,165 at December 31, 2008 reflected as a charge in our statement of operations. The proceeds received in January 2009 exceeded the book value of the investment at December 31, 2008 by approximately $61,000.  The realized gain will be recorded in the third quarter ending March 31, 2009.

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

Two customers accounted for 18% and 12% of the revenues for the three months ended December 31, 2008 and one customer accounted for 18% of the revenues for the six months ended December 31, 2008.  One customer accounted for 13% of the revenues for the three months ended December 31, 2007 and two customers accounted for 13% and 10% of the revenues for the six months ended December 31, 2007.

As of December 31, 2008, two customers accounted for 23% and 11% of accounts receivable and one customer accounted for 38% of accounts receivable at June 30, 2008.

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

(g) Shipping and handling costs

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10. As such, the Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $31,331 and $51,705, respectively, for the three months ended December 31, 2008 and 2007 and $70,599 and $61,800, respectively, for the six months ended December 31, 2008 and 2007.

(h) Net Income (Loss) per share

The Company reports net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Options and warrants to purchase 2,980,000 shares of common stock have been excluded from the calculation of diluted net loss per share for the three and six months ended December 31, 2007 and options and warrants to purchase 3,330,009 shares of common stock have been excluded from the calculation of diluted net loss per share for the three and six months ended December 31, 2008 as the effect would have been anti-dilutive.

(i) Marketing and Advertising expenses

Marketing and Advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Marketing and advertising expense amounted to $24,425 and $13,738 for the three months ended December 31, 2008 and 2007, respectively and $38,588 and $17,508, respectively, for the six months ended December 31, 2008 and 2007.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Note 3 —  Property and Equipment

Property and equipment consists of the following as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
	(unaudited)
Computer equipment	$67,440	$32,344
Software	106,478	95,045
Printing equipment	286,452	286,452
Furniture and fixtures	34,677	34,677
Autos and vans	4,000	4,000
	499,047	452,518
Less accumulated depreciation	(139,260)	(89,711)
	$359,787	$362,807

Printing equipment includes $91,792 of equipment under capital lease and related accumulated amortization of $26,008 and $16,829 as of December 31, 2008 and June 30, 2008, respectively.

Depreciation expense for the three months ended December 31, 2008 and 2007 was $25,304 and $23,322, respectively and $49,549 and $36,596, respectively, for the six months ended December 31, 2008 and 2007.

Note 4 — Intangible Assets

Intangible assets consist of the following at December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
	(unaudited)
Customer list	$275,000	$275,000
Other intellectual property	670,425	582,975
Accumulated amortization	(353,950)	(246,238)
	$591,475	$611,737

Customer lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years.

The Company has purchased licenses to use certain intellectual property, including computer software. These licenses are depreciated using the straight-line method over their estimated useful lives of 7 years.

Note 5 — Leases

The Company leases space in Northbrook, Illinois in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $7,446 and $8,000 through November 2011 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance. Rent, including real estate taxes, for the three months ended December 31, 2008 and 2007 was $45,480 and $29,682, respectively and $75,503 and $59,364, respectively, for the six months ended December 31, 2008 and 2007.

The Company also has a non-cancelable lease for machinery and equipment that is accounted for as a capital lease that requires monthly payment of $1,945 including interest at a rate of 10.25% per annum. Annual future minimum rentals under operating and capital leases as of December 31, 2008 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2009	$44,980	$11,670
2010	93,250	23,340
2011	88,000	23,340
Thereafter		25,285
Total minimum lease payments	$226,230	$83,635
Amounts representing interest		13,886
Total		69,749
Less current portion		(16,973)
Long term		$52,776

Note 6 — Line of Credit

The Company entered into a credit agreement with UBS Financial Services Inc. on March 1, 2007. The credit facility is secured by the Company’s marketable securities, described in Note 2(c), above, which are held by UBS. The Company may borrow up to 80% of the value of the securities held in that account. The balance of the credit facility on December 31, 2008 and June 30, 2008 was $1,319,142 and $1,291,855, respectively. There is no stated maturity on the credit facility. The interest rate is 30 Day LIBOR plus 150 basis points.  The interest rate outstanding as of December 31, 2008 was 2.6% per annum.  The credit line was repaid upon the sale of the marketable securities to UBS during January 2009.

Note 7 — Stockholders’ Equity

Common Stock

The Company has authorized 120,000,000 shares of $0.001 par value stock. 100,000,000 have been authorized as common stock and 20,000,000 have been authorized as preferred stock.

On July 17, 2008, the Company sold 400,017 shares of common stock and warrants to purchase 200,009 shares of common stock at an exercise price of $2.00 per share at anytime prior to July 17, 2011, for an aggregate purchase price of $600,025.  The common stock and warrants were sold to a total of 4 investors

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares. On December 21, 2007, we granted options to purchase 530,000 shares of common stock at $1.50 per share to eight employees and one consultant, which expire on December 21, 2017. The options were valued at $112,000 using a Black-Scholes valuation model and will be amortized over the vesting period. Stock based compensation expense of $6,472 and $86,113 were recognized during the three months ended December 31, 2008 and 2007, respectively, and $12,944 and $86,113, respectively, for the six months ended December 31, 2008 and 2007, relating to the vesting of such options. As of December 31, 2008, the unamortized value of these option awards was $0..  As of December 31, 2008, these options have no intrinsic value.

At December 31, 2008 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2008	530,000	$1.50
Granted	—	$—
Exercised	—	—
Cancelled	—	$—
Balance at December 31, 2008	530,000	$1.50

Additional information regarding options outstanding as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$ 1.50	530,000	6	$1.50	530,000

Warrants

During the six months ended December 31, 2008, the Company issued warrants to acquire 150,000 shares of our stock at an exercise price of $2.00 per share and a life of five years.  The shares were valued at $43,693 using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 25%, and an expected term of the warrants of five years.

At December 31, 2008 warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 1, 2008	2,450,000	$1.25
Granted	350,009	$1.50
Exercised	-
Balance at December 31, 2008	2,800,009	$1.38

The above warrants are fully vested and have a five year contractual life.  There was no intrinsic value to these warrants as of December 31, 2008 and June 30, 2008.

Note 8 — Related Party Transactions

The Company leases furniture and office space on a month to month basis from a stockholder of the Company. The total rent expense paid to the stockholder for the three months ended December 31, 2008 and 2007 were $5,481 and $8,221, respectively and $19,183 and $16,442, respectively, for the six months ended December 31, 2008 and 2007.

Note 9 — Income Taxes

The provision (benefit) for income taxes consists of the following for the six months ended December 31, 2008 and 2007:

	Six months ended December 31, 2008	Six months ended December 31, 2007
Current tax provision - federal	11,964	0
- state	2,569	0
Deferred tax provision - federal	(6,413)	0
- state	(19,533)	0
Income tax provision	(11,413)	0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. At December 31, 2008, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $660,000 and $463,000, respectively. Federal NOLs could, if unused, expire in 2026. State NOLs, if unused, could expire in 2016.

The Company has provided a full valuation allowance on the deferred tax assets at December 31 and June 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

During the three months ended September 30, 2008, the Company recorded an adjustment to reflect a deferred tax liability of $126,611 that arose on the purchase of its 75% owned subsidiary that occurred in February 2007, and should have been recorded at the date of acquisition.  The effect of recording the deferred tax liability at September 30, 2008 was to increase recorded goodwill by $94,958 and to increase minority interest by $31,653 to reflect their share of the liability.

The Company analyzed the quantitative and qualitative effect of the adjustment on prior year financial statements and determined that as such adjustment was a reclassification within the balance sheet, that such adjustment did not affect the previously reported net losses for the periods ending June 30, 2008 and 2007, and that such adjustment did not cause the previously issued financial statements to be materially misstated.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)  —  an interpretation of FASB Statement No. 109, Accounting for Income Taxes . ” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31 and June 30, 2008, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31 and June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:
	Six Months Ended December 31, (Unaudited)
	2008	2007
Federal income tax rate	(34.00)%	(34.00)%
Benefit for interim period loss not recorded	34.15%	-
State tax, net of federal benefit	(3.18)%	(6.00)%
Permanent differences	0.00%	-
Increase in valuation allowance	0.00%	40.00%
Effective income tax rate	(3.03)%	0.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended December 31, 2008 and 2007 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

On February 28, 2007, the Company entered into an agreement with Pools Press, Inc. (“Pools”) of Northbrook, Illinois, a privately held company, pursuant to which the Company acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. Pools is a commercial printer, specializing in reprints of copyrighted articles. The results of Pools Press’ operations have been included in the consolidated financial statements since March 1, 2007.  On December 31,2008, the Company acquired an additional 5% interest in Pools for $34,200, increasing the Company’s ownership to 80%.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007:

Sales and Cost of Goods Sold

Our revenues increased by approximately 18% from the same period in 2007 and we expect our revenues to continue to increase, as we add new customers. We achieved revenue of $3,426,953 for the three months ended December 31, 2008, compared to revenue of $2,905,489 for the three months ended December 30, 2007, an increase of 18%.

The revenue of our main operating company, Reprints, increased from $2,327,455 for the three months ended December 31, 2007 to $3,112,603 for the three months ended December 31, 2008, an increase of 34%. Pools Press contributed the remainder of the revenue. We expect to continue with revenue growth this year.  However, the economic climate may significantly slow our sales growth if our customers reduce their marketing budgets.

Our cost of goods sold likewise increased from $2,404,255 for the three months ended December 31, 2007 to $2,671,290 for the three months ended December 31, 2008, which represents an increase of 11%. This percentage increase is somewhat lower than the increase in our revenues. At Reprints, we only purchase articles when they have been requested by our clients. We generally charge a margin over the actual cost to us. We attempt to negotiate discounts with our publishers and have a few such agreements in place. We also have prepaid some publishers for articles in exchange for discounts. At December 31, 2008, we had prepaid $79,168 for royalties that were not yet used. The publishers set the price for each order and do not generally grant significant discounts. We expect that our cost of goods sold will keep pace with our revenue growth, unless additional publisher discounts can be achieved.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 34% from $603,397 for the three months ended December 31, 2007 to $810,268 for the three months ended December 31, 2008. Pools’ share of these expenses was approximately $50,000 for the 2008 period and $57,000 for the 2007 period. These expenses include Reprints’ salary costs, which were $447,539 in the 2008 period and $283,693 in the 2007 period, an increase of $163,846 or 58%. Our sales and marketing team has increased during the past year and we have added additional employees as needed.  We continue to attempt to contain the expansion of our workforce. However, in order to pursue a large number of sales leads and to continue to develop our computer system, we expect to add a small number of new employees in the near future.  The 2008 figure also includes approximately $22,500 in investor relations expenses incurred in preparation for the public trading of our common stock.

Marketing and Advertising

Our marketing and advertising expenses increased from $13,738 for the three months ended December 31, 2007 to $24,425 for the three months ended December 31, 2008. These costs have increased as we have undertaken targeted publishing adverting campaigns that will likely cost approximately $120,000 over the next year, in addition the cost of our participation in publishing industry trade shows and sponsorship of publishing industry programs.

Depreciation and Amortization

Our depreciation and amortization expense increased approximately 5% from $63,493 for three months ended December 31, 2007 to $66,826 for the three months ended December 31, 2008. Pools’ share of these expenses in the 2008 period included $13,750 related to the amortization of Pools’ customer list. Reprints’ depreciation and amortization expense of $52,874 for the 2008 period was primarily attributable to amortization on software and intellectual property licenses as well as amortization of two customer lists.

Other Expenses

Other expenses were $0 for the three months ended December 31, 2007 and were $174 for the three months ended December 31, 2008.

Loss on marketable securities

We recognized unrealized losses on our short-term investments of $9,015 and $0 during the three months ended December 31, 2008 and 2007, respectively.  These investments consist of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS Financial Services, Inc., and the losses were based on valuations by UBS.   We will continue to monitor the market for these securities to determine if they are properly valued and correctly classified. Based on our expected operating cash flows, and our other sources and uses of cash, we do not anticipate that the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Interest Expense

Interest expense was $7,080 for the three months ended December 31, 2007 and $15,860 for the three months ended December 31, 2008. The 2008 interest expense is primarily attributable to the interest paid on a credit line secured by the marketable securities owned by the Company.

Interest Income

Interest income was $33,940 for the three months ended December 31, 2007 and $12,302 for the three months ended December 31, 2008. This interest income is primarily attributable to the interest earned on investments in marketable securities.

Net Loss

We recorded a net loss of $132,177 for the three months ended December 31, 2008 compared to a net loss of $156,578 in the 2007 period. We hope to be modestly profitable in the near future, but as we are still a new business, we do not expect profits to be significant for the next year.

Six-Month Period Ended December 31, 2008 Compared to Six Month Period Ended December 31, 2007:

Sales and Cost of Goods Sold

Our revenues increased significantly over the past year and we expect that trend to continue as we add new customers and as the volume from existing customers increases. We achieved revenue of $6,629,679 for the six months ended December 31, 2008, compared to revenue of $5,156,576 for the six months ended December 31, 2007, an increase of 28%.

The revenue of our main operating company, Reprints increased from $4,128,647 for the six months ended December 31, 2007 to $5,882,002 for the six months ended December 31, 2008, an increase of 42%. Pools Press contributed the remainder of the revenue. Our cost of goods sold likewise increased from $4,215,827 for the six months ended December 31, 2007 to $5,228,119 for the six months ended December 31, 2008, which represents a 24% increase. This increase is lower as a percentage that the increase in our revenues as a result of the increase in our document delivery service, which has a higher margin than our reprint service.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 55% from $1,021,328 for the six months ended December 31, 2007 to $1,581,891 for the six months ended December 31, 2008. Pools’ share of these expenses was approximately $102,000 for the 2008 period and $114,000 for the 2007 period. These expenses include Reprints’ salary costs, which were $853,434 in the 2008 period and $510,890 in the 2007 period, an increase of $342,544 or 67%. These costs have increased at a faster rate than our cost of good sold because we have increased staff to manage the increased volume of our document delivery service, which has a higher margin than our reprint service, but requires more staff to manage the process. The 2008 figure also includes approximately $115,791 in investor relations expenses incurred in preparation for the public trading of our common stock.  This figure includes $43,963, which is the value attributable to the issuance of a warrant to purchase 150,000 shares of the Company’s common stock.

Marketing and Advertising

Our marketing and advertising expenses increased $21,080 or 120% from $17,508 for the six months ended December 31, 2007 to $38,588 for the six months ended December 31, 2008. These costs have not been a significant expense for us, but we expect these costs to increase as our sales efforts increase during the next year

Depreciation and Amortization

Our depreciation expense increased 26% from $104,777 for the six months ended December 31, 2007 to $131,899 for the six months ended December 31, 2008. Pools’ share of these expenses was $27,902 in the 2008 period and included $27,500 related to the amortization of Pools’ customer list. Reprints’ depreciation expense of $103,997 for the 2008 period was primarily attributable to amortization of customer lists as well as amortization on intellectual property licenses.

Other Expenses

Other expenses were $1,222 for the six months ended December 31, 2008 and were $0 for the six months ended December 31, 2007.

Interest Expense

Interest expense was $31,100 for the six months ended December 31, 2008 and $11,685 for the six months ended December 31, 2007. The 2007 interest expense is primarily attributable to the interest paid on the note payable to the former owner of Pools Press, which we issued at the time of the purchase of our majority interest on February 28, 2007.  The 2008 interest expense is primarily attributable to interest paid on a credit line secured by the marketable securities owned by the Company

Interest Income

Interest income was 31,760 for the six months ended December 31, 2008 and $67,742 for the six months ended December 31, 2007. This interest income is primarily attributable to the interest earned on investments in marketable securities.

Net Loss

We recorded a net loss of $152,902 for the six months ended December 31, 2007 compared to a net loss of $364,843 in the 2008 period. Over half of the 2007 net loss was attributable to the grants of stock options to several employees and a consultant which represented a non-cash expense of $86,113. The loss in 2008 is a result of slower than expected sales growth in the second quarter of our 2009 fiscal year as well as increased salary costs that we incurred to manage the increased sales volume that we have experienced.  We hope to be modestly profitable in the near future, but as we are still a new business, we do not expect profits to be significant for the next year.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $1,576,897, compared to $954,834 as of June 30, 2008. This increase is primarily attributable to the sale of 400,017 shares of the Company’s common stock and warrants to purchase 200,009 shares of the Company’s common stock on July 17, 2008 for an aggregate purchase price of $600,025.

Net cash provided by operating activities was $190,849 for the six months ended December 31, 2008 compared to cash used in operating activities of $353,257 for the six months ended December 31, 2007. During the 2007 period, our accounts receivable increased by $763,447 and our accounts payable increased by $178,125, compared to increases of $303,058 and $206,271, respectively, in the 2008 period. Additionally, during the six months ended December 31, 2008, we expensed $157,261 to depreciation and amortization and  used of $246,909 of prepaid royalties. Also during the 2008 period, we issued a common stock warrant for services with a value of $43,963 and we amortized $12,944 for stock options vesting in December 2008. No stock options vested in the 2007 period.

Net cash used in investing activities was $188,239 for the six months ended December 31, 2008 compared to net cash used in investing activities of $441,362 for the six months ended December 31, 2007. This difference was primarily due to purchases of intellectual property licenses at Reprints in the 2007 period.

Net cash provided by financing activities was $619,453 for the six months ended December 31, 2008 compared to net cash used in financing activities of $20,226 for the corresponding period in 2007. The cash provided by financing activities for the 2008 period, the cash was primarily provided by the sale of common stock and warrants in July 2008.

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

Our short-term investments consist of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS. Recently, several auctions have failed as a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral, however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in our holding securities beyond their next scheduled auction reset dates and will limit the short-term liquidity of these investments. We currently believe these securities are not significantly impaired, primarily due to the collateral underlying these securities and/or the creditworthiness of the issuer. Furthermore, on September 8, 2008, the Massachusetts Secretary of State announced that UBS has pledged to buy back almost $40 billion worth of bonds that their retail clients have been unable to sell. As part of the settlement, UBS customers with less than $1 million in auction rate securities will get their money back by October 31, 2008 while others will get their refund by January 1, 2009. The Company received a payment from UBS in January 2009 for the par value of these securities. The proceeds received in January 2009 exceeded the book value of the investment at December 31, 2008 by approximately $61,000.  The realized gain will be recorded in the third quarter ending March 31, 2009.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as required under Exchange Act Rules 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2008. Based on that evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, concluded that no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Warrant (3)
10.1	2007 Equity Compensation Plan (1)
10.2	Lease agreement between Pools Press and JJ Properties (1)
10.3	Peter Derycz employment agreement (1)
10.4	Richard McKilligan employment agreement (1)
10.5	Scott Ahlberg employment agreement (1)
10.6	Janice Peterson employment agreement (1)
10.7	Matt Sampson employment agreement (1)
10.8	CapCas License Agreement (1)
10.9	Dainippon Equipment Purchase Agreement (1)
10.10	Form of Subscription Agreement (2)
10.11	Form of Subscription Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (4)
32.1	Section 1350 Certification of Chief Executive Officer (4)
32.2	Section 1350 Certification of Chief Financial Officer (4)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Periodic Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 19, 2008.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: February 17, 2009		Chief Executive Officer

	By:	/s/ Richard McKilligan

Richard McKilligan
Date: February 17, 2009		Chief Financial Officer

EXHIBIT INDEX

2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Warrant (3)
10.1	2007 Equity Compensation Plan (1)
10.2	Lease agreement between Pools Press and JJ Properties (1)
10.3	Peter Derycz employment agreement (1)
10.4	Richard McKilligan employment agreement (1)
10.5	Scott Ahlberg employment agreement (1)
10.6	Janice Peterson employment agreement (1)
10.7	Matt Sampson employment agreement (1)
10.8	CapCas License Agreement (1)
10.9	Dainippon Equipment Purchase Agreement (1)
10.10	Form of Subscription Agreement (2)
10.11	Form of Subscription Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (4)
32.1	Section 1350 Certification of Chief Executive Officer (4)
32.2	Section 1350 Certification of Chief Financial Officer (4)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Periodic Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 19, 2008.
(4)	Filed herewith.