Form 10-Q
period 2009-03-31
Derycz Scientific Inc
filed 2009-05-14
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 333-148392
DERYCZ SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3797644

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1524 Cloverfield Blvd. Ste E, Santa Monica, California	90404

(Address of principal executive offices)	(Zip Code)

(310) 477-0354
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 11, 2009, there were 12,961,830 shares of common stock outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Derycz Scientific, Inc.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,336,606	$954,834
Short term investments	-	1,631,630
Accounts receivable	2,659,717	3,119,158
Inventory	10,222	15,956
Prepaid royalties	23,104	326,077
Other current assets	61,823	80,739

TOTAL CURRENT ASSETS	5,091,472	6,128,394

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $163,501 and $89,711	334,466	362,807

INTANGIBLE ASSETS
Customer lists, net of accumulated amortization of $38,889 and $182,222	11,111	92,778
Other intellectual property, net of amortization of $135,939 and $64,016	628,157	518,959
Goodwill	223,385	189,185

TOTAL ASSETS	$6,288,591	$7,292,123

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,907,168	$1,997,233
Capital lease obligation, current	17,411	16,129
Outstanding credit line	-	1,291,855
Other current liabilities	65,131	88,430
TOTAL CURRENT LIABILITIES	1,989,710	3,393,647
CAPITAL LEASE OBLIGATIONS	48,255	61,479
LONG-TERM DEFERRED TAX LIABILITY	189

MINORITY INTEREST	50,636	50,102

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares authorized; 12,961,830 and 12,561,813 shares issued and outstanding	12,962	12,562
Additional paid-in capital	5,301,896	4,645,364
Accumulated deficit	(1,115,057)	(871,031)

TOTAL STOCKHOLDERS' EQUITY	4,199,801	3,786,895

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,288,591	$7,292,123

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

NET SALES	$3,818,500	$2,910,183	$10,448,179	$8,066,759

COST OF SALES	2,802,344	2,342,128	8,030,463	6,557,955

GROSS PROFIT	1,016,156	568,055	2,417,716	1,508,804

OPERATING EXPENSES:
General and administrative	826,770	591,002	2,408,661	1,612,330
Marketing and advertising	33,267	10,980	71,855	28,488
Depreciation and amortization	58,517	69,557	190,416	174,334
Other expenses	-	-	1,222	-

TOTAL OPERATING EXPENSES	918,554	671,539	2,672,154	1,815,152

INCOME (LOSS) FROM OPERATIONS	97,602	(103,484)	(254,438)	(306,348)

Realized gain (Unrealized loss) on marketable securities	60,833	(50,895)	33,668	(50,895)
Interest expense	(1,753)	(6,169)	(32,853)	(17,854)
Interest income	2,709	22,827	34,469	90,569

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST	159,391	(137,721)	(219,154)	(284,528)

MINORITY INTEREST	(2,823)	(16)	(534)	(6,111)

INCOME (LOSS) BEFORE TAXES	156,568	(137,737)	(219,688)	(290,639)

PROVISION FOR INCOME TAXES	(35,751)	-	(24,338)	-

NET INCOME (LOSS)	$120,817	$(137,737)	$(244,026)	$(290,639)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$0.01	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	12,961,830	12,561,813	12,939,607	12,527,474

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statement of Stockholders' Equity
For the nine months ended March 31, 2009
(unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	Deficit	equity

Balance, July 1, 2008	12,561,813	$12,562	$4,645,364	$(871,031)	$3,786,895

Fair value of vested options issued to employees	-	-	12,944	-	12,944

Issuance of warrant for services			43,963	-	43,963

Issuance of common stock for cash	400,017	400	599,625	-	600,025

Net loss for the period				(244,026)	(244,026)

Balance, March 31, 2009	12,961,830	$12,962	$5,301,896	$(1,115,057)	$4,199,801

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statements of Cash Flows
	Nine months
	ended March 31,
	2009	2008
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(244,026)	$(290,639)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227,381	219,083
Fair value of vested stock options	12,944	92,585
Fair value of common stock warrant issued for services	43,963	11,810
(Realized gain) unrealized loss on investment	(33,668)	50,895
Deferred income taxes	189	-

Changes in assets and liabilities:
Accounts receivable	459,441	(1,011,888)
Accounts payable and accrued expenses	(90,065)	408,640
Inventory	5,734	3,497
Prepaid royalties	302,973	192,671
Other current assets	18,916	(47,628)
Other current liabilities	(23,299)	77,841
Minority share of earnings in subsidiary	534	6,111

Net cash provided by (used in) operating activities	681,017	(287,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(45,449)	(108,704)
Purchase of Intellectual Property	(181,122)	(330,000)
Additional investment in Pools Press	(34,200)	-
Proceeds from sale of (investment in) short term investments	1,665,298	832,621

Net cash provided by investing activities	1,404,527	393,917

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	600,025	-
Capital lease obligation	(11,942)	(10,403)
Payments on notes on Pools Press	-	(162,392)
Advances under (payments on) line of credit	(1,291,855)	1,273,206

Net cash provided by (used in) financing activities	(703,772)	1,100,411

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,381,772	1,207,306

CASH AND CASH EQUIVALENTS, Beginning of period	954,834	382,587

CASH AND CASH EQUIVALENTS, End of period	$2,336,606	$1,589,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$27,500	$-
Interest paid	$(32,853)	$90,569

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for customer list	$-	50,000
Capital lease obligation	$-	91,792

DERYCZ SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2009 and 2008 (Unaudited)

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

(c) Basis of Presentation

The accompanying interim financial statements for the three and nine months ended March 31, 2009 and 2008 are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2009 and the results of operations and cash flows for the three and nine months ended March 31, 2009 and 2008. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2009. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission.

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

(c) Short term investments

Our short term investments at June 30, 2008 consisted of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS. . In January 2009, we received cash for the par value of the outstanding auction rate securities.  The proceeds received in January 2009 exceeded the book value of the investment at December 31, 2008 by approximately $61,000.  The realized gain was recorded in the third quarter ending March 31, 2009.

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

Two customers accounted for 16% and 11% of the revenues for the three months ended March 31, 2009 and one customer accounted for 24% of the revenues for the nine months ended March 31, 2009.  One customer accounted for 15% of the revenues for the three months ended March 31, 2008 and one customer accounted for 14% of the revenues for the nine months ended March 31, 2008.

As of March 31, 2009, one customer accounted for 16% of accounts receivable and one customer accounted for 38% of accounts receivable at June 30, 2008.

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

(g) Shipping and handling costs

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10. As such, the Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $38,830 and $19,785, respectively, for the three months ended March 31, 2009 and 2008 and $114,461 and $110,395, respectively, for the nine months ended March 31, 2009 and 2008.

(h) Net Income (Loss) per share

The Company reports net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Options and warrants to purchase 2,980,000 shares of common stock have been excluded from the calculation of diluted net loss per share for the three and nine months ended March 31, 2008 and options and warrants to purchase 3,330,009 shares of common stock have been excluded from the calculation of diluted net loss per share for the three and nine months ended March 31, 2009 as the effect would have been anti-dilutive.

(i) Marketing and Advertising expenses

Marketing and Advertising expenses are expensed as incurred and consist of various forms of media purchased from Internet-based marketers and search engines as well as expenses related to marketing campaigns for new products. Marketing and advertising expense amounted to $33,267 and $10,980 for the three months ended March 31, 2009 and 2008, respectively and $71,855 and $14,722, respectively, for the nine months ended March 31, 2009 and 2008.

(j) Recently issued accounting pronouncements

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date was January 1, 2009, while the adoption date for the Company is July 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date was January 1, 2009, while the adoption date for the Company is July 1, 2009. Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption. .

In March 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company will implement this statement in the first quarter of its 2010 fiscal year.

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

Note 3 —  Property and Equipment

Property and equipment consists of the following as of March 31, 2009 and June 30, 2008:

	March 31, 2008	June 30, 2008
	(unaudited)
Computer equipment	$67,440	$32,344
Software	105,398	95,045
Printing equipment	286,452	286,452
Furniture and fixtures	34,677	34,677
Autos and vans	4,000	4,000
	497,967	452,518
Less accumulated depreciation	(163,501)	(89,711)
	$334,466	$362,807

Printing equipment includes $91,792 of equipment under capital lease and related accumulated amortization of $30,597 and $16,829 as of March 31, 2008 and June 30, 2008, respectively.

Depreciation expense for the three months ended March 31, 2009 and 2008 was $25,320 and $29,904, respectively and $74,869 and $69,500, respectively, for the nine months ended March 31, 2009 and 2008.

Note 4 — Intangible Assets

Intangible assets consist of the following at March 31, 2008 and June 30, 2008:

	March 31, 2008	June 30, 2008
	(unaudited)
Customer list	$50,000	$275,000
Other intellectual property	764,096	582,975
Accumulated amortization	(174,828)	(246,238)
	$639,268	$611,737

Customer lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years.

The Company has purchased licenses to use certain intellectual property, including computer software. These licenses are depreciated using the straight-line method over their estimated useful lives of 7 years.

At June 30, 2008, the Company had recorded Goodwill of $189,185 that arose from its acquisition of Pools Press in February 2007.  On December 31, 2008, the Company acquired an additional 5% interest in Pools Press for $34,200 and recorded the amount as an addition to Goodwill, the Company’s recorded Goodwill at March 31, 2009 was $223,385.

Note 5 — Leases

The Company leases space in Northbrook, Illinois in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $7,446 and $8,000 through November 2011 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance. Rent, including real estate taxes, for the three months ended March 31, 2009 and 2008 was $44,381 and $45,662, respectively and $119,884 and $105,026, respectively, for the nine months ended March 31, 2009 and 2008.

The Company also has a non-cancelable lease for machinery and equipment that is accounted for as a capital lease that requires monthly payment of $1,945 including interest at a rate of 10.25% per annum. Annual future minimum rentals under operating and capital leases as of March 31, 2009 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2009	$26,642	$5,835
2010	93,250	23,340
2011	88,000	23,340
Thereafter		25,285
Total minimum lease payments	$203,892	$77,800
Amounts representing interest		12,134
Total		65,666
Less current portion		(17,411)
Long term		$48,255

Note 6 — Line of Credit

The Company entered into a credit agreement with UBS Financial Services Inc. on March 1, 2007. The credit facility was secured by the Company’s marketable securities, described in Note 2(c), above, which was held by UBS. The Company wasa able to borrow up to 80% of the value of the securities held in that account. There is no stated maturity on the credit facility. The interest rate is 30 Day LIBOR plus 150 basis points.  The balance of the credit facility on June 30, 2008 was $1,291,855. The credit line was repaid upon the sale of the marketable securities to UBS during January 2009.

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

On March 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares. On March 21, 2007, we granted options to purchase 530,000 shares of common stock at $1.50 per share to eight employees and one consultant, which expire on March 21, 2017. The options were valued at $112,000 using a Black-Scholes valuation model and will be amortized over the vesting period. Stock based compensation expense of $0 and $6,472 were recognized during the three months ended March 31, 2009 and 2008, respectively, and $12,944 and $92,585, respectively, for the nine months ended March 31, 2009 and 2008, relating to the vesting of such options. As of March 31, 2009, the unamortized value of these option awards was $0.  As of March 31, 2009, these options have no intrinsic value.

At March 31, 2009 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2008	530,000	$1.50
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at March 31, 2009	530,000	$1.50

Additional information regarding options outstanding as of March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$1.50	530,000	6	$1.50	530,000

Warrants

At March 31, 2009 warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 1, 2008	2,450,000	$1.25
Granted	350,009	$2.00
Exercised	—	—
Balance at March 31, 2009	2,800,009	$1.34

The above warrants are fully vested and have a five year contractual life.  There was no intrinsic value to these warrants as of March 31, 2009 and June 30, 2008.

Note 8 — Related Party Transactions

The Company leases furniture and office space on a month to month basis from a stockholder of the Company. The total rent expense paid to the stockholder for the three months ended March 31, 2009 and 2008 were $8,223 and $10,748, respectively and $27,406 and $27,190, respectively, for the nine months ended March 31, 2009 and 2008..

Note 9 — Income Taxes

The provision (benefit) for income taxes consists of the following for the nine months ended March 31, 2009 and 2008:

	Nine months ended March 31, 2009	Nine months ended March 31, 2008
Current tax provision - federal	$17,020	$0
- state	7,127	0
Deferred tax provision - federal	(9,706)	0
- state	9,897	0
Income tax provision	$24,338	$0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Nine Months Ended March 31, (Unaudited)
	2009	2008
Federal income tax rate	(34.00)%	(34.00)%
Benefit for interim period loss not recorded	34.00%	0.00%
State tax, net of federal benefit	4.15%	(6.00)%
Permanent differences	0.00%	0.00%
Change in valuation allowance	(13.63)%	40.00%
Other	(1.57)%	0.00%
Effective income tax rate	(11.05)%	0.00%

At March 31, 2009, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $574,000 and $406,000, respectively. Federal NOLs could, if unused, expire in 2029. State NOLs, if unused, could expire in 2019.

The Company has provided a full valuation allowance on the deferred tax assets at March 31, 2009 and June 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)  —  an interpretation of FASB Statement No. 109, Accounting for Income Taxes . ” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2009 and June 30, 2008, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years 2006 and thereafter.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2009 and March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2009 and 2008 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

On February 28, 2007, the Company entered into an agreement with Pools Press, Inc. (“Pools”) of Northbrook, Illinois, a privately held company, pursuant to which the Company acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. Pools is a commercial printer, specializing in reprints of copyrighted articles. The results of Pools Press’ operations have been included in the consolidated financial statements since March 1, 2007.  On December 31, 2008, the Company acquired an additional 5% interest in Pools for $34,200, increasing the Company’s ownership to 80%.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008:

Sales and Cost of Goods Sold

Our revenues increased by approximately 31% from the same period in 2008 and we expect our revenues to continue to increase modestly, despite the overall economy, as we continue to add new customers. We achieved revenue of $3,818,500 for the three months ended March 31, 2009, compared to revenue of $2,910,183 for the three months ended March 31, 2008.

The revenue of our main operating company, Reprints, increased from $2,464,429 for the three months ended March 31, 2008 to $3,366,231 for the three months ended March 31, 2009, an increase of 37%. Pools Press contributed the remainder of the revenue. We expect to continue with revenue growth this year.  However, the economic climate may significantly slow our sales growth if our customers reduce their marketing budgets.

Our cost of goods sold likewise increased from $2,342,128 for the three months ended March 31, 2008 to $2,802,344 for the three months ended March 31, 2009, which represents an increase of 19%. This percentage increase is somewhat lower than the increase in our revenues. At Reprints, we only purchase articles when they have been requested by our clients. We generally charge a margin or a set fee over the actual cost to us. We attempt to negotiate discounts with our publishers and have a few such agreements in place. We also have prepaid some publishers for articles in exchange for discounts. At March 31, 2009, we had prepaid $23,104 for royalties that were not yet used. The publishers set the price for each order and do not generally grant significant discounts. We expect that our cost of goods sold will keep pace with our revenue growth, unless additional publisher discounts can be achieved.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 40% from $591,002 for the three months ended March 31, 2008 to $826,770 for the three months ended March 31, 2009. Pools’ share of these expenses was approximately $49,000 for the 2009 period and $59,000 for the 2008 period. These expenses include Reprints’ salary costs, which were $499,099 in the 2009 period and $277,808 in the 2008 period, an increase of $221,291 or 80%. Our sales and marketing team has increased during the past year and we have added additional employees as needed.  We continue to attempt to contain the expansion of our workforce. However, in order to pursue a large number of sales leads and to continue to develop our computer system, we expect to add a small number of new employees in the near future.  The 2009 figure also includes approximately $22,500 in investor relations expenses incurred in preparation for the public trading of our common stock.

Marketing and Advertising

Our marketing and advertising expenses increased from $10,980 for the three months ended March 31, 2008 to $33,267 for the three months ended March 31, 2009, an increase of $22,287 or 203%. These costs have increased as we have undertaken targeted adverting and other marketing campaigns that will likely cost approximately $120,000 over the next year, in addition the cost of our participation in publishing industry trade shows and sponsorship of publishing industry programs.

Depreciation and Amortization

Our depreciation and amortization expense decreased approximately 16% from $69,557 for three months ended March 31, 2008 to $58,517 for the three months ended March 31, 2009. Pools’ share of these expenses in the 2009 period included $9,167 related to the amortization of Pools’ customer list, which is now fully amortized. Reprints’ depreciation and amortization expense of $49,149 for the 2009 period was primarily attributable to amortization on software and intellectual property licenses as well as amortization of two customer lists, one of which is now fully amortized.

Other Expenses

Other expenses were $0 for the three months ended March 31, 2009 and 2008.

Gain (Loss) on marketable securities

We recognized realized gains on our short-term investments of $60,833 during the three months ended March 31, 2009, compared to unrealized losses of $50,895 during the 2008 period.  These investments consisted of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS Financial Services, Inc., and the losses were based on valuations by UBS.   All of these assets were sold in January 2009 when we recognized the gain.

Interest Expense

Interest expense was $6,169 for the three months ended March 31, 2008 and $1,753 for the three months ended March 31, 2009. The interest expense is primarily attributable to the interest paid on a credit line secured by the marketable securities owned by the Company.

Interest Income

Interest income was $22,827 for the three months ended March 31, 2008 and $2,709 for the three months ended March 31, 2009. This interest income is primarily attributable to the interest earned on investments in marketable securities.

Income taxes

The Company recorded a provision for income taxes of $35,751 for the three months ended March 31, 2009.  We recorded no income tax provision in the 2008 period.  This provision is attributable to the net taxable income of Pools Press.  We were unable to offset the net income of Pools Press in 2008 since we did not own 80% of Pools.  As of December 31, 2008 we will be able to file a consolidated tax return after the acquisition of an additional 5% of Pools Press.

Net Loss

We recorded a net income of $120,817 for the three months ended March 31, 2009 compared to a net loss of $137,737 in the 2008 period. We hope to continue to be modestly profitable in the near future, but as we are still a new business, we do not expect profits to be significant for the next year.

Nine-Month Period Ended March 31, 2009 Compared to Nine Month Period Ended March 31, 2008:

Sales and Cost of Goods Sold

Our revenues increased over the past year and we expect to continue to increase revenue at a modest pace as we add new customers. We achieved revenue of $10,448,179 for the nine months ended March 31, 2009, compared to revenue of $8,066,759 for the nine months ended March 31, 2008, an increase of 30%.

The revenue of our main operating company, Reprints increased from $6,593,076 for the nine months ended March 31, 2008 to $9,284,132 for the nine months ended March 31, 2009, an increase of 41%. Pools Press contributed the remainder of the revenue. Our cost of goods sold likewise increased from $6,557,955 for the nine months ended March 31, 2008 to $8,030,463 for the nine months ended March 31, 2009, which represents a 22% increase. This increase is lower as a percentage that the increase in our revenues as a result of the increase in our document delivery service, which has a higher margin than our reprint service.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 49% from $1,612,330 for the nine months ended March 31, 2008 to $2,408,661 for the nine months ended March 31, 2009. Pools’ share of these expenses was approximately $174,000 for the 2009 period and $173,000 for the 2008 period. These expenses include Reprints’ salary costs, which were $1,352,533 in the 2009 period and $788,698 in the 2008 period, an increase of $563,835 or 71%. These costs have increased at a faster rate than our cost of good sold because we have increased both the sales and marketing staff and staff to manage the increased volume of our document delivery service, which has a higher margin than our reprint service, but requires more staff to manage the process. The 2009 figure also includes approximately $138,291 in investor relations expenses incurred in preparation for the public trading of our common stock.  This figure includes $43,963, which is the value attributable to the issuance of a warrant to purchase 150,000 shares of the Company’s common stock.

Marketing and Advertising

Our marketing and advertising expenses increased $43,367 or 152% from $28,488 for the nine months ended March 31, 2008 to $71,855 for the nine months ended March 31, 2009. We expect these costs to increase as our sales efforts increase during the next year as we launch new products.

Depreciation and Amortization

Our depreciation expense increased 9% from $174,334 for the nine months ended March 31, 2008 to $190,416 for the nine months ended March 31, 2009. Pools’ share of these expenses was $37,270 in the 2009 period and included $36,667 related to the amortization of Pools’ customer list, which is now fully amortized. Reprints’ depreciation expense of $153,146 for the 2009 period was primarily attributable to amortization of customer lists as well as amortization on intellectual property licenses.

Other Expenses

Other expenses were $1,222 for the nine months ended March 31, 2009 and were $0 for the nine months ended March 31, 2008.

Interest Expense

Interest expense was $32,853 for the nine months ended March 31, 2009 and $17,854 for the nine months ended March 31, 2008. The 2008 interest expense is primarily attributable to the interest paid on the note payable to the former owner of Pools Press, which we issued at the time of the purchase of our majority interest on February 28, 2007.  The 2009 interest expense is primarily attributable to interest paid on a credit line secured by the marketable securities owned by the Company.

Interest Income

Interest income was $34,469 for the nine months ended March 31, 2009 and $90,569 for the nine months ended March 31, 2008. This interest income is primarily attributable to the interest earned on investments in marketable securities.

Income taxes

The Company recorded a provision for income taxes of $24,338 for the nine months ended March 31, 2009.  We recorded no income tax provision in the 2008 period.  This provision is attributable to the net taxable income of Pools Press.  We were unable to offset the net income of Pools Press in 2008 since we did not own 80% of Pools.  As of December 31, 2008 we will be able to file a consolidated tax return after the acquisition of an additional 5% of Pools Press.

Net Loss

We recorded a net loss of $290,639 for the nine months ended March 31, 2008 compared to a net loss of $244,026 in the 2009 period. Over half of the 2008 net loss was attributable to the grants of stock options to several employees and a consultant which represented a non-cash expense of $86,113. The loss in 2009 is a result of slower than expected sales growth in our 2009 fiscal year as well as increased salary costs that we incurred to manage the increased sales volume that we have experienced.  As the third quarter of our 2009 fiscal year was profitable, we hope to continue to be modestly profitable, but as we are still a new business, we do not expect profits to be significant for the next year.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $2,336,606, compared to $954,834 as of June 30, 2008. This increase is partially attributable to the sale of 400,017 shares of the Company’s common stock and warrants to purchase 200,009 shares of the Company’s common stock on July 17, 2008 for an aggregate purchase price of $600,025.

Net cash provided by operating activities was $681,017 for the nine months ended March 31, 2009 compared to cash used in operating activities of $287,022 for the nine months ended March 31, 2008. During the 2008 period, our accounts receivable increased by $1,011,888 and our accounts payable increased by $408,640, compared to decreases increases of $459,441 and $90,065, respectively, in the 2009 period. Additionally, during the nine months ended March 31, 2009, we expensed $227,381 to depreciation and amortization and used $302,973 of prepaid royalties. Also during the 2009 period, we issued a common stock warrant for services with a value of $43,963 and we amortized $12,944 for stock options vesting in December 2008.

Net cash provided by investing activities was $1,404,527 for the nine months ended March 31, 2009 compared to net cash provided by investing activities of $393,917 for the nine months ended March 31, 2008. This difference was primarily due to the sale of the Company’s marketable securities in the 2009 period.

Net cash used in financing activities was $703,772 for the nine months ended March 31, 2009 compared to net cash provided by financing activities of $1,100,411 for the corresponding period in 2008. In the 2008 period the Company had drawn a large amount on its credit line, which was completely repaid in January 2009.

We believe that our current cash resources will be sufficient to sustain our current operations for at least one year. While we have not experienced any material losses from bad debts, we expect our accounts receivable to increase as a result of significant increases in our sales. We also expect to incur significant investor relations expenses in conjunction with the listing of our common stock. In addition, we may need to obtain additional cash resources during the next year in order to acquire complementary businesses. The need for cash to finance acquisitions will depend on the businesses acquired and we cannot predict those needs with any certainty. In the event such funds are needed, we may engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as required under Exchange Act Rules 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2009. Based on that evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, concluded that no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Warrant (3)
10.1	2007 Equity Compensation Plan (1)
10.2	Lease agreement between Pools Press and JJ Properties (1)
10.3	Peter Derycz employment agreement (1)
10.4	Richard McKilligan employment agreement (1)
10.5	Scott Ahlberg employment agreement (1)
10.6	Janice Peterson employment agreement (1)
10.7	Matt Sampson employment agreement (1)
10.8	CapCas License Agreement (1)
10.9	Dainippon Equipment Purchase Agreement (1)
10.10	Form of Subscription Agreement (2)
10.11	Form of Subscription Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (4)
32.1	Section 1350 Certification of Chief Executive Officer (4)
32.2	Section 1350 Certification of Chief Financial Officer (4)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Quarterly Report on Form 10-Q filed on November 19, 2008.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.
	By:	/s/ Peter Derycz

Peter Derycz
Date: May 14, 2009		Chief Executive Officer

	By:	/s/ Richard McKilligan

Richard McKilligan
Date: May 14, 2009		Chief Financial Officer

EXHIBIT INDEX

2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Warrant (3)
10.1	2007 Equity Compensation Plan (1)
10.2	Lease agreement between Pools Press and JJ Properties (1)
10.3	Peter Derycz employment agreement (1)
10.4	Richard McKilligan employment agreement (1)
10.5	Scott Ahlberg employment agreement (1)
10.6	Janice Peterson employment agreement (1)
10.7	Matt Sampson employment agreement (1)
10.8	CapCas License Agreement (1)
10.9	Dainippon Equipment Purchase Agreement (1)
10.10	Form of Subscription Agreement (2)
10.11	Form of Subscription Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (4)
32.1	Section 1350 Certification of Chief Executive Officer (4)
32.2	Section 1350 Certification of Chief Financial Officer (4)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Incorporated by reference to the exhibit of the same number to the registrant’s Quarterly Report on Form 10-Q filed on November 19, 2008.
(4)	Filed herewith.