Form 10-K
period 2009-06-30
Derycz Scientific Inc
filed 2009-09-28
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One):

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-53501

DERYCZ SCIENTIFIC, INC.
 (Exact Name of Registrant as Specified in its Charter)
Nevada	11-3797644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1524 Cloverfield Blvd., Suite E, Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 447-0354

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The registrant’s common stock was not trading publicly as of December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of September 22, 2009, there were 12,961,830 shares of the registrant’s common stock outstanding.

Table of Contents

i

PART I

Item 1. Business

Company Overview

Derycz Scientific, Inc. (“Derycz,” “Derycz Scientific,” “we” or the “Company”) is a publicly traded holding company with one wholly owned subsidiary, Reprints Desk, Inc. (“Reprints” or “Reprints Desk”) and one majority owned subsidiary, Pools Press, Inc. (“Pools” or “Pools Press”). Derycz, through Reprints and Pools, provides its customers with copies of published content, such as articles from published journals, in either electronic or hard copy form. Our customers use this content for marketing, regulatory or research purposes. Generally, marketing departments order large quantities of printed copies that they distribute to their customers. Researchers generally order single copies of the content. Our service alleviates the need for our customers to contact any publisher or obtain permissions themselves. In addition, we ensure that we have obtained the necessary permissions from the owners of the content’s copyrights so that the reproduction complies with copyright laws. We also offer a reprints service to publishers, whereby we are responsible for all aspects of reprint production, from taking orders to final shipment. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reprinted materials. Pools Press also offers other commercial printing products, such as the production of business cards and newsletters.

We aggregate published materials and charge a fee for copies of them. When possible, we obtain exclusive licenses and discounts from content producers, such as publishers. We have a fixed pricing structure for single copy orders and variable pricing for orders of multiple copies. For single copies of an article we charge a fee above the cost of the article as well as a shipping fee if the article is sent in hard copy form. For multiple copies of an article, we generally obtain a price from the publisher and then add a service fee, which is dependent on the customer, the size of the order, the complexity of the order and other considerations. When possible we obtain the right to print the reprints from the holder of the copyright and we print and ship the reprints ourselves. However, many publishers have exclusive agreements with particular printers and we are required to use those printers. By purchasing the reprints or the rights to print from the publisher we are able to ensure our customers that they have proper rights under copyright laws to use the content, provided that they use the content only as specified in the order they placed with us.

Reprints Desk’s customer base grew from approximately 80 customers at June 30, 2008 to over 150 customers on June 30, 2009.  In 2008, our services were ranked first in all four categories in the 2008 Document Delivery Scorecard, a customer satisfaction survey conducted by Outsell, an information industry analyst.  Reprints Desk was also named to KMWorld’s “100 knowledge management companies that matter” (one of the youngest companies ever to have achieved that distinction) and it earned a 97% customer satisfaction rating from the Dun & Bradstreet 2009 Open Ratings evaluation, relative to other companies with similar classifications.

Our overall revenue grew 20% during fiscal 2009.  While we had hoped to increase our revenues by a larger amount, the economic climate has reduced the marketing and research budgets of many of our customers and as a result their order volume has decreased.  However, we expect the order volume to increase as the economy recovers and we continue to add new customers.

Publishers typically produce their content in order to generate subscription and advertising sales. The sale of published content generates additional revenues at little or no additional cost to the publisher. As an example, if an article contains a favorable mention of a chemical compound, the manufacturer of that compound may want to send its customers and potential customers copies of the article. These copies are called “reprints.” Reprints have traditionally been used primarily in the pharmaceutical, biotechnology and medical device industries both for research purposes and for marketing purposes. We expect that the use of reprints will gain in popularity in other industries due to society’s increasing sophistication and desire for information. Published articles are useful marketing and information dissemination tools because they provide a third party, unbiased endorsement of a company, product or service. Articles can effectively describe the science behind a product or its effectiveness more thoroughly than traditional advertising. Published content is also used effectively for internal corporate training and education, as well as for research and regulatory needs.

During fiscal 2009 we entered into agreements with several publishers which gave us the ability to acquire their content electronically, making it easier and faster for us to deliver the content to our customers.

The Industry

The size of the reprint market is difficult to estimate because it is a small part of the larger publishing industry and little financial information relating specifically to the market for reprints is available. As a new business, we believe we have a small fraction of that market. However, we believe that we are able to compete with larger providers based on our customer service and our order processing system. In addition, we have internal printing capability. As a result, we are often able to substantially reduce the time it takes to deliver the reprints to our customers.

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

Acquisitions.   The Company may attempt to acquire companies in the industry that bring revenue, profitability, growth potential and additional products and/or services to the Company. The Company has targeted several potential acquisition opportunities. We intend to implement acquisitions primarily through stock transactions, supplemented only when necessary with a cash component. While we have entered into preliminary discussions with three potential targets, we have not entered into any letter of intent or other agreement relating to any target nor have we determined the financial terms of any potential acquisition. We are continuing to evaluate whether or not to pursue any opportunity further.

International Expansion.   The Company operates primarily in the U.S. market, but has expanded internationally through sales to companies located abroad, particularly in Europe, and we hope to continue that growth through partnerships or acquisition opportunities. We have begun selling reprints to a small number of customers in Europe, and we are currently in discussions with the owners of a commercial printer located in France regarding the potential acquisition of their company.

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

Item 1A.  Risk Factors.

Not required.

Item 1B.  Unresolved Staff Comments.

Not required.

Item 2.  Properties.

We currently lease approximately 2,000 square feet of office space at 1524 Cloverfield Blvd., Suite E, Santa Monica, California for $5,200 per month.  The lease expires in May 2012.  Until May 31, 2009 we sublet approximately 1,000 square feet of office space at 10990 Wilshire Blvd., Suite 1410, Los Angeles, California from Bristol Capital Advisors, LLC for $2,740.40 per month. Bristol Capital Advisers, LLC is the investment manager of Bristol Investment Fund, Ltd., which holds a significant equity stake in the Company and our Chief Financial Officer is also a director of Bristol Investment Fund, Ltd. (see section entitled “Certain Relationships and Related Transactions”).

Our majority owned subsidiary, Pools Press, leases 13,000 square feet of office space at 3455-3501 Commercial Avenue, Northbrook, Illinois for $7,750 per month from an unrelated third party. The lease expires on May 31, 2011. Commencing June 1, 2010, the rent will increase to $8,000 per month.

Item 3.  Legal Proceedings.

Derycz is not presently a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "DYSC."  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended	High Bid		Low Bid

June 30, 2009 *		$1.00		$0.30
March 31, 2009	$	*	$	*
December 31, 2008	$	*	$	*
September 30, 2008	$	*	$	*

June 30, 2008	$	*	$	*
March 31, 2008	$	*	$	*
December 31, 2007	$	*	$	*
September 30, 2007	$	*	$	*

* Our common stock had no active trading market until May 11, 2009.

As of September 23, 2009, we had a total of 12,961,830 shares of our common stock outstanding.  As of September 25, 2009, the closing sales price for shares of our common stock was $0.625 per share on the OTCBB.

Holders

We currently have 22 record holders of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2009, we sold the following equity securities of the Company that were not registered under the Securities Act of 1933, as amended (the “Act”), and that were not previously disclosed in a quarterly report on Form 10-Q or on a current report on Form 8-K:

On May 28, 2009, we granted options to purchase an aggregate of 492,000 shares of common stock at $1.50 per share to nine employees, which expire on May 28, 2019. The options were issued in exchange for services rendered. These issuances were exempt from registration under the Act pursuant to Rule 701 of the Act.

Item 6. Selected Financial Data

Not required.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the years ended June 30, 2009 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

Results of Operations

Year Ended June 30, 2009 Compared to the Year Ended June 30, 2008:

Sales and Cost of Goods Sold

We achieved revenues of $14,653,374 for the year ended June 30, 2009, compared to revenue of $12,209,916 for the year ended June 30, 2008, an increase of 20%.  Our revenues for last six fiscal quarters have been $4,205,195, $3,818,500, $3,426,953, $3,202,726, $4,143,157 and $2,910,183, respectively.  These revenues have increased each quarter compared to the prior quarter, with the exception of the quarter ending September 30, 2008 as a result of a very strong 4th quarter in the 2008 fiscal year.  We expect revenues to continue to increase during the 2010 fiscal year.

The revenue of our main operating company, Reprints, increased from $10,086,255 for the year ended June 30, 2008, to $13,196,956 for the year ended June 30, 2009, an increase of 31%. Pools Press contributed the remainder of the revenue.

Our cost of goods sold increased from $10,023,768 for the year ended June 30, 2008, to $11,413,544 for the year ended June 30, 2009, which represents an increase of 14%, which is lower than the percentage increase in our revenues.

Our gross margin increased from 18% during the year ended June 30, 2008 to 22% for the year ended June 30, 2009.  This has been a result of increased sales of higher margin products.

We anticipate that our sales will increase by at least 20% during the 2010 fiscal year.  Because our customers are spending cautiously we will have to rely heavily on new customer acquisition and new products and services to achieve that growth.  We expect our cost of goods sold to continue to increase by a lower percentage than our revenues.  This is a result of efficiencies gained as a result of increased volume as well as changes to our product mix towards higher margin products and services.  However,  most of our costs are determined by the publishers from whom we purchase media for each individual order and they do not generally grant significant discounts.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 77% from $2,268,895 for the year ended June 30, 2008 to $4,019,065 for the year ended June 30, 2009. These expenses include Reprints’ salary costs, which were $1,133,710 in the 2008 fiscal year and $1,940,708 in the 2009 fiscal year, an increase of $806,998 or 71%.  During 2009 we added an additional salesperson as well as a marketing manager and operations staff in order to increase our customer base and to assist with implementation of and service new accounts.  We also incurred investor relations expenses totaling $571,445 during the 2009 fiscal year compared to $57,969 in the 2008 period, an increase of $513,476 or roughly 900%.  These expenses were incurred after our stock was listed on the Over - the Counter Bulletin Board in an effort to increase the visibility and ownership of our stock.  We do not expect to incur this level of investor relations expense in fiscal 2010.  However, we will continue to incur significant expenses related to investor relations as a result of being a publicly traded company.  Also included in this figure is the expense related to stock option grants of $161,271 in the 2009 year and $110,867 in fiscal 2008.  We do not plan to make any additional large option grants during the 2010 fiscal year. Also included in this figure is the expense related to stock option grants of $161,271 in the 2009 year and $110,867 in fiscal 2008.  We do not plan to make any additional large option grants during the 2010 fiscal year.

Marketing and Advertising

Our marketing and advertising expenses increased from $40,437 for the year ended June 30, 2008, to $158,524, an increase of $118,087 or 292%.  We expanded our marketing efforts during the 2009 fiscal year and we expect our marketing costs will increase to approximately $250,000 during fiscal 2010.

Depreciation and Amortization

Our depreciation expense decreased from $236,724 for the year ended June 30, 2008, to $235,660 during the year ended June 30, 2009, a decrease of $1,064 or less than 1%. Pools’ share of these expenses was $37,471 in the 2009 period and included $36,667 related to the amortization of Pools’ customer list, which has been fully depreciated as of June 30, 2009.

Unrealized loss on marketable securities

We recognized unrealized losses on our short-term investments of $33,660 during the year ended June 30, 2008 and realized gains of $33,668 during the year ended June 30, 2009.  These investments consisted of preferred stock auction rate securities held in an account with UBS Financial Services, Inc., and the losses were based on valuations by UBS.  In January 2009, we received cash for the par value of the outstanding auction rate securities.

Realized loss on sale of fixed assets

We recognized losses on the sale of fixed assets of $5,367 and $0 during the years ended June 30, 2008 and 2009, respectively.  We realized the 2008 loss upon the sale of a vehicle used by the previous owner of Pools Press.

Interest Expense

Interest expense was $32,313 for the year ended June 30, 2008, and $34,993 for the year ended June 30, 2009, and increase of $2,680 or 8%. This interest expense was primarily attributable to the interest paid on a credit line with UBS that was secured by marketable securities.  This credit line was cancelled in January 2009 when we liquidated our position in the marketable securities.

Interest Income

Interest income was $111,336 for the year ended June 30, 2008, and decreased to $39,528 for the year ended June 30, 2009, a decrease of $71,808 or 64%. This interest income was primarily attributable to the interest earned on investments in marketable securities.

Other Income

The Company earned $98,605 in other income in during the year ended June 30, 2009.  No such income was earned in fiscal 2008.  This income represents income we receive from publishers and customers for miscellaneous services.

Net Loss

We had a net loss of $338,321 for the year ended June 30, 2008 compared to a net loss of $1,066,041 for the year ended June 30, 2009. Investor relations expenses of $571,445 represented over half of the net loss for 2009. When the Company was founded, three of the Company's objectives were, a) to build an experienced and highly capable management team, b) to grow revenues and acquire customers while developing new products and services for those customers and c) to become publicly traded.  While we are still in our early stages of development and have incurred considerable expenses thus far, we have accomplished those goals. We anticipate that our revenues will continue to grow, our gross margins will continue to improve and we hope to achieve a modest profit during the fiscal year ending June 30, 2010.

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

As of June 30, 2009, we had cash of $1,854,093.

Net cash provided by operating activities was $233,767 for the year ended June 30, 2009 compared to net cash used in operating activities of $932,306 for the year ended June 30, 2008. The $1,166,073 increase in cash provided by operating activities was due primarily to an increase in accounts receivable of $380,690 and an increase in accounts payable of $1,039,382 which offset the net loss of $1,066,041.

Net cash provided by investing activities was $1,478,452 for the year ended June 30, 2009 compared to net cash provided by investing activities of $302,052 for the year ended June 30, 2008. The $1,176,400 difference in cash flows from investing activities was due to the proceeds from the sale of our short term investments of $1,665,298 in the 2009 period.

Net cash used in financing activities was $707,960 for the year ended June 30, 2009 compared to net cash provided by financing activities of $1,097,501 for the year ended June 30, 2008. The decrease in cash provided by financing activities was due primarily to our repayment of our credit line associated with our short term investments of $1,291,855 during the 2009 period. We made no sales of our common stock during the year ended June 30, 2009.

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

Impairment of Long-lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a `primary-asset` approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and allowed under the original provisions of SFAS No. 123. As of June 30, 2007, the Company had no employee options outstanding.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets*an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles*a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

Off-Balance Sheet Arrangements

At June 30, 2009, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Derycz Scientific, Inc. and Subsidiaries
Los Angeles, California

We have audited the consolidated balance sheets of Derycz Scientific, Inc. (the “Company”) and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derycz Scientific, Inc and Subsidiaries as of June 30, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weinberg and Company, P.A

September 15, 2009
Los Angeles, California

Derycz Scientific, Inc.
Consolidated Balance Sheets

	June 30,	June 30,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,854,093	$849,834
Short term investments	-	1,736,630
Accounts receivable, net of allowance of $35,000 and $0, respectively	3,499,848	3,119,158
Inventory	10,188	15,956
Prepaid royalties	217,980	326,077
Other current assets	37,890	80,739

TOTAL CURRENT ASSETS	5,619,999	6,128,394

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $188,266 and $89,711	340,776	362,807

INTANGIBLE ASSETS
Customer lists, net of accumulated amortization of $43,056 and $182,222	6,944	92,778
Intellectual property licenses, net of amortization of $163,209 and $64,016	600,887	518,959

GOODWILL	223,385	189,185

TOTAL ASSETS	$6,791,991	$7,292,123

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,036,615	$1,997,233
Capital lease obligation, current	17,861	16,129
Outstanding credit line	-	1,291,855
Income tax payable	3,659	-
Other current liabilities	116,769	88,430
TOTAL CURRENT LIABILITIES	3,174,904	3,393,647

CAPITAL LEASE OBLIGATIONS, LONG TERM	43,617	61,479

MINORITY INTEREST	47,357	50,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares authorized; 12,961,830 and 12,561,813 shares issued and outstanding	12,962	12,562
Additional paid-in capital	5,450,223	4,645,364
Accumulated deficit	(1,937,072)	(871,031)

TOTAL STOCKHOLDERS' EQUITY	3,526,113	3,786,895

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,791,991	$7,292,123

See notes to consolidated financial statements

Derycz Scientific, Inc.
Consolidated Statements of Operations

	Years ended
	June 30,
	2009	2008

NET SALES	$14,653,374	$12,209,916

COST OF SALES	11,413,544	10,023,768

GROSS PROFIT	3,239,830	2,186,148

OPERATING EXPENSES:
General and administrative	4,019,065	2,276,796
Marketing and advertising	158,524	40,437
Depreciation and amortization	235,660	236,724

TOTAL OPERATING EXPENSES	4,413,249	2,553,957

LOSS FROM OPERATIONS	(1,173,419)	(367,809)

Realized gain (Unrealized loss) on marketable securities	33,668	(33,660)
Loss on sale of fixed assets	-	(5,367)
Other Income	98,605	-
Interest expense	(34,993)	(32,313)
Interest income	39,527	111,336

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(1,036,612)	(327,813)

MINORITY INTEREST	2,745	(10,508)

LOSS BEFORE INCOME TAXES	(1,033,867)	(338,321)

PROVISION FOR INCOME TAXES	(32,174)	-

NET LOSS	$(1,066,041)	$(338,321)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.08)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	12,945,163	12,540,226

See notes to consolidated financial statements

Derycz Scientific, Inc.

Consolidated Statement of Stockholders' Equity
For the years ended June 30, 2009 and 2008

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	Deficit	equity

Balance, June 30, 2007	12,500,003	$12,500	$4,484,559	$(532,710)	$3,964,349

Issuance of common shares for acquisition of customer list	50,000	50	49,950		50,000

Fair value of vested options issued to employees	-	-	99,057	-	99,057

Fair value of common shares issued as employee bonus	11,810	12	11,798	-	11,810

Net loss for the year				(338,321)	(338,321)

Balance, June 30, 2008	12,561,813	12,562	4,645,364	(871,031)	3,786,895

Fair value of vested options issued to employees	-	-	161,271	-	161,271

Issuance of warrant for services			43,963	-	43,963

Issuance of common stock for cash	400,017	400	599,625	-	600,025

Net loss for the period				(1,066,041)	(1,066,041)

Balance, June 30, 2009	12,961,830	$12,962	$5,450,223	$(1,937,072)	$3,526,113

See notes to consolidated financial statements

Derycz Scientific, Inc.

Consolidated Statements of Cash Flows

	Years
	ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,066,041)	$(338,321)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	283,583	278,485
Fair value of vested stock options	161,271	99,057
Fair value of common stock warrant issued for services	43,963	11,810
(Realized gain) unrealized loss on investment	(33,668)	33,660
Realized loss on fixed asset	-	5,367
Minority share of earnings in subsidiary	(2,745)	10,508

Changes in assets and liabilities:
Accounts receivable	(380,690)	(1,780,754)
Accounts payable and accrued expenses	1,039,382	727,012
Inventory	5,768	(1,071)
Prepaid royalties	108,097	(13,552)
Other current assets	42,850	(52,937)
Other current liabilities	28,338	88,430
Income taxes payable	3,659	-

Net cash provided by (used in) operating activities	233,767	(932,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(76,524)	(110,118)
Purchase of Intellectual Property licenses	(181,122)	(417,450)
Additional investment in Pools Press	(34,200)	-
Proceeds from sale of short term investments	1,770,298	819,120
Proceeds from sale of fixed assets	-	10,500

Net cash provided by investing activities	1,478,452	302,052

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	600,025	-
Capital lease obligation	(16,130)	(14,184)
Payments on notes on Pools Press	-	(162,392)
Advances under (payments on) line of credit	(1,291,855)	1,285,611
Distribution of minority earnings	-	(11,534)

Net cash provided by (used in) financing activities	(707,960)	1,097,501

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,004,259	467,247

CASH AND CASH EQUIVALENTS, Beginning of period	849,834	382,587

CASH AND CASH EQUIVALENTS, End of period	$1,854,093	$849,834

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$34,500	$32,313

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for customer list	$-	50,000
Capital lease obligation	$-	91,792

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

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

(b) Nature of business

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable,  accounts payable and accrued expenses,  the carrying amounts approximate fair value due to their short maturities. The estimated fair value of the capital lease and line of credit obligations is based on borrowing rates currently available to the Company for loans with similar terms and maturities.

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

(b) Fair value of financial instruments

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable,  accounts payable and accrued expenses,  the carrying amounts approximate fair value due to their short maturities. The estimated fair value of the capital lease and line of credit obligations is based on borrowing rates currently available to the Company for loans with similar terms and maturities.

The Company partially adopted SFAS 157, “Fair Value of Financial Instruments,” on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1: quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

Level 2: inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3: unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The following table represents certain financial instruments of the Company measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2009 and 2008:

Year Ended June 30, 2009:	Level 1	Level 2	Level 3	Total
Assets:
Investments at fair value	$-	$-	$-	$-

Year Ended June 30, 2008:
Assets:
Investments at fair value	$-	$1,736,630	$-	$1,736,630

(c) Short term investments

Our short term investments at June 30, 2008 consisted of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS Financial Services, Inc.  In January 2009, we received cash for the par value of the outstanding auction rate securities.  The proceeds received in January 2009 exceeded the book value of the investment resulting in a realized gain of $33,668 that was recorded during the year ended June 30, 2009.

(d) Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less.

(e) Allowance for Doubtful Accounts

The Company regularly reviews the accounts receivable aging and applying various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience in order to determine whether an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments, is appropriate The Company established an allowance for doubtful accounts of $35,000 as of June 30, 2009.  The Company determined that no allowance was necessary at June 30, 2008.

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

One customer accounted for 16% of the revenues for the year ended June 30, 2009 and two customers accounted for 14% and 12% of the revenue for the year ended June 30, 2008.

As of June 30, 2009, two customers accounted for 15% and 14% of accounts receivable, and one customer accounted for 38% of accounts receivable at June 30, 2008.

(g) Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3-5 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

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

(k) Impairment of long-lived assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Management regularly reviews property, equipment and other long-lived assets for possible impairment in accordance with SFAS No. 144 and based upon this review believes there are no indications of impairment at June 30, 2009 or 2008.

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

(m) Goodwill and Intangible Assets

As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, as required by SFAS No. 142, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

In accordance with SFAS No. 142, management tests goodwill for impairment at the reporting unit level.  The Company has only one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates.

In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” the Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices.  The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

(n) Shipping and handling costs

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10. As such, the Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $151,544 and $155,161, respectively, for the years ended June 30, 2009 and 2008.

(o) Income taxes

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

(p) Net Income (Loss) per share

The Company reports net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares available. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Warrants to purchase 2,800,009 and 2,450,000 shares of common stock have been excluded from the calculation of diluted net loss per share for the years ended June 30, 2009 and 2008, respectively, and options to purchase 1,022,000 and 530,000 shares of common stock outstanding as of June 30, 2009 and June 30, 2008, respectively,  have been excluded from the calculation as the effect would have been anti-dilutive.

(q) Marketing and Advertising expenses

Marketing and Advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Marketing and advertising expense amounted to $158,524 and $40,437 for the years ended June 30, 2009 and 2008, respectively.

(r) Recently issued accounting pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets*an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles*a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

Note 3 — Property and Equipment

Property and equipment consists of the following as of June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008

Computer equipment	$68,640	$32,344
Software	112,570	95,045
Printing equipment	286,452	286,452
Furniture and fixtures	57,380	34,677
Autos and vans	4,000	4,000
	529,042	452,518
Less accumulated depreciation	(188,266)	(89,711)
	$340,776	$362,807

Printing equipment includes $91,792 of equipment under capital lease and related accumulated depreciation of $35,187 and $16,829 as of June 30, 2009 and June 30, 2008, respectively.

Depreciation expense for the years ended June 30, 2009 and 2008 was $98,555 and $92,102, respectively.

Note 4 — Intangible Assets

Intangible assets consist of the following at June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008

Customer list	$50,000	$275,000
Intellectual property licenses	764,096	582,975
Accumulated amortization	(206,265)	(246,238)
	$607,831	$611,737

Customer lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years.

The Company has purchased licenses to use certain intellectual property, including computer software. These licenses are depreciated using the straight-line method over their estimated useful lives of 7 years.

Future annual amortization under these intangible assets at June 30, 2009 is as follows:

Year ending June 30,	Amount
2010	$129,408
2011	122,463
2012	122,463
2013	122,463
Thereafter	111,034
$607,831

Note 5 — Leases

The Company leases space in Northbrook, Illinois in accordance with the terms of a non cancelable operating lease agreement. The lease requires monthly payments between $7,750 and $8,000 through May 2011 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance. Rent, including real estate taxes, for the years ended June 30, 2009 and 2008 was $143,727 and $140,912, respectively.

The Company leases space in Santa Monica, California in accordance with the terms of a non cancelable operating lease agreement. The lease requires monthly payments between $5,200 and $5,517 through May 2012 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, after June 1, 2010, the lease requires the payment of any increases in real estate taxes. Rent, including real estate taxes, for the year ended June 30, 2009 was $5,200.

The Company also has a non-cancelable lease for machinery and equipment that is accounted for as a capital lease that requires monthly payment of $1,945 including interest at a rate of 10.25% per annum through July 2012. Annual future minimum rentals under operating and capital leases as of June 30, 2009 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2010	$155,806	$23,340
2011	152,433	23,340
2012	60,687	25,285
Total minimum lease payments	$368,926	$71,965
Amounts representing interest		(10,487)
Total		61,478
Less current portion		(17,861)
Long term		$43,617

Note 6 — Line of Credit

The Company entered into a credit agreement with UBS Financial Services Inc. on March 1, 2007. The credit facility was secured by the Company’s marketable securities, described in Note 2(c), above, which were held by UBS. The Company was able to borrow up to 80% of the value of the securities held in that account. There was no stated maturity on the credit facility. The interest rate was 30 Day LIBOR plus 150 basis points.  The balance of the credit facility on June 30, 2008 was $1,291,855.  The credit line was repaid to UBS upon the sale of the marketable securities to UBS during January 2009.

Note 7 — Stockholders’ Equity

Common Stock

The Company has authorized 120,000,000 shares of $0.001 par value stock. 100,000,000 have been authorized as common stock and 20,000,000 have been authorized as preferred stock.

During the year ending June 30, 2007, the Company sold units to acquire 4,500,000 shares of its common stock and warrants to purchase 2,250,000 shares of its common stock for gross proceeds of $4,500,000 that resulted in net proceeds to the Company of $4,211,784 after commissions and offering costs. The Company also issued 200,000 warrants to the placement agent. Each warrant is exercisable for a period of 3 years with an exercise price of $1.25 per share of common stock. In the event a public market develops, and the closing price of the Company's common stock for 10 of any of 25 consecutive days is greater than $3.00 per share, the Company may elect at that time to compel the holders of the Warrants to exercise the Warrants at the exercise price. If any investor fails to exercise the Warrant within 10 days of such notice of redemption, then the Warrants shall be redeemed by the Company at a redemption price of $0.01 per warrant.

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

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares. On December 21, 2007, we granted options to purchase 530,000 shares of common stock at $1.50 per share to eight employees and one consultant, which expire on December 21, 2017. The options were valued at $112,000 using a Black-Scholes valuation model and will be amortized over the vesting period.  The exercise price for the options was $1.50 per share and was based on the fair value of the shares on the date of issuance. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.18%, expected volatility of 25 % and an expected term for the options of 7 years.

On May 28, 2009, we granted options to purchase 492,000 shares of common stock at $1.00 per share to nine employees, which expire on May 28, 2019. The options were valued at $148,327 using a Black-Scholes valuation model and were expensed on the grant date as the options all vested immediately. The exercise price for the options was $1.00 per share and was based on the fair value of the shares on the date of issuance. For the Black - Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.67%, expected volatility of 83 % and an expected term for the options of 10 years.

Stock based compensation expense of $161,271 and $99,057 was recognized during the years ended June 30, 2009 and 2008, respectively, relating to the vesting of such options. No future compensation expense related to these options remains as of June 30, 2009.  As of June 30, 2009, these options have no intrinsic value.

At June 30, 2009 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2007	—	$0.00
Granted	530,000	$1.50
Exercised	—	—
Cancelled	—	$—
Balance at June 30, 2008	530,000	$1.50
Granted	492,000	$1.00
Exercised	—	—
Cancelled	—	$—
Balance at June 30, 2009	1,022,000	$1.26

Additional information regarding options outstanding as of June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$1.26	1,022,000	9	$1.26	1,022,000

Warrants

At June 30, 2009 warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at July 1, 2007	2,450,000	$1.25
Granted	—
Exercised	—
Cancelled	—
Balance, June 30, 2008	2,450,000	$1.25
Granted	350,009	$2.00
Exercised	-
Balance at June 30, 2009	2,800,009	$1.34

On July 1, 2008, the Company issued warrants to acquire 150,000 shares of our stock at an exercise price of $2.00 per share and a life of five years to a consultant.  The warrants were valued at $43,693 using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 25%, and an expected term of the warrants of five years.

The above warrants are fully vested and have a five year contractual life.  There was no intrinsic value to these warrants as of June 30, 2009 and June 30, 2008.

Note 8 — Related Party Transactions

The Company leased furniture and office space on a month to month basis from a stockholder of the Company until May 31, 2009. The total rent expense paid to the stockholder for the years ended June 30, 2009 and 2008 were $27,404 and $27,404, respectively.

Note 9 — Income Taxes

The provision for income taxes consists of the following for the years ended June 30:

	June 30, 2009	June 30, 2008

Current
Federal	$21,007	$-
State	11,167	-
Deferred
Federal
State	—	—
Provision for income tax expense	$32,174	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended June 30,
	2009	2008
Federal income tax rate	(34.00)%	(34.00)%
State tax, net of federal benefit	(3.00)%	(6.00)%
Permanent differences	5.53%	10.00%
Change in valuation allowance	33.98%	30.00%
Other	0.59%	0.00%
Effective income tax rate	3.10%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008

Deferred tax assets:
Federal net operating loss	$458,540	$224,236
State net operating loss	45,139	22,292
Intangibles	79,976	16,510
Stock based compensation	16,345	0
Unrealized loss on Investments	0	13,127
Other	845	0
Total deferred tax assets	600,845	276,165
Deferred tax liability
Fixed asset depreciation	(91,778)	(105,492)
Net deferred tax assets	509,067	170,673
Less valuation allowance	(509,067)	(170,673)
	$—	$—

The Company has provided a full valuation allowance on the deferred tax assets at June 30, 2009 and 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.  The net change in the valuation allowance for the year ended June 30, 2009 was an increase of $338,394.  This amount is net of a decrease in the valuation allowance of $13,801 related to the acquisition of an additional interest in an existing subsidiary.

At June 30, 2009 and 2008, the Company had federal net operating loss (“NOL”) carryforwards of approximately $1,349,000 and $574,000, respectively and state NOL carryforwards of approximately $792,000 and $406,000, respectively. Federal NOLs could, if unused, expire in 2029. State NOLs, if unused, could expire in 2019.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)  —  an interpretation of FASB Statement No. 109, Accounting for Income Taxes . ” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2009 and 2008, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2009 and 2008, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment
Peter Derycz	47	Chief Executive Officer and Chairman of the Board	January 6, 2006
Richard McKilligan	46	Chief Financial Officer, Secretary and General Counsel	January 1, 2007
Scott Ahlberg	46	Director, Head of Corporate Services of Reprints Desk	February 6, 2006
Jan Peterson	61	Director, Head of Publisher Relations of Reprints Desk	July 1, 2006

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Business Experience Descriptions

Peter Derycz – Chief Executive Officer, President and Chairman

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

Richard McKilligan – Chief Financial Officer

Richard McKilligan earned his law degree from Cornell Law School, his MBA from the University of Chicago and his undergraduate degree in Accountancy from the University of Illinois at Urbana-Champaign. He joined Derycz in January 2007. Mr. McKilligan is also a director of Bristol Investment Fund, Ltd., which holds a significant equity stake in the Company, and Chief Financial Officer of Percipio Biotherapeutics, Inc., of which Bristol Investment Fund, Ltd. also holds a significant equity stake. He was an associate with Morgan, Lewis & Bockius, LLP in their New York and London offices from 2000 until January 2006. He is a member of the State Bar of California, the New York State Bar Association and the Florida Bar.

Scott Ahlberg – Head of Corporate Services of Reprints Desk

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

Jan Peterson – Head of Publisher Relations of Reprints Desk

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

Involvement in Certain Legal Proceedings

None of the directors or executive officers have, during the past five years:

•
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated ; or

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Code of Ethics

We have not yet adopted a written code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or persons performing similar functions. We currently are considering the terms of such a code and expect to adopt a code of ethics during the current fiscal year.

Item 11.  Executive Compensation.

Executive Compensation

The following table summarizes all compensation for the last three fiscal years awarded to, earned by or paid to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE

Name and principle position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
	2009	240,000	-	-	-		-	-	-	240,000
Peter Derycz	2008	120,000	-	-	-		-	-	-	120,000
Chief Executive Officer	2007	110,000	-	-	-		-	-	-	110,000
	2009	111,000	-	-	27,133	(1)	-	-	-	138,133
Richard McKilligan	2008	81,250	-	-	17,064	(2)	-	-	-	98,314
Chief Financial Officer	2007	70,000	-	-	-		-	-	-	70,000

(1)	Represents a grant made on December 21, 2007, of options to purchase 66,500 common shares which vest immediately and options to purchase 28,500 common shares which will vest on December 21, 2008.

(2)	Represents a grant made on May 28, 2009, of options to purchase 90,000 common shares which vest immediately.

The following table sets forth, at June 30, 2009, information regarding unexercised options for each named executive officer.  There were no stock awards outstanding at June 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date
(a)	(b)		(c)	(d)	(e)		(f)
Peter Derycz	-		-	-	-	-	-
Richard	95,000	(1)	-			$1.50	12/21/17
McKilligan	90,000	(2)	-	-		1.00	5/28/19

(1)	Options vested immediately upon grant on December 21, 2007.
(2)	Options vested immediately upon grant on May 28, 2009.

The following table sets forth, for the year ended June 30, 2009, the compensation earned by our directors for the services rendered by them to the Company in all capacities.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Scott Ahlberg	-	-	-	-	-	122,611	(1)	122,611
Janice Peterson	-	-	-	-	-	119,559	(2)	119,559

(1)
Mr. Ahlberg received no compensation for his services as a director of the Company. Other compensation represents the following amounts paid to Mr. Ahlberg for his services as an employee of the Company: salary in the amount of $60,000, a cash bonus in the amount of $40,000, and an option award valued at $22,611.On May 28, 2009, the Company granted Mr. Ahlberg options to purchase 75,000 shares of the Company’s common stock, which vested immediately upon grant.

(2)
Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $68,500, a cash bonus in the amount of $28,448, and an option award valued at $22,611. On May 28, 2009, the Company granted Ms. Peterson options to purchase 75,000 shares of the Company’s common stock, which vested immediately upon grant.

Employment Agreements

Peter Derycz

Mr. Derycz's employment contract as Chief Executive Officer and as a director of the Company has a three year term beginning July 1, 2007. The contract provides an annual salary of $240,000.  No part of Mr. Derycz's salary is allocated to his duties as a director of the Company. The contract contains no incentive bonus structure.

Richard McKilligan

Mr. McKilligan's employment contract as Chief Financial Officer and General Counsel has a three year term beginning July 1, 2007. The contract provides an annual salary of $150,000.  The contract contains no incentive bonus structure.

Scott Ahlberg

Mr. Ahlberg's employment contract as Head of Corporate Services of Reprints Desk and as a director of the Company has a three year term beginning July 1, 2007. The contract provides an annual base salary of $60,000 and an annual guaranteed bonus of $40,000. The contract sets out bonuses of between $20,000 and $220,000 available to Mr. Ahlberg if the Company achieves certain levels of revenues from its document delivery product from $1,000,000 to in excess of $20,000,000. No part of Mr. Ahlberg's salary is allocated to his duties as a director of the Company. The contract contains no other incentive bonus structure.

Janice Peterson

Ms. Peterson's employment contract as Head of Publisher Relations of Reprints Desk and as a director of the Company has a three year term beginning July 1, 2007. The contract provided an annual base salary of $70,000 and an annual guaranteed bonus of $30,000. The contract sets out additional commissions available to Ms. Peterson, which vary from 1% to 5% of the discounts or sales that result from agreements that she negotiates between publishers and either Pools Press or Reprints Desk. No part of Ms. Peterson's salary is allocated to her duties as a director of the Company. The contract contains no other incentive bonus structure.

Director Compensation

We intend to compensate non-management directors through stock option and/or restricted stock granted under our 2007 Equity Compensation Plan. At this time, no directors receive compensation for their services as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 25, 2009, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the CEO and each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 25, 2009. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 12,961,830 shares of common stock outstanding as of September 22, 2009 plus, for each person, any securities that person has the right to acquire within 60 days of September 22, 2009.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o Derycz Scientific, Inc., 1524 Cloverfield Blvd., Suite E, Santa Monica, California 90404.

Name and Address	Shares Beneficially Owned	Percentage of Class
Bristol Investment Fund, Ltd. (1) (2)	2,750,000	20.8%
Bristol Capital, LLC (1) (3)	1,810,910	14.0%
Peter Derycz	4,000,000	30.1%
Richard McKilligan	257,728	2.0%
Scott Ahlberg	161,810	1.2
Jan Peterson	160,000	1.2
All Directors and Executive Officers as a group (4 persons)	4,579,538	34.5%

(1)	Paul Kessler exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd. and Bristol Capital, LLC.

(2)	Includes warrants to purchase 250,000 shares of common stock at an exercise price of $1.25 per share.

(3)	Diana Derycz-Kessler is a member of Bristol Capital, LLC, the spouse of Paul Kessler and the sibling of Peter Derycz.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of the Company.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The purpose of the Plan is to grant stock and stock options to purchase our common stock to our employees and key consultants. The total amount of shares subject to the Plan is 1,500,000 shares. As of September 25, 2009, we had granted 1,022,000 options under the Plan. The following table provides information as of June 30, 2009 with respect to the Plan, which is the only compensation plan under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,500,000	$1.26	478,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,500,000		478,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Richard McKilligan, our Chief Financial Officer, is also a director of Bristol Investment Fund, Ltd., which holds 2,750,000 shares, or 20.8%, of the Company’s common stock.  Mr. McKilligan is also the Chief Financial Officer and General Counsel of Percipio Biotherapeutics, Inc., of which Bristol Investment Fund, Ltd. is a shareholder.

Until May 31, 2009, the Company sublet its office space from Bristol Capital Advisors, LLC pursuant to a lease agreement. The office space is approximately 1,000 square feet and the cost is $2,740.40 per month, which rate is equivalent on a per square foot basis to the amount Bristol Capital Advisors, LLC pays under its lease agreement and is comparable to the terms of a lease between unaffiliated parties. The sublease agreement is a month-to-month tenancy which may be terminated at any time. Bristol Capital Advisors, LLC is the investment manager of Bristol Investment Fund, Ltd., which holds a significant equity stake in the Company.

A familial relationship exists between management and certain equity holders of the Company. Paul Kessler and Diana Derycz-Kessler are married and are the owners of Bristol Capital, LLC, which holds 1,810,910 shares, or 14.4%, of the Company’s common stock. Paul Kessler has investment and voting control over the shares held by Bristol Investment Fund, Ltd., which holds 2,750,000 shares, or 20.8%, of the Company’s common stock. Diana Derycz-Kessler and Peter Derycz, the Company’s Chief Executive Officer, are siblings. Diana Derycz-Kessler is a registered representative of T.R. Winston & Company, LLC, which was the Placement Agent for the Company’s December 2006 offering of common shares. Our agreement with the Placement Agent was on terms that would be comparable to the terms in similar agreements between unaffiliated parties. Although no agreement exists between the Company and Ms. Derycz-Kessler, she may receive compensation in connection with that offering through T.R. Winston & Company, LLC.

Director Independence

None of the members of the Company’s Board of Directors are independent directors as that term is defined by NASDAQ Rule 4200(a)(15). The Company’s currently does not have an Audit Committee. None of the members of the Company’s Board of Directors meet the Audit Committee independence requirements of NASDAQ Rule 4350(d)(2).

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2009 and 2008.

	Year Ended June 30, 2009	Year Ended June 30, 2008

Audit Fees	$89,339	147,231
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$89,339	147,231

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. Our Board of Directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2008 and 2009, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a) Documents filed as a part of this report

(1) Financial Statements

The financial statements of Derycz Scientific, Inc. and its subsidiaries and Weinberg & Company, P.A.’s report dated September 15, 2009, are incorporated by reference to Item 8 of this report.

(2) Financial Statement Schedules

Not required.

(b) Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
10.1	2007 Equity Compensation Plan (1)
10.2	Lease agreement between Pools Press and JJ Properties (1)
10.3	Peter Derycz employment agreement (1)
10.4	Richard McKilligan employment agreement (1)
10.5	Scott Ahlberg employment agreement (1)
10.6	Janice Peterson employment agreement (1)
10.7	Matt Sampson employment agreement (1)
10.8	CapCas License Agreement (1)
10.9	Dainippon Equipment Purchase Agreement (1)
10.10	Form of Subscription Agreement (2)
21.1	List of subsidiaries (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: September 28, 2009		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard McKilligan

Richard McKilligan
Date: September 28, 2009		Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Derycz
Peter Derycz	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	September 28, 2009

/s/ Richard McKilligan	Chief Financial Officer (Principal Financial
Richard McKilligan	and Accounting Officer), Secretary and	September 28, 2009
General Counsel

/s/ Scott Ahlberg
Scott Ahlberg	Director	September 28, 2009

/s/ Jan Peterson
Jan Peterson	Director	September 28, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
10.1	2007 Equity Compensation Plan (1)
10.2	Lease agreement between Pools Press and JJ Properties (1)
10.3	Peter Derycz employment agreement (1)
10.4	Richard McKilligan employment agreement (1)
10.5	Scott Ahlberg employment agreement (1)
10.6	Janice Peterson employment agreement (1)
10.7	Matt Sampson employment agreement (1)
10.8	CapCas License Agreement (1)
10.9	Dainippon Equipment Purchase Agreement (1)
10.10	Form of Subscription Agreement (2)
21.1	List of subsidiaries (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Filed herewith.