Form 10-Q
period 2009-09-30
Derycz Scientific Inc
filed 2009-11-16
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 333-148392
DERYCZ SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3797644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1524 Cloverfield Blvd., Suite E, Santa Monica, California	90404
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 10, 2009, there were 12,961,830 shares of common stock outstanding.

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Derycz Scientific, Inc.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,578,990	$1,854,093
Accounts receivable, net of allowance of $35,000	4,049,946	3,499,848
Inventory	8,520	10,188
Prepaid royalties	45,180	217,980
Other current assets	58,279	37,890

TOTAL CURRENT ASSETS	5,740,915	5,619,999

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $215,356 and $188,266	339,084	340,776

INTANGIBLE ASSETS
Customer lists, net of accumulated amortization of $47,222 and $43,056	2,778	6,944
Intellectual property licenses, net of amortization of $193,825 and $163,209	570,271	600,887

GOODWILL	223,385	223,385

TOTAL ASSETS	$6,876,433	$6,791,991

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,442,657	$3,036,615
Capital lease obligation, current	18,323	17,861
Income tax payable	-	3,659
Other current liabilities	119,200	116,769
TOTAL CURRENT LIABILITIES	3,580,180	3,174,904

CAPITAL LEASE OBLIGATIONS	38,859	43,617

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares authorized; 12,961,830 shares issued and outstanding	12,962	12,962
Additional paid-in capital	5,450,223	5,450,223
Accumulated deficit	(2,247,763)	(1,937,072)

TOTAL STOCKHOLDERS' EQUITY	3,215,422	3,526,113

NONCONTROLLING INTEREST	41,972	47,357
TOTAL EQUITY	3,257,394	3,573,470

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,876,433	$6,791,991

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	September 30,
	2009	2008

NET SALES	$4,783,699	$3,202,726

COST OF SALES	3,885,778	2,556,829

GROSS PROFIT	897,921	645,897

OPERATING EXPENSES:
General and administrative	1,127,050	772,672
Marketing and advertising	38,453	14,163
Depreciation and amortization	49,573	65,073

TOTAL OPERATING EXPENSES	1,215,076	851,908

LOSS FROM OPERATIONS	(317,155)	(206,011)

Unrealized loss on marketable securities	-	(18,150)
Other Income	1,069	-
Interest expense	(1,539)	(15,240)
Interest income	1,549	19,458

LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(316,076)	(219,943)

PROVISION FOR INCOME TAXES	-	8,563

NET LOSS BEFORE NONCONTROLLING INTEREST	(316,076)	(228,506)

NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	5,385	(4,160)

NET LOSS ATTRIBUTABLE TO DERYCZ SCIENTIFIC, INC.	$(310,691)	$(232,666)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	12,961,830	12,895,161

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statement of Stockholders' Equity
For the three months ended September 30, 2009
(unaudited)

			Additional
	Common stock		paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, July 1, 2009	12,961,830	12,962	5,450,223	(1,937,072)	47,357	3,573,470

Net loss for the period				(310,691)	(5,385)	(316,076)

Balance, September 30, 2009	12,961,830	$12,962	$5,450,223	$(2,247,763)	41,972	$3,257,394

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(310,691)	$(232,666)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	61,872	77,755
Fair value of vested stock options	-	6,472
Fair value of common stock warrant issued for services	-	43,963
Unrealized loss on investment	-	18,150

Changes in assets and liabilities:
Accounts receivable	(550,098)	781,043
Accounts payable and accrued expenses	406,042	(426,137)
Inventory	1,668	4,630
Prepaid royalties	172,800	71,841
Other current assets	(20,390)	(40,739)
Other current liabilities	2,432	(33,953)
Income taxes payable	(3,659)	8,563
Net (loss) income attributable to noncontrolling interest	(5,385)	4,160

Net cash provided by (used in) operating activities	(245,409)	283,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(25,398)	(43,735)
Purchase of Intellectual Property licenses	-	(87,450)
Investment in short term investments	-	(13,481)

Net cash used in investing activities	(25,398)	(144,666)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	-	600,025
Capital lease obligation	(4,296)	(3,879)
Advances under line of credit	-	13,283

Net cash provided by (used in) financing activities	(4,296)	609,429

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(275,103)	747,845

CASH AND CASH EQUIVALENTS, Beginning of period	1,854,093	849,834

CASH AND CASH EQUIVALENTS, End of period	$1,578,990	$1,597,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$1,539	$32,313

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Adjustment to Goodwill to reflect deferred tax assets and liabilities	$-	121,832
Adjustment to Goodwill to reflect minority interest of deferred tax liability	$-	26,874
Capital lease obligation	$-	73,729

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2009 and 2008 (Unaudited)

Note 1 — Organization, Nature of Business and Basis of Presentation

(a) Organization

Derycz Scientific, Inc. was incorporated in the State of Nevada on November 2, 2006. On November 2, 2006, the Company entered into a Share Exchange Agreement with Reprints Desk, Inc., a Delaware corporation formed on January 6, 2006. Derycz was formed to facilitate a holding company structure. At the closing of the transaction contemplated by the Share Exchange Agreement, the Company acquired all of the 550,000 outstanding shares of Reprints from the shareholders of Reprints and issued 8,000,003 of its common shares to the shareholders of Reprints. As the intention behind forming Derycz was the creation of a holding company structure and Derycz had no appreciable assets prior to the acquisition of Reprints, the exchange ratio was determined arbitrarily and was not based on any determination of the value of shares of Derycz common stock as compared to Reprints shares acquired. As each former Reprints shareholder acquired a percentage interest in Derycz equal to the percentage interest such shareholder held in Reprints immediately prior to the transaction, there was no dilution of the interest of any former Reprints shareholder. Following completion of the exchange transaction, Reprints became a wholly owned subsidiary of the Company. The transaction was accounted as a statutory merger of companies under common control. As such, the historical financial statements of the Company are combined with the operations of Reprints since its inception, and the merger shares are accounted for as a stock split as of the inception of Reprints for financial reporting purposes.

(b) Nature of business

Reprints is a content repurposing and rights management company with a focus on content re-use services and products. The Company operates within the periodicals publishing industry, which is a large and growing market. The Company has developed products in the following areas:

•	Reprints, ePrints and Article Distribution Systems
•	Commercial Printing Services
•	Publisher Outsourced Reprint Management
•	Print-on-Demand Services for copyright and regulatory sensitive documents

(c) Basis of Presentation

The accompanying interim financial statements for the three months ended September 30, 2009 and 2008 are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2009 and the results of operations and cash flows for the three months ended September 30, 2009 and 2008. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2010. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission.

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly and majority owned subsidiaries. The consolidated accounts include 100% of assets and liabilities of our majority owned subsidiary, and the ownership interests of minority investors are recorded as a noncontrolling interest. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

(a) Change in Accounting Principle

On January 1, 2009, the Company adopted authoritative guidance of issued by the Financial Accounting Standards (FASB) on noncontrolling interest in consolicated financial statements.  This guidance establishes accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the condensed consolidated financial statements.  As such, all prior periods presented have been conformed to current year’s presentation.  The noncontrolling (minority) interest relates to third party shareholders of Pools Press, Inc., who own 20% of Pools Press as of September 30, 2009.

(b) Use of estimates

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

(c) Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivables, accounts payable and accrued liabilities approximate fair value because of their short maturity. The carrying amounts of capital lease obligations approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

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

One customer accounted for 28% of the revenues for the three months ended September 30, 2008, and one customer accounted for 14% of the revenue for the three months ended September 30, 2009.

As of June 30, 2009, two customers accounted for 15% and 14% of accounts receivable, and two customers accounted for 19% and 13% of accounts receivable at September 30, 2009.

(e) Shipping and handling costs

The Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $27,668 and $43,091, respectively, for the three months ended September 30, 2009 and 2008.

(f) Net Income (Loss) per share

The Financial Accounting Standards Board requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares available. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Warrants to purchase 2,800,009 shares of common stock have been excluded from the calculation of diluted net loss per share for the three months ended September 30, 2009 and 2008, and options to purchase 1,022,000 and 530,000 shares of common stock outstanding as of September 30, 2009 and June 30, 2008, respectively, have been excluded from the calculation as the effect would have been anti-dilutive.

(g) Marketing and Advertising expenses

Marketing and advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines as well as the costs associated with our participation in trade shows and other advertising expenditures. Marketing and advertising expense amounted to $38,453 and $14,163 for the three months ended September 30, 2009 and 2008, respectively.

(h) Recently issued accounting pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification* (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  We believe adoption of this new guidance will not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Note 3 — Property and Equipment

Property and equipment consists of the following as of September 30 and June 30, 2009:

	September 30, 2009	June 30, 2009

Computer equipment	$80,232	$68,640
Software	124,883	112,570
Printing equipment	286,452	268,452
Furniture and fixtures	58,873	57,380
Autos and vans	4,000	4,000
	554,440	529,042
Less accumulated depreciation	(215,356)	(188,266)
	$339,084	$340,776

Printing equipment includes $91,792 of equipment under capital lease and related accumulated depreciation of $35,187 and $39,777 as of June 30, 2009 and September 30, 2009, respectively.

Depreciation expense for the three months ended September 30, 2009 and 2008 was $27,090 and $24,245, respectively.

Note 4 — Intangible Assets

Intangible assets consist of the following at September 30 and June 30, 2009:

	September 30, 2009	June 30, 2009

Customer list	$50,000	$50,000
Intellectual property licenses	764,096	764,096
Accumulated amortization	(241,047)	(206,265)
	$573,049	$607,831

Customer lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years.

The Company has purchased licenses to use certain intellectual property, including computer software. These licenses are depreciated using the straight-line method over their estimated useful lives of 7 years.

Future annual amortization under these intangible assets at September 30, 2009 is as follows:

Year ending June 30,	Amount
2010	$94,625
2011	122,463
2012	122,463
2013	122,463
Thereafter	111,034
$573,048

 Note 5 — Leases

The Company leases space in Northbrook, Illinois in accordance with the terms of a non cancelable operating lease agreement. The lease requires monthly payments between $7,750 and $8,000 through May 2011 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance. Rent, including real estate taxes, for the three months ended September 30, 2009 and 2008 was $36,473 and $30,024, respectively.

The Company leases space in Santa Monica, California in accordance with the terms of a non cancelable operating lease agreement. The lease requires monthly payments between $5,200 and $5,517 through May 2012 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, after June 1, 2010, the lease requires the payment of any increases in real estate taxes. Rent, including real estate taxes, for the three months ended September 30, 2009 was $15,600.

The Company also has a non-cancelable lease for machinery and equipment that is accounted for as a capital lease that requires monthly payment of $1,945 including interest at a rate of 10.25% per annum through July 2012. Annual future minimum rentals under operating and capital leases as of September 30, 2009 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2010	$116,956	$17,504
2011	152,433	23,340
2012	60,687	25,285
Total minimum lease payments	$330,076	$66,129
Amounts representing interest		(8,947)
Total		57,182
Less current portion		(18,323)
Long term		$38,859

Note 6 — Stockholders’ Equity

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares. On December 21, 2007, we granted options to purchase 530,000 shares of common stock at $1.50 per share to eight employees and one consultant, which expire on December 21, 2017. The options were valued at $112,000 using a Black-Scholes valuation model and will be amortized over the vesting period.  The exercise price for the options was $1.50 per share and was based on the fair value of the shares on the date of issuance. For the Black-Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.18%, expected volatility of 25 % and an expected term for the options of 7 years.

On May 28, 2009, we granted options to purchase 492,000 shares of common stock at $1.00 per share to nine employees, which expire on May 28, 2019. The options were valued at $148,327 using a Black-Scholes valuation model and were expensed on the grant date as the options all vested immediately. The exercise price for the options was $1.00 per share and was based on the fair value of the shares on the date of issuance. For the Black-Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.67%, expected volatility of 83 % and an expected term for the options of 10 years.

Stock based compensation expense of $0 and $6,472 was recognized during the three months ended September 30, 2009 and 2008, respectively, relating to the vesting of such options. No future compensation expense related to these options remains as of September 30, 2009.  As of September 30, 2009, these options have no intrinsic value.

At September 30, 2009, options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2009	1,002,000		$1.26
Granted	—	$
Exercised	—		—
Cancelled	—		$—
Balance at September 30, 2009	1,022,000		$1.26

Additional information regarding options outstanding as of September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$1.26	1,022,000	9	$1.26	1,022,000

Warrants

At September 30, 2009, warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 1, 2009	2,800,009	$1.34
Granted	—
Exercised	—
Balance at September 30, 2009	2,800,009	$1.34

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

The above warrants are fully vested and have a five year contractual life.  There was no intrinsic value to these warrants as of September 30 and June 30, 2009.

Note 7 — Related Party Transactions

The Company leased furniture and office space on a month to month basis from a stockholder of the Company until May 31, 2009. The total rent expense paid to the stockholder for the three months ended September 30, 2009 and 2008 were $0 and $5,481, respectively.

Note 8 — Income Taxes

The provision (benefit) for income taxes consists of the following for the three months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009	Three months ended September 30, 2008

Current
Federal	$—	$11,686
State	—	2,509
Deferred
Federal	—	(3,093)
State	—	(2,539)
Provision for income tax expense	$—	$8,563

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Three Months Ended September 30, (unaudited)
	2009	2008
Federal income tax rate	(34.00)%	(34.00)%
State tax, net of federal benefit	(3.17)%	0.00%
Permanent differences	(0.07)%	(0.01)%
Change in valuation allowance	9.70%	0.00%
Benefit for interim period loss not recorded	27.54%	37.90%
Effective income tax rate	0.00%	3.89%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

The Company has provided a full valuation allowance on the deferred tax assets at September 30, 2009 and June 30, 2009 to reduce such asset to zero since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

At September 30, 2009 and June 30, 2009, the Company had federal net operating loss (“NOL”) carryforwards of approximately $1,349,000 and state NOL carryforwards of approximately $792,000. Federal NOLs could, if unused, expire in 2029. State NOLs, if unused, could expire in 2019.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2009 and June 30, 2009, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2009 and 2008, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 9 — Subsequent Event

The Company has evaluated subsequent events occurring between the end of our fiscal quarter, September 30, 2009 and November 16, 2009 which is the date the financial statements were issued.  On October 8, 2009, the Company issued warrants to purchase 55,000 shares of the Company’s common stock at an exercise price of $1.50 per share at anytime prior to October 8, 2011, to two individuals related to the Company’s investor relations consultant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended September 30, 2009 and 2008 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

Derycz, through Reprints and Pools, provides order workflow software systems and reproductions of published content, such as articles from published journals, in either electronic or hard copy form. Our customers use this content for marketing, regulatory or research purposes. Generally, marketing departments order large quantities of printed copies that they distribute to their customers. Regulatory departments generally use content to help satisfy regulatory requirements for intellectual property and government filings. Researchers generally order single copies of the content. Our systems, products and services streamline workflow processes and alleviate the need for our customers to contact any publisher or obtain permissions themselves. We also offer reprints and eprint services to publishers, whereby we are responsible for all aspects of reprint production, from taking orders to final shipment. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reproduced materials. Pools Press also offers other commercial printing products, such as the production of business cards, and newsletters.

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

(a) Revenue recognition

The Company's primary source of revenue is from information and printing services.  The Company recognizes revenue when the sales process is deemed complete and associated revenue has been earned.  The Company's policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed and determinable and collectibility is reasonably assured.

The Company recognizes revenues from printing services when services have been rendered and accepted by the customer while revenues from the re-use of published articles and rights management services are recognized upon shipment or electronic delivery to the customer.

(b) Stock based compensation

The Company adopted FASB guidelines that require that the cost resulting from all share-based payment transactions be recognized in the financial statements. This guidance establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, we adopted the fair value recognition provisions of the current guidelines of the FASB, using the modified prospective method. Under this method, the provisions of such guidance apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

(c) Goodwill and Intangible Assets

As required by the Financial Accounting Standards Board, management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

In accordance with guidance of the Financial Accounting Standards Board, management tests goodwill for impairment at the reporting unit level.  The Company has only one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates.

In accordance with guidance of the Financial Accounting Standards Board, the Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices.  The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

(d) Recently issued accounting pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification* (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  We believe adoption of this new guidance will not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008:

Sales and Cost of Goods Sold

Our revenues increased significantly from the same period in 2008. We achieved revenue of $4,783,699 for the three months ended September 30, 2009, compared to revenue of $3,202,726 for the three months ended September 30, 2008, an increase of 49%.

The revenue of our main operating company, Reprints, increased from $2,807,466 for the three months ended September 30, 2008 to $4,025,667 for the three months ended September 30, 2009, an increase of 43%. Pools Press contributed the remainder of the revenue. We expect to continue with significant revenue growth this year as we continue to aggressively market our products and services.  However, the economic climate may significantly slow our sales growth.

Our cost of goods sold likewise increased from $2,556,829 for the three months ended September 30, 2008 to $3,885,778 for the three months ended September 30, 2009, which represents an increase of 52%. This percentage increase is roughly equivalent to the increase in our revenues. However, the overall gross margin percentage decreased from 20% of sales in the 2008 period to 19% in the 2009 period.  At Reprints, we only purchase articles when they have been requested by our clients. We generally charge a margin over the actual cost to us. While we make efforts to obtain discounts, the publishers set the prices for each order.  However, as the amount of our purchases from individual publishers increases we expect we may be better able to obtain discounts.   For the next year, we expect that our cost of goods sold will keep pace with our revenue growth.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 46% from $772,672 for the three months ended September 30, 2008 to $1,127,050 for the three months ended September 30, 2009. Pools’ share of these expenses was approximately $52,000 for both periods. These expenses include Reprints’ salary costs, which were $405,894 in the 2008 period and $615,438 in the 2009 period, an increase of $209,544 or 52%. Both our sales and marketing team and our information technology team have increased during the past year and we have added other additional employees as needed.  We continue to attempt to contain the expansion of our workforce. However, because of the expansion of our sales volume and in order to continue to develop our computer system, we expect to add a small number of new employees in the next year.  The 2008 figure also included approximately $93,000 in investor relations expenses incurred in preparation for the public trading of our common stock.  This figure included $43,963, which is the value attributable to the issuance of a warrant to purchase 150,000 shares of the Company’s common stock.  Investor relations expenses for the 2009 period were $9,215.

Marketing and Advertising

Our marketing and advertising expenses increased from $14,163 for the three months ended September 30, 2008 to $38,453 for the three months ended September 30, 2009. These costs have become a more significant expense for us as a result of increased participation in publishing industry trade shows and other advertising and marketing efforts.

Depreciation and Amortization

Our depreciation and amortization expense decreased approximately 24% from $65,073 for three months ended September 30, 2008 to $49,573 for the three months ended September 30, 2009. Pools’ share of these expenses in the 2008 period included $13,750 related to the amortization of Pools’ customer list, which was fully amortized during the fiscal year ending June 30, 2009. Reprints’ depreciation and amortization expense of $51,122 for the 2008 period and $49,371 for the 2009 period was primarily attributable to amortization on software and intellectual property licenses as well as amortization of customer lists.

Loss on marketable securities

We recognized unrealized losses on our short-term investments of $18,150 and $0 during the three months ended September 30, 2008 and 2009, respectively.  These investments consisted of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS Financial Services, Inc., and the losses were based on valuations by UBS.   In January 2009 we received cash for the par value of the outstanding auction rate securities.

Interest Expense

Interest expense was $15,240 for the three months ended September 30, 2008 and $1,539 for the three months ended September 30, 2009. The 2008 interest expense was primarily attributable to the interest paid on a credit line with UBS that was secured by marketable securities.  This credit line was cancelled in January 2009 when we liquidated our position in the marketable securities.

Interest Income

Interest income was $19,458 for the three months ended September 30, 2008 and $1,549 for the three months ended September 30, 2009.  The interest earned during the 2008 period was primarily attributable to the interest earned on investments in marketable securities.

Net Loss

We recorded a net loss of $232,666 for the three months ended September 30, 2008 compared to a net loss $310,691 in the 2009 period. While our revenues have increased significantly, our general and administrative expenses have also increased.  In the current difficult economic climate we have had to decrease margins on some of our products as well as incur significant costs related to sales efforts in order to continue to increase our sales.  We hope to be modestly profitable in the near future, but as we are still a new business, we do not expect profits to be significant for the next year.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $1,578,990, compared to $1,854,093 as of June 30, 2009. This decrease is primarily attributable to a decrease in accounts receivable of $550,098, partially offset by and increase in accounts payable of $406,042.

Net cash used in operating activities was $245,409 for the three months ended September 30, 2009 compared to cash provided by operating activities of $283,082 for the three months ended September 30, 2008. During the 2009 period, our accounts receivable increased by $550,098 and our accounts payable increased by $406,042, compared to decreases of $781,043 and $426,137, respectively, in the 2008 period. During the three months ended September 30, 2009, we used $172,800 of prepaid royalties, compared to use of $71,841 in the 2008 period. Also, during the 2008 period, we issued a common stock warrant for services with a value of $43,963 and we amortized $6,472 for stock options vesting in December 2008. No stock options vested in the 2009 period.

Net cash used in investing activities was $144,666 for the three months ended September 30, 2008 compared to net cash used in investing activities of $25,398 for the three months ended September 30, 2009. This difference was primarily due to the purchase of intellectual property licenses at Reprints in the 2008 period.

Net cash provided by financing activities was $609,429 for the three months ended September 30, 2008 compared to net cash used in financing activities of $4,296 for the corresponding period in 2009. The cash provided by financing activities for the 2008 period was primarily provided by the sale of common stock in July 2008.

We believe that our current cash resources will be sufficient to sustain our current operations for at least one year. While we have not experienced any significant losses from bad debts, we expect our accounts receivable to increase as a result of increases in our sales. We also expect to continue to incur significant investor relations expenses in conjunction with the listing of our common stock. In addition, we may need to obtain additional cash resources during the next year in order to acquire complementary businesses. The need for cash to finance acquisitions will depend on the businesses acquired and we cannot predict those needs with any certainty. In the event such funds are needed, we may engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended September 30, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Warrant (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Quarterly Report on Form 10-Q filed on November 19, 2008
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: November 16, 2009		Chief Executive Officer

	By:	/s/ Richard McKilligan

Richard McKilligan
Date: November 16, 2009		Chief Financial Officer