Form 10-Q
period 2009-12-31
Derycz Scientific Inc
filed 2010-02-12
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of February 10, 2010, there were 12,961,830 shares of common stock outstanding.

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Derycz Scientific, Inc.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,686,281	$1,854,093
Accounts receivable, net of allowance of $35,000	5,667,034	3,499,848
Inventory	7,866	10,188
Prepaid royalties	692,828	217,980
Other current assets	68,774	37,890

TOTAL CURRENT ASSETS	9,122,783	5,619,999

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $245,934 and $188,266	375,929	340,776

INTANGIBLE ASSETS
Customer lists, net of accumulated amortization of $0 and $43,056	-	6,944
Intellectual property licenses, net of amortization of $224,441 and $163,209	649,227	600,887

GOODWILL	223,385	223,385

TOTAL ASSETS	$10,371,324	$6,791,991

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,696,216	$3,036,615
Capital lease obligation, current	32,347	17,861
Income tax payable	-	3,659
Other current liabilities	85,047	116,769
TOTAL CURRENT LIABILITIES	6,813,610	3,174,904

CAPITAL LEASE OBLIGATIONS	60,696	43,617

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares authorized; 12,961,830 shares issued and outstanding	12,962	12,962
Additional paid-in capital	5,451,186	5,450,223
Accumulated deficit	(2,013,029)	(1,937,072)

TOTAL STOCKHOLDERS' EQUITY	3,451,119	3,526,113

NONCONTROLLING INTEREST	45,899	47,357

TOTAL EQUITY	3,497,018	3,573,470

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,371,324	$6,791,991

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

NET SALES	$7,590,459	$3,426,953	$12,374,158	$6,629,679

COST OF SALES	6,236,464	2,671,290	10,122,242	5,228,119

GROSS PROFIT	1,353,995	755,663	2,251,916	1,401,560

OPERATING EXPENSES:
General and administrative	1,052,645	810,441	2,179,695	1,583,113
Marketing and advertising	25,113	24,425	63,566	38,588
Depreciation and amortization	48,921	66,826	98,494	131,899

TOTAL OPERATING EXPENSES	1,126,679	901,692	2,341,755	1,753,600

INCOME (LOSS) FROM OPERATIONS	227,316	(146,029)	(89,839)	(352,040)

Unrealized loss on marketable securities	-	(9,015)	-	(27,165)
Other Income	12,191	-	13,260	-
Interest expense	(1,604)	(15,860)	(3,143)	(31,100)
Interest income	758	12,302	2,307	31,760

INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	238,661	(158,602)	(77,415)	(378,545)

BENEFIT FOR INCOME TAXES	-	19,976	-	11,413

INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	238,661	(138,626)	(77,415)	(367,132)

NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(3,927)	6,449	1,458	2,289

NET INCOME (LOSS) ATTRIBUTABLE TO DERYCZ SCIENTIFIC, INC.	$234,734	$(132,177)	$(75,957)	$(364,843)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$0.02	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	12,961,830	12,961,830	12,961,830	12,928,495

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statement of Stockholders' Equity
For the six months ended December 31, 2009
(unaudited)

			Additional			Total
	Common stock		paid-in	Accumulated	Noncontrolling	stockholders'
	Shares	Amount	capital	Deficit	Interest	equity

Balance, July 1, 2009	12,961,830	12,962	5,450,223	(1,937,072)	47,357	3,573,470

Fair value of warrants issued for services			963			963

Net loss for the period				(75,957)	(1,458)	(77,415)

Balance, December 31, 2009	12,961,830	$12,962	$5,451,186	$(2,013,029)	$45,899	$3,497,018

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,957)	$(364,843)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	125,844	157,261
Fair value of vested stock options	-	12,944
Fair value of common stock warrant issued for services	963	43,963
Unrealized loss on investment	-	27,165

Changes in assets and liabilities:
Accounts receivable	(2,167,186)	303,058
Accounts payable and accrued expenses	3,659,601	(206,271)
Inventory	2,322	6,211
Prepaid royalties	(474,848)	246,909
Other current assets	(30,885)	16,278
Other current liabilities	(31,721)	(38,124)
Income taxes payable	(3,659)	(12,192)
Net loss attributable to noncontolling interest	(1,458)	(1,510)

Net cash provided by operating activities	1,003,016	190,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(50,181)	(46,529)
Purchase of Intellectual Property licenses	(109,572)	(87,450)
Additional investment in Pools Press	-	(34,200)
Investment in short term investments	-	(20,060)

Net cash used in investing activities	(159,753)	(188,239)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	-	600,025
Capital lease obligation	(11,075)	(7,859)
Advances under line of credit	-	27,287

Net cash provided by (used in) financing activities	(11,075)	619,453

NET INCREASE IN CASH AND CASH EQUIVALENTS	832,188	622,063

CASH AND CASH EQUIVALENTS, Beginning of period	1,854,093	849,834

CASH AND CASH EQUIVALENTS, End of period	$2,686,281	$1,471,897

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$3,143	$31,100

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Adjustment to Goodwill to reflect deferred tax assets and liabilities	$-	126,611
Adjustment to Goodwill to reflect minority interest of deferred tax liability	$-	31,653
Capital lease obligation	$42,640	-

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended December 31, 2009 and 2008 (Unaudited)

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

(c) Basis of Presentation

The accompanying interim financial statements for the three and six months ended December 31, 2009 and 2008 are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at December 31, 2009 and the results of operations for the three and six months ended December 31, 2009 and 2008 and the cash flows for the six months ended December 31, 2009 and 2008. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2010. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission.

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

Note 2 — Summary of Significant Accounting Policies

(a) Change in Accounting Principle

On January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards (FASB) on noncontrolling interest in consolidated financial statements.  This guidance establishes accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the condensed consolidated financial statements.  As such, all prior periods presented have been conformed to current year’s presentation.  The noncontrolling (minority) interest relates to third party shareholders of Pools Press, Inc., who own 20% of Pools Press as of December 31, 2009.

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

One customer accounted for 35% of the revenues for the three months ended December 31, 2009, and one customer accounted for 24% of the revenue for the six months ended December 31, 2009.  Two customers accounted for 18% and 24% of the revenues for the three months ended December 31, 2008, and one customer accounted for 18% of the revenue for the six months ended December 31, 2008.

As of June 30, 2009, two customers accounted for 15% and 14% of accounts receivable, and one customer accounted for 43% of accounts receivable at December 31, 2009.

(e) Shipping and handling costs

The Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $74,160 and $31,331, respectively, for the three months ended December 31, 2009 and 2008 and $101,828 and $61,800, respectively, for the six months ended December 31, 2009 and 2008.

(f) Net Income (Loss) per share

The Financial Accounting Standards Board requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares available to the common stockholders. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

Warrants to purchase 2,855,009 and 2,800,009 shares of common stock and options to purchase 1,022,000 shares of common stock have been excluded from the calculation of diluted net loss per share for the six months ended December 31, 2009 as the effect would have been anti-dilutive due to the net loss for the period.

Warrants to purchase 2,855,009 shares of common stock and options to purchase 1,022,000 shares of common stock at various prices exceeding $0.07 per share were outstanding during the three months ended December 31, 2009 but were not included in the computation of diluted earnings per share for that period because the respective warrant and option exercise prices were greater than the average market price of the shares of common stock during those periods and their effect would be anti-dilutive.

Warrants to purchase 2,800,009 shares of common stock and options to purchase 530,000 shares of common stock have been excluded from the calculation of diluted net loss per share for the three and six months ended December 31, 2008 as the effect would have been anti-dilutive due to the net loss for the period.

(g) Marketing and Advertising expenses

Marketing and advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines as well as the costs associated with our participation in trade shows and other advertising expenditures. Marketing and advertising expense amounted to $25,113 and $24,425 for the three months ended December 31, 2009 and 2008, respectively, and $63,566 and $38,588 for the six months ended December 31, 2009 and 2008.

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

Note 3 — Property and Equipment

Property and equipment consists of the following as of December 31 and June 30, 2009:

	December 31, 2009	June 30, 2009
	(unaudited)
Computer equipment	$90,385	$68,640
Software	139,512	112,570
Printing equipment	329,092	286,452
Furniture and fixtures	58,874	57,380
Autos and vans	4,000	4,000
	621,863	529,042
Less accumulated depreciation	(245,934)	(188,266)
	$375,929	$340,776

Printing equipment includes $91,792 of equipment under capital lease and related accumulated depreciation of $35,187 as of June 30, 2009 and $134,432 of equipment under capital lease and related accumulated depreciation of $46,735 as of December 31, 2009.

Depreciation expense for the three months ended December 31, 2009 and 2008 was $30,575 and $25,304, respectively, and $57,668 and $49,549, respectively, for the six months ended December 31, 2009 and 2008.

Note 4 — Intangible Assets

Intangible assets consist of the following at December 31 and June 30, 2009:

	December 31, 2009	June 30, 2009
	(unaudited)
Customer list	$-	$50,000
Intellectual property licenses	873,668	764,096
Accumulated amortization	(224,441)	(206,265)
	$649,227	$607,831

Customer lists were amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years. The customer lists were fully amortized at December 31, 2009.

The Company has purchased licenses to use certain intellectual property, including computer software. These licenses are depreciated using the straight-line method over their estimated useful lives of 7 years.

Note 5 — Leases

The Company leases space in Northbrook, Illinois in accordance with the terms of a non cancelable operating lease agreement. The lease requires monthly payments between $7,750 and $8,000 through May 2011 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance. Rent, including real estate taxes, for the three months ended December 31, 2009 and 2008 was $36,473 and $30,024, respectively.

The Company leases space in Santa Monica, California in accordance with the terms of a non cancelable operating lease agreement. The lease requires monthly payments between $5,200 and $5,517 through May 2012 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, after June 1, 2010, the lease requires the payment of any increases in real estate taxes. Rent, including real estate taxes, for the three months ended December 31, 2009 was $15,600.

The Company also has two non-cancelable leases for machinery and equipment that is accounted for as a capital lease that requires monthly payments of $1,945 including interest at a rate of 10.25% per annum through July 2012 and $1,275 including interest at a rate of 5.13% per annum through October 2012, respectively. Annual future minimum rentals under operating and capital leases as of December 31, 2009 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2010	$78,106	$19,320
2011	152,433	38,640
2012	60,687	38,640
Thereafter		7,045
Total minimum lease payments	$291,226	$103,645
Amounts representing interest		(10,602)
Total		93,043
Less current portion		(32,347)
Long term		$60,696

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

Stock based compensation expense of $0 and $6,472 was recognized during the three months ended December 31, 2009 and 2008, respectively, and $0 and $12,944, respectively, for the six months ended December 31, 2009 and 2008, relating to the vesting of such options. No future compensation expense related to these options remains as of December 31, 2009.  As of December 31, 2009, these options have no intrinsic value.

At December 31, 2009, options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2009	1,002,000		$1.26
Granted	—	$
Exercised	—		—
Cancelled	—		$—
Balance at December 31, 2009	1,022,000		$1.26

Additional information regarding options outstanding as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$1.26	1,022,000	9	$1.26	1,022,000

Warrants

At December 31, 2009, warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 1, 2009	2,800,009	$1.34
Granted	55,000	1.50
Exercised	—
Balance at December 31, 2009	2,855,009	$1.34

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

On October 8, 2009, the Company issued warrants to acquire 55,000 shares of our stock at an exercise price of $1.50 per share and a life of five years to a consultant and vest over a period of one year.  The warrants were valued at $3,850 using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 25%, and an expected term of the warrants of five years.

The above warrants are fully vested, except for the 55,000 warrants issued on October 8, 2009, and have a five year contractual life.  There was no intrinsic value to these warrants as of December 31 and June 30, 2009.

Note 7 — Related Party Transactions

The Company leased furniture and office space on a month to month basis from a stockholder of the Company until May 31, 2009. The total rent expense paid to the stockholder for the three months ended December 31, 2009 and 2008 were $0 and $5,481, respectively, and $0 and $19,183, respectively, for the six months ended December 31, 2009 and 2008.

Note 8 — Income Taxes

The provision (benefit) for income taxes consists of the following for the six months ended December 31, 2009 and 2008:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008

Current
Federal	$—	$278	$—	$11,964
State	—	60	—	2,569
Deferred
Federal	—	(3,320)	—	(6,413)
State	—	(16,994)	—	(19,533)
Provision for income tax expense	$—	$(19,976)	$—	$(11,413)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Three months ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Federal income tax rate	0.00%	0.00%	(34.00)%	(34.00)%
State tax, net of federal benefit	0.01%	(3.18)%	(3.16)%	(3.18)%
Permanent differences	(0.01)%	0.01%	(0.08)%	0.00%
Change in valuation allowance	0.83%	0.00%	10.53%	0.00%
Benefit for interim period loss not recorded	(0.83)%	(3.75)%	26.71%	34.15%
Effective income tax rate	0.00%	(6.92)%	0.00%	(3.03)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

The Company has provided a full valuation allowance on the deferred tax assets at December 31, 2009 and June 30, 2009 to reduce such asset to zero since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

At December 31, 2009 the Company had federal net operating loss (“NOL”) carryforwards of approximately $1,349,000 and state NOL carryforwards of approximately $792,000. Federal NOLs could, if unused, expire in 2029. State NOLs, if unused, could expire in 2019.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2009, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2009 and 2008, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and six months ended December 31, 2009 and 2008 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

(a) Revenue recognition

The Company's primary source of revenue is from information and printing services.  The Company recognizes revenue when the sales process is deemed complete and associated revenue has been earned.  The Company's policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed and determinable and collectability is reasonably assured.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008:

Sales and Cost of Goods Sold

Our revenues more than doubled compared to the same period in 2008. We achieved revenue of $7,590,459 for the three months ended December 31, 2009, compared to revenue of $3,426,953 for the three months ended December 31, 2008, an increase of 121%.

The revenue of our main operating company, Reprints, increased from $3,112,603 for the three months ended December 31, 2008 to $6,576,926 for the three months ended December 31, 2009, an increase of 111%. This was a result of several large reprint orders in December.  Pools Press contributed the remainder of the revenue. The quarter ended December 31, 2009 was unusual and we do not expect revenue growth to continue at that rate.  However, we do expect to continue to experience significant growth over the 2009 fiscal year.

Our cost of goods sold likewise increased from $2,671,290 for the three months ended December 31, 2008 to $6,236,464 for the three months ended December 31, 2009, which represents an increase of 133%. This percentage increase is roughly equivalent to the increase in our revenues and was likewise the result of several large reprint orders. However, the overall gross margin percentage decreased from 22% of sales in the 2008 period to 18% in the 2009 period.  At Reprints, we only purchase articles when they have been requested by our clients. We generally charge a margin over the actual cost to us. While we make efforts to obtain discounts, the publishers set the prices for each order.  However, as the amount of our purchases from individual publishers increases we expect we may be better able to obtain discounts.   For the next year, we expect that our cost of goods sold will keep pace with our revenue growth.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 30% from $810,441 for the three months ended December 31, 2008 to $1,052,645 for the three months ended December 31, 2009. Pools’ share of these expenses was approximately $52,000 for both periods. These expenses include Reprints’ salary costs, which were $447,539 in the 2008 period and $699,884 in the 2009 period, an increase of $252,345 or 56%. Both our sales and marketing team and our information technology team have increased during the past year and we have added other additional employees as needed.  We continue to attempt to contain the expansion of our workforce. However, because of the expansion of our sales volume and in order to continue to develop our computer system, we expect to add a small number of new employees in the next year.

Marketing and Advertising

Our marketing and advertising expenses increased slightly from $24,425 for the three months ended December 31, 2008 to $25,113 for the three months ended December 31, 2009. These costs have become a more significant expense for us as a result of increased participation in publishing industry trade shows and other advertising and marketing efforts.

Depreciation and Amortization

Our depreciation and amortization expense decreased approximately 27% from $66,826 for three months ended December 31, 2008 to $48,921 for the three months ended December 31, 2009. Pools’ share of these expenses in the 2008 period included $13,750 related to the amortization of Pools’ customer list, which was fully amortized during the fiscal year ending June 30, 2009. Reprints’ depreciation and amortization expense of $52,874 for the 2008 period and $48,719 for the 2009 period was primarily attributable to amortization on software and intellectual property licenses as well as amortization of customer lists.

Loss on marketable securities

We recognized unrealized losses on our short-term investments of $9,015 and $0 during the three months ended December 31, 2008 and 2009, respectively.  These investments consisted of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS Financial Services, Inc., and the losses were based on valuations by UBS.   In January 2009 we received cash for the par value of the outstanding auction rate securities.

Interest Expense

Interest expense was $15,860 for the three months ended December 31, 2008 and $1,604 for the three months ended December 31, 2009. The 2008 interest expense was primarily attributable to the interest paid on a credit line with UBS that was secured by marketable securities.  This credit line was cancelled in January 2009 when we liquidated our position in the marketable securities.

Interest Income

Interest income was $12,302 for the three months ended December 31, 2008 and $758 for the three months ended December 31, 2009.  The interest earned during the 2008 period was primarily attributable to the interest earned on investments in marketable securities.

Net Income (Loss)

We recorded net income of $234,734 for the three months ended December 31, 2009 compared to a net loss of $132,177 for the three months ended December 31, 2008. This is the first quarter we have achieved significant profitability.  This result is attributable to strong sales at Reprints during the 2009 period.  While we do not expect this level of sales to continue during the remainder of the 2010 fiscal year, we hope to continue to be modestly profitable.

Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008:

Sales and Cost of Goods Sold

Our revenues increased significantly from the same period in 2008. We achieved revenue of $12,374,158 for the six months ended December 31, 2009, compared to revenue of $6,629,679 for the six months ended December 31, 2008, an increase of 87%.

The revenue of our main operating company, Reprints, increased from $5,882,002 for the six months ended December 31, 2008 to $10,602,593 for the six months ended December 31, 2009, an increase of 80%. This is primarily a result of several large reprint orders in December 2009.  Pools Press contributed the remainder of the revenue. We expect to continue with significant revenue growth this year as we continue to aggressively market our products and services.

Our cost of goods sold likewise increased from $5,228,119 for the six months ended December 31, 2008 to $10,122,242 for the six months ended December 31, 2009, which represents an increase of 94%. This percentage increase is roughly equivalent to the increase in our revenues and is a result of the large reprint orders from December 2009. However, the overall gross margin percentage decreased from 21% of sales in the 2008 period to 18% in the 2009 period.  This reduction is a result of a large increase in our reprint sales, which are generally lower margin than our document delivery services.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 38% from $1,583,113 for the six months ended December 31, 2008 to $2,179,695 for the six months ended December 31, 2009. Pools’ share of these expenses was approximately $114,000 for both periods. These expenses include Reprints’ salary costs, which were $853,434 in the 2008 period and $1,315,320 in the 2009 period, an increase of $461,886 or 54%.  These costs have increased at a slower rate than our revenues as we have tried to limit our hiring of new employees and to contain other costs.

Marketing and Advertising

Our marketing and advertising expenses increased 64% from $38,588 for the six months ended December 31, 2008 to $63,566 for the six months ended December 31, 2009. These costs have become a more significant expense for us as a result of increased participation in publishing industry trade shows and other advertising and marketing efforts and we expect these costs to continue to increase over the next year.

Depreciation and Amortization

Our depreciation and amortization expense decreased 25% from $131,899 for six months ended December 31, 2008 to $98,494 for the six months ended December 31, 2009. Pools’ share of these expenses in the 2008 period included $27,500 related to the amortization of Pools’ customer list, which was fully amortized during the fiscal year ending June 30, 2009.  All of the Company’s customer lists are now fully depreciated.

Loss on marketable securities

We recognized unrealized losses on our short-term investments of $27,165 and $0 during the six months ended December 31, 2008 and 2009, respectively.  These investments consisted of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS Financial Services, Inc., and the losses were based on valuations by UBS.   In January 2009 we received cash for the par value of the outstanding auction rate securities.

Interest Expense

Interest expense was $31,100 for the six months ended December 31, 2008 and $3,143 for the six months ended December 31, 2009. The 2008 interest expense was primarily attributable to the interest paid on a credit line with UBS that was secured by marketable securities.  This credit line was cancelled in January 2009 when we liquidated our position in the marketable securities.

Interest Income

Interest income was $31,760 for the six months ended December 31, 2008 and $2,307 for the six months ended December 31, 2009.  The interest earned during the 2008 period was primarily attributable to the interest earned on investments in marketable securities.

Net Loss

We recorded a net loss of $364,843 for the six months ended December 31, 2008 compared to a net loss $75,957 in the 2009 period. As we recorded our first significant profitable quarter for the three months ended December 31, 2009 we hope to achieve a profitable fiscal year.  However, sales in the December quarter were unexpectedly high and we do not expect that level of sales to continue.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $2,686,281, compared to $1,854,093 as of June 30, 2009. This increase is primarily attributable to an increase in accounts payable of $3,659,601, partially offset by an increase in accounts receivable of $2,167,186 and an increase in prepaid royalties of $474,848.

Net cash provided by operating activities was $1,003,016 for the six months ended December 31, 2009 compared to cash provided by operating activities of $190,849 for the six months ended December 31, 2008. During the 2009 period, our accounts receivable increased by $2,167,186 and our accounts payable increased by $3,659,601, compared to decreases of $303,058 and $206,271, respectively, in the 2008 period. During the six months ended December 31, 2009, we purchased $474,848 of prepaid royalties, compared to use of $246,909 in the 2008 period. Also, during the 2008 period, we issued a common stock warrant for services with a value of $43,963 and we amortized $12,944 for stock options vesting in December 2008.  We amortized only $963 related to a common stock warrant issued for services in the 2009 period.

Net cash used in investing activities was $188,239 for the six months ended December 31, 2008 compared to net cash used in investing activities of $159,753 for the six months ended December 31, 2009. This difference was primarily due to the purchase of and additional interest in Pools Press in the 2008 period.

Net cash provided by financing activities was $619,453 for the six months ended December 31, 2008 compared to net cash used in financing activities of $11,075 for the corresponding period in 2009. The cash provided by financing activities for the 2008 period was primarily provided by the sale of common stock in July 2008.

We believe that our current cash resources will be sufficient to sustain our current operations for at least one year. While we have not experienced any significant losses from bad debts, we expect our accounts receivable to continue to increase as a result of increases in our sales. We also expect to continue to incur significant investor relations expenses in conjunction with the listing of our common stock. In addition, we may need to obtain additional cash resources during the next year in order to acquire complementary businesses. The need for cash to finance acquisitions will depend on the businesses acquired and we cannot predict those needs with any certainty. In the event such funds are needed, we may engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended December 31, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

 Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 8, 2009, we issued warrants to purchase 55,000 shares of common stock at $1.50 per share to a consultant.  These warrants have a life of five years and vest over a period of one (1) year.  The warrants were issued in exchange for investor relations services.  This issuance is exempt from registration under the Act pursuant to section 4(2) as the warrants were issued by the Company and did not involve any public offering.

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

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: February 12, 2010		Chief Executive Officer

	By:	/s/ Richard McKilligan

Richard McKilligan
Date: February 12, 2010		Chief Financial Officer