Form 10-Q
period 2010-03-31
Derycz Scientific Inc
filed 2010-05-13
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 12, 2010, there were 12,961,830 shares of common stock outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Derycz Scientific, Inc.
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,248,767	$1,854,093
Accounts receivable, net of allowance of $35,000	4,138,459	3,499,848
Inventory	9,992	10,188
Prepaid royalties	35,770	217,980
Other current assets	81,735	37,890
TOTAL CURRENT ASSETS	6,514,723	5,619,999

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $281,052 and $188,266	363,860	340,776

INTANGIBLE ASSETS
Customer lists, net of accumulated amortization of $0 and $43,056	-	6,944
Intellectual property licenses, net of amortization of $259,086 and $163,209	712,681	600,887

GOODWILL	223,385	223,385

TOTAL ASSETS	$7,814,649	$6,791,991

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$4,057,348	$3,036,615
Capital lease obligation, current	33,008	17,861
Income tax payable	3,054	3,659
Other current liabilities	75,989	116,769
TOTAL CURRENT LIABILITIES	4,169,399	3,174,904

CAPITAL LEASE OBLIGATIONS	52,191	43,617

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares
authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares
authorized; 12,961,830 shares issued and outstanding	12,962	12,962
Additional paid-in capital	5,453,524	5,450,223
Accumulated deficit	(1,914,870)	(1,937,072)

TOTAL STOCKHOLDERS' EQUITY	3,551,616	3,526,113

NONCONTROLLING INTEREST	41,443	47,357

TOTAL EQUITY	3,593,059	3,573,470

TOTAL LIABILITIES AND EQUITY	$7,814,649	$6,791,991

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

NET SALES	$6,201,431	$3,818,500	$18,575,589	$10,448,179

COST OF SALES	4,843,169	2,802,344	14,965,411	8,030,463

GROSS PROFIT	1,358,262	1,016,156	3,610,178	2,417,716

OPERATING EXPENSES:
General and administrative	1,154,177	826,770	3,333,872	2,409,883
Marketing and advertising	60,222	33,267	123,788	71,855
Depreciation and amortization	52,523	58,517	151,017	190,416

TOTAL OPERATING EXPENSES	1,266,922	918,554	3,608,677	2,672,154

INCOME (LOSS) FROM OPERATIONS	91,340	97,602	1,501	(254,438)

Realized gain on marketable securities	-	60,833	-	33,668
Other income	6,101	-	19,361	-
Interest expense	(1,955)	(1,753)	(5,098)	(32,853)
Interest income	1,273	2,709	3,578	34,469

INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	96,759	159,391	19,342	(219,154)

PROVISON FOR INCOME TAXES	(3,054)	(35,751)	(3,054)	(24,338)

NET INCOME (LOSS)	93,705	123,640	16,288	(243,492)

NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	4,456	(2,823)	5,914	(534)

NET INCOME (LOSS) ATTRIBUTABLE TO DERYCZ SCIENTIFIC, INC.	$98,161	$120,817	$22,202	$(244,026)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$0.01	$0.01	$0.00	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	12,961,830	12,961,830	12,961,830	12,939,607

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statement of Stockholders' Equity
For the nine months ended March 31, 2010
(unaudited)

			Additional			Total
	Common stock		paid-in	Accumulated	Noncontrolling	stockholders'
	Shares	Amount	capital	Deficit	Interest	equity

Balance, July 1, 2009	12,961,830	12,962	5,450,223	(1,937,072)	47,357	3,573,470

Fair value of warrants issued for services			3,301			3,301

Net income (loss) for the period				22,202	(5,914)	16,288

Balance, March 31, 2010	12,961,830	$12,962	$5,453,524	$(1,914,870)	$41,443	$3,593,059

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,288	$(243,492)
Adjustment to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	195,608	227,381
Fair value of vested stock options	-	12,944
Fair value of common stock warrant issued for services	3,301	43,963
Realized gain loss on investment	-	(33,668)
Deferred income taxes	-	189

Changes in assets and liabilities:
Accounts receivable	(638,611)	459,441
Accounts payable and accrued expenses	1,020,733	(90,065)
Inventory	196	5,734
Prepaid royalties	182,210	302,973
Other current assets	(43,846)	18,916
Other current liabilities	(40,779)	(23,299)
Income taxes payable	(605)	-

Net cash provided by operating activities	694,495	681,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(73,231)	(45,449)
Purchase of Intellectual Property licenses	(207,671)	(181,122)
Additional investment in Pools Press	-	(34,200)
Proceeds from sale of short term investments	-	1,665,298

Net cash provided by (used in) investing activities	(280,902)	1,404,527

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	-	600,025
Capital lease obligation	(18,919)	(11,942)
Payments on line of credit	-	(1,291,855)

Net cash used in financing activities	(18,919)	(703,772)

NET INCREASE IN CASH AND CASH EQUIVALENTS	394,674	1,381,772

CASH AND CASH EQUIVALENTS, Beginning of period	1,854,093	954,834

CASH AND CASH EQUIVALENTS, End of period	$2,248,767	$2,336,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$-	$27,500
Interest paid	$1,955	$32,853

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation included in fixed assets	$42,640	-
Minority share of earnings (losses) in subsidiary	$(5,914)	534

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended March 31, 2010 and 2009 (Unaudited)

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

(c) Basis of Presentation

The accompanying interim financial statements for the three and nine months ended March 31, 2010 and 2009 are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2010 and the results of operations for the three and nine months ended March 31, 2010 and 2009 and the cash flows for the nine months ended March 31, 2010 and 2009. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2010. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission.

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

Note 2 — Summary of Significant Accounting Policies

(a) Change in Accounting Principle

On January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards (FASB) on noncontrolling interest in consolidated financial statements.  This guidance establishes accounting and reporting standards for a noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this did not have any material impact on the Company’s financial condition and results of operations. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in the Company’s condensed consolidated financial statements. The presentation and disclosure requirements were retrospectively applied to the condensed consolidated financial statements.  As such, all prior periods presented have been conformed to current year’s presentation.  The noncontrolling (minority) interest relates to third party shareholders of Pools Press, Inc., who own 20% of Pools Press as of March 31, 2010.

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

One customer accounted for 18% of the revenues for the three months ended March 31, 2010, and one customer accounted for 22% of the revenue for the nine months ended March 31, 2010.  Two customers accounted for 16% and 11% of the revenues for the three months ended March 31, 2009, and one customer accounted for 16% of the revenue for the nine months ended March 31, 2009.

As of June 30, 2009, two customers accounted for 15% and 14% of accounts receivable, and no customers accounted for more than 10% of accounts receivable at March 31, 2010.

(e) Shipping and handling costs

The Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $94,419 and $38,830, respectively, for the three months ended March 31, 2010 and 2009 and $196,247 and $114,461, respectively, for the nine months ended March 31, 2010 and 2009.

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

Warrants to purchase 2,855,009 shares of common stock and options to purchase 1,022,000 shares of common stock at various prices exceeding $0.57 per share were outstanding during the three and nine months ended March 31, 2010 but were not included in the computation of diluted earnings per share for either period because the respective warrant and option exercise prices were greater than the average market price of the shares of common stock during those periods and their effect would be anti-dilutive.

Warrants to purchase 2,800,009 shares of common stock and options to purchase 530,000 shares of common stock have been excluded from the calculation of diluted net loss per share for the nine months ended March 31, 2009 as the effect would have been anti-dilutive due to the net loss for the period.

Warrants to purchase 2,800,009 shares of common stock and options to purchase 530,000 shares of common stock at various prices exceeding $0.57 per share were outstanding during the three months ended March 31, 2009 but were not included in the computation of diluted earnings per share for that period because the respective warrant and option exercise prices were greater than the average market price of the shares of common stock during those periods and their effect would be anti-dilutive.

(g) Marketing and Advertising expenses

Marketing and advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines as well as the costs associated with our participation in trade shows and other advertising expenditures. Marketing and advertising expense amounted to $60,222 and $33,267 for the three months ended March 31, 2010 and 2009, respectively, and $123,788 and $71,855 for the nine months ended March 31, 2010 and 2009.

(h) Revenue recognition

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

(i) Stock based compensation

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

(j) Goodwill and Intangible Assets

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

(k) Recently issued accounting pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.  The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

 Note 3 — Property and Equipment

Property and equipment consists of the following as of March 31, 2010 and June 30, 2009:

	March 31,	June 30,
	2010	2009
	(unaudited)
Computer equipment	$107,294	$68,640
Software	146,395	112,570
Printing equipment	329,092	286,452
Furniture and fixtures	58,132	57,380
Autos and vans	4,000	4,000
	644,913	529,042
Less accumulated depreciation	(281,053)	(188,266)
	$363,860	$340,776

Printing equipment includes $91,792 of equipment under capital lease and related accumulated depreciation of $35,187 as of June 30, 2009 and $134,432 of equipment under capital lease and related accumulated depreciation of $54,878 as of March 31, 2010.

Depreciation expense for the three months ended March 31, 2010 and 2009 was $26,536 and $25,320, respectively, and $92,787 and $74,869, respectively, for the nine months ended March 31, 2010 and 2009.

Note 4 — Intangible Assets

Intangible assets consist of the following at March 31 and June 30, 2009:

	March 31, 2010	June 30, 2009
	(unaudited)
Customer list	$-	$50,000
Intellectual property licenses	971,763	764,096
Accumulated amortization	(259,086)	(206,265)
	$712,681	$607,831

Customer lists were amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years. The customer lists were fully amortized at March 31, 2010.

The Company has purchased licenses to use certain intellectual property, including computer software. These licenses are depreciated using the straight-line method over their estimated useful lives of 7 years.

Note 5 — Leases

The Company leases space in Northbrook, Illinois in accordance with the terms of a non cancelable operating lease agreement. The lease requires monthly payments between $7,750 and $8,000 through May 2011 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance. Rent, including real estate taxes, for the three months ended March 31, 2010 and 2009 was $34,872 and $44,381, respectively, and $107,818 and $119,884 for the nine months ended March 31, 2010 and 2009, respectively.

The Company leases space in Santa Monica, California in accordance with the terms of a non cancelable operating lease agreement. The lease requires monthly payments between $5,720 and $6,037 through May 2012 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, after June 1, 2010, the lease requires the payment of any increases in real estate taxes. Rent, including real estate taxes, for the three months ended March 31, 2010 was $16,640.

The Company also has two non-cancelable leases for machinery and equipment that is accounted for as a capital lease that requires monthly payments of $1,945 including interest at a rate of 10.25% per annum through July 2012 and $1,275 including interest at a rate of 5.13% per annum through October 2012, respectively. Annual future minimum rentals under operating and capital leases as of March 31, 2010 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2010	$40,816	$9,660
2011	158,673	38,640
2012	66,407	38,640
Thereafter		7,045
Total minimum lease payments	$265,896	$93,985
Amounts representing interest		(8,786)
Total		85,199
Less current portion		(33,008)
Long term		$52,191

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

Stock based compensation expense of $0 and $0 was recognized during the three months ended March 31, 2010 and 2009, respectively, and $0 and $12,944, respectively, for the nine months ended March 31, 2010 and 2009, relating to the vesting of such options. No future compensation expense related to these options remains as of March 31, 2010.  As of March 31, 2010, these options have no intrinsic value.

At March 31, 2010, options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2009	1,002,000		$1.26
Granted	—	$
Exercised	—		—
Cancelled	—		$—
Balance at March 31, 2010	1,022,000		$1.26

Additional information regarding options outstanding as of March 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$1.26	1,022,000	9	$1.26	1,022,000

Warrants

At March 31, 2010, warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 1, 2009	2,800,009	$1.34
Granted	55,000	1.50
Exercised	—
Balance at March 31, 2010	2,855,009	$1.34

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

The above warrants are fully vested, except for the 55,000 warrants issued on October 8, 2009, and have a five year contractual life.  There was no intrinsic value to these warrants as of March 31, 2010 and June 30, 2009.

Note 7 — Related Party Transactions

The Company leased furniture and office space on a month to month basis from a stockholder of the Company until May 31, 2009. The total rent expense paid to the stockholder for the three months ended March 31, 2010 and 2009 were $0 and $8,223, respectively, and $0 and $27,406, respectively, for the nine months ended March 31, 2010 and 2009.

Note 8 — Income Taxes

The provision (benefit) for income taxes consists of the following for the three and nine months ended March 31, 2010 and 2009:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009

Current
Federal	$2,154	$5,056	$2,154	$17,020
State	900	4,558	900	7,127
Deferred
Federal	—	(3,293)	—	(9,706)
State	—	29,430	—	9,897
Provision for income tax expense	$3,054	$35,751	$3,054	$24,338

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Three months ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Federal income tax rate	34.00%	34.00%	34.00%	(34.00)%
State tax, net of federal benefit	3.16%	(1.90)%	3.15%	4.15%
Permanent differences	.10%	0.00%	0.16%	0.00%
Change in valuation allowance	(12.72)%	6.25%	(21.52)%	(13.63)%
Other	0.00%	0.74%	0.00%	(1.63)%
Benefit for interim period loss not recorded	(21.38)%	(16.66)%	0.00%	34.00%
Effective income tax rate	3.16%	22.43%	15.79%	(11.11)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

The Company has provided a full valuation allowance on the deferred tax assets at March 31, 2010 and June 30, 2009 to reduce such asset to zero since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

At March 31, 2010 the Company had federal net operating loss (“NOL”) carryforwards of approximately $1,349,000 and state NOL carryforwards of approximately $792,000. Federal NOLs could, if unused, expire in 2029. State NOLs, if unused, could expire in 2019.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2010, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2010 and June 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2007 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended March 31, 2010 and 2009 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

(d) Recently issued accounting pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009:

Sales and Cost of Goods Sold

Our revenues increased 62% compared to the same period in 2009. We achieved revenue of $6,201,431 for the three months ended March 31, 2010, compared to revenue of $3,818,500 for the three months ended March 31, 2009.

The revenue of our main operating company, Reprints, increased from $3,366,231 for the three months ended March 31, 2009 to $5,595,513 for the three months ended March 31, 2010, an increase of 66%. This was a result of a steady increase in our document delivery revenue during the past year.  Pools Press contributed the remainder of the revenue. We expect to continue to experience significant growth over the 2010 fiscal year.

Our cost of goods sold likewise increased from $2,802,344 for the three months ended March 31, 2009 to $4,843,169 for the three months ended March 31, 2010, which represents an increase of 73%. This percentage increase is roughly equivalent to the increase in our revenues. However, the overall gross margin percentage decreased from 27% of sales in the 2009 period to 21% in the 2010 period.  At Reprints, we only purchase articles when they have been requested by our clients. We generally charge a margin over the actual cost to us. While we make efforts to obtain discounts, the publishers set the prices for each order.  However, as the amount of our purchases from individual publishers increases we expect we may be better able to obtain discounts.   For the next year, we expect that our cost of goods sold will keep pace with our revenue growth.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 30% from $826,770 for the three months ended March 31, 2009 to $1,154,177 for the three months ended March 31, 2010. Pools’ share of these expenses was approximately $52,000 for the 2010 period and $49,000 in the 2009 period. These expenses include Reprints’ salary costs, which were $657,494 in the 2010 period and $499,099 in the 2009 period, an increase of $158,395 or 32%. Both our sales and marketing team and our information technology team have increased during the past year and we have added other additional employees as needed.  We continue to attempt to contain the expansion of our workforce. However, because of the expansion of our sales volume and in order to continue to develop our computer system, we expect to add a small number of new employees in the next year.

Marketing and Advertising

Our marketing and advertising expenses increased significantly from $33,267 for the three months ended March 31, 2009 to $60,222 for the three months ended March 31, 2010. These costs have become a more significant expense for us as a result of increased participation in publishing industry trade shows and other advertising and marketing efforts.

Depreciation and Amortization

Our depreciation and amortization expense increased approximately 22% from $58,517 for three months ended March 31, 2009 to $71,404 for the three months ended March 31, 2010. Pools’ share of these expenses in the 2008 period included $9,167 related to the amortization of Pools’ customer list, which was fully amortized during the fiscal year ending June 30, 2009. Reprints’ depreciation and amortization expense of $52,322 for the 2010 period and $49,149 for the 2009 period was primarily attributable to amortization on software and intellectual property licenses as well as amortization of customer lists.

Gains on marketable securities

We recognized realized gains on our short-term investments of $60,833 and $0 during the three months ended March 31, 2009 and 2010, respectively.  These investments consisted of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS Financial Services, Inc., and the losses were based on valuations by UBS.   In January 2009 we received cash for the par value of the outstanding auction rate securities.

Interest Expense

Interest expense was $1,753 for the three months ended March 31, 2009 and $1,955 for the three months ended March 31, 2010.

Interest Income

Interest income was $2,709 for the three months ended March 31, 2009 and $1,273 for the three months ended March 31, 2010.

Net Income

We recorded net income of $123,640 for the three months ended March 31, 2009 compared to net income of $93,705 for the three months ended March 31, 2010. This is the first time we have achieved profitability two quarters in a row.  This result is attributable to strong sales at Reprints during the 2010 period.  We hope to continue to be modestly profitable for the remainder of the 2010 fiscal year.

Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009:

Sales and Cost of Goods Sold

Our revenues increased significantly from the same period in 2009. We achieved revenue of $18,575,589 for the nine months ended March 31, 2010, compared to revenue of $10,448,179 for the nine months ended March 31, 2009, an increase of 78%.

The revenue of our main operating company, Reprints, increased from $9,284,132 for the nine months ended March 31, 2009 to $16,198,106 for the nine months ended March 31, 2009, an increase of 74%. This is primarily a result of steady increases in our document delivery sales as well as increases in our reprints sales.  Pools Press contributed the remainder of the revenue. We expect to continue with significant revenue growth this year as we continue to aggressively market our products and services.

Our cost of goods sold likewise increased from $8,030,463 for the nine months ended March 31, 2009 to $14,965,411 for the nine months ended March 31, 2010, which represents an increase of 86%. This percentage increase is roughly equivalent to the increase in our revenues. The overall gross margin percentage decreased from 23% of sales in the 2009 period to 19% in the 2010 period.  This reduction is a result of a pressure on our gross margins as we aggressively market our products.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 38% from $2,409,883 for the nine months ended March 31, 2009 to $3,333,872 for the nine months ended March 31, 2010. Pools’ share of these expenses was approximately $174,000 in the 2009 period and $166,000 during the 2010 period. These expenses include Reprints’ salary costs, which were $1,352,533 in the 2009 period and $1,911,565 in the 2010 period, an increase of $559,032 or 41%.  These costs have increased at a slower rate than our revenues as we have tried to limit our hiring of new employees and to contain other costs.

Marketing and Advertising

Our marketing and advertising expenses increased 64% from $71,855 for the nine months ended March 31, 2009 to $123,788 for the nine months ended March 31, 2010. These costs have become a more significant expense for us as a result of increased participation in publishing industry trade shows and other advertising and marketing efforts and we expect these costs to continue to increase over the next year.

Depreciation and Amortization

Our depreciation and amortization expense decreased 11% from $190,416 for nine months ended March 31, 2009 to $169,898 for the nine months ended March 31, 2010. Pools’ share of these expenses in the 2009 period included $36,667 related to the amortization of Pools’ customer list, which was fully amortized during the fiscal year ending June 30, 2009.  All of the Company’s customer lists are now fully depreciated.

Gains on marketable securities

We recognized realized gains on our short-term investments of $33,668 and $0 during the nine months ended March 31, 2009 and 2010, respectively.  These investments consisted of corporate and municipal debt and preferred stock auction rate securities held in an account with UBS Financial Services, Inc., and the losses were based on valuations by UBS.   In January 2009 we received cash for the par value of the outstanding auction rate securities.

Interest Expense

Interest expense was $32,853 for the nine months ended March 31, 2009 and $5,098 for the nine months ended March 31, 2010. The 2009 interest expense was primarily attributable to the interest paid on a credit line with UBS that was secured by marketable securities.  This credit line was cancelled in January 2009 when we liquidated our position in the marketable securities.

Interest Income

Interest income was $34,469 for the six nine months ended March 31, 2009 and $3,580 for the nine months ended March 31, 2010.  The interest earned during the 2009 period was primarily attributable to the interest earned on investments in marketable securities.

Net Income (Loss)

We recorded a net loss of $243,492 for the nine months ended March 31, 2009 compared to net income of $16,288 for the nine months ended March 31, 2010.  The 2010 net income was attributable to two successive profitable quarters and we hope to achieve profitability for the 2010 fiscal year.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $2,248,767, compared to $1,854,093 as of June 30, 2009. This increase is primarily attributable to an increase in accounts payable of $1,020,733 and a decrease in prepaid royalties of $182,210, partially offset by an increase in accounts receivable of $638,611.

Net cash provided by operating activities was $694,495 for the nine months ended March 31, 2010 compared to cash provided by operating activities of $681,017 for the nine months ended March 31, 2009. During the 2010 period, our accounts receivable increased by $683,611 and our accounts payable increased by $1,020,733, compared to decreases of $90,065 and $459,441, respectively, in the 2009 period. During the nine months ended March 31, 2010, we used $182,210 of prepaid royalties, compared to use of $302,973 in the 2009 period. Also, during the 2009 period, we issued a common stock warrant for services with a value of $43,963 and we amortized $12,944 for stock options vesting in December 2008.  We amortized only $3,301 related to a common stock warrant issued for services in the 2010 period.

Net cash used in investing activities was $280,902 for the nine months ended March 31, 2010 compared to net cash provided by investing activities of $1,404,527 for the nine months ended March 31, 2009. This difference was primarily due to the receipt of proceeds form the sale of short term investments.

Net cash used in financing activities was $18,919 for the nine months ended March 31, 2010 compared to net cash used in financing activities of $703,772 for the corresponding period in 2009. The cash used in financing activities for the 2009 period was primarily attributable to payment on our credit line.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended March 31, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

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

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: May 13, 2010		Chief Executive Officer

	By:	/s/ Richard McKilligan

Richard McKilligan
Date: May 13, 2010		Chief Financial Officer