Form 10-K
period 2010-06-30
Derycz Scientific Inc
filed 2010-09-28
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to ____________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,283,191.00 (based on the closing price of $0.50 as reported on the OTC Bulletin Board as of that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of September 23, 2010, there were 13,021,223 shares of the registrant’s common stock outstanding.

i

PART I

Item 1. Business

Company Overview

Derycz Scientific, Inc. (“Derycz,” “Derycz Scientific,” “we” or the “Company”) is a publicly traded holding company with one wholly owned subsidiary, Reprints Desk, Inc. (“Reprints” or “Reprints Desk”) and one majority owned subsidiary, Pools Press, Inc. (“Pools” or “Pools Press”). Derycz, through Reprints and Pools, provides its customers with copies of published content, such as articles from published journals, in either electronic or hard copy form. Our customers use this content for marketing, regulatory or research purposes. Generally, marketing departments order large quantities of printed copies that they distribute to their customers, and electronic copies for distribution through the Internet and other electronic mechanisms. Researchers and regulatory personnel generally order single copies or small quantities of the content. Our service alleviates the need for our customers to contact multiple publishers or obtain permissions themselves. In addition, we ensure that we have obtained the necessary permissions from the owners of the content’s copyrights so that the reproduction complies with copyright laws. We also offer services to publishers, whereby we are responsible for all aspects of reprint and eprint production, from taking orders to final delivery. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reprinted materials. Pools Press also offers other commercial printing products, such as the production of booklets and newsletters.

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

While our overall revenue grew 70% during fiscal 2010, Reprints Desk’s customer base grew from approximately 150 customers at June 30, 2009 to over 250 customers on June 30, 2010.  In 2008, the last time the survey was conducted, our services were ranked first in all four categories in the 2008 Document Delivery Scorecard, a customer satisfaction survey conducted by Outsell, an information industry analyst.  Reprints Desk was also named to KMWorld’s “100 knowledge management companies that matter” (one of the youngest companies ever to have achieved that distinction) and it earned a 97% customer satisfaction rating from the Dun & Bradstreet 2009 Open Ratings evaluation, relative to other companies with similar classifications.

Publishers typically produce their content in order to generate subscription and advertising sales. The re-sale of published content generates additional revenues at little or no additional cost to the publisher. As an example, if an article contains a favorable mention of a chemical compound, the manufacturer of that compound may want to send its customers and potential customers copies of the article. These copies are called “reprints” or “eprints.”  Reprints and eprints have traditionally been used primarily in the pharmaceutical, biotechnology and medical device industries both for research purposes and for marketing purposes. We expect that the use of reprints will gain in popularity in other industries due to society’s increasing sophistication and desire for information. Published articles are useful marketing and information dissemination tools because they provide a third party, unbiased mention of a company, product or service. Articles can effectively describe the science behind a product or its effectiveness more thoroughly than traditional advertising. Published content is also used effectively for internal corporate training and education, as well as for research and regulatory needs.

During fiscal 2010 we entered into agreements with several publishers which gave us the ability to acquire their content electronically, making it easier and faster for us to deliver the content to our customers.

The Industry

The size of the reprint and eprint market is difficult to estimate because it is a small part of the larger publishing industry and little financial information relating specifically to the market for reprints or eprints is available. As a new business, we believe we have a small fraction of that market. However, we believe that we are able to compete with larger providers based on our ability to aggregate content from multiple publishers and integrate that with transaction management and delivery systems as well as by relying on our customer service. In addition, we have capabilities to internally print materials and produce eprints. As a result, we are often able to substantially reduce the time it takes to deliver the reprints and eprints to our customers.

Growth Strategy

Organic Growth.   The Company attempts to reach customers through the use of targeted selling and marketing campaigns consisting of sales calls on potential customers, supported by innovative technological systems, aggressive pricing and excellent service.  We have also submitted several proposals to potential customers in response to Requests For Proposals, or RFPs.  As we are a new company with limited operating history, we have not been successful in all of these efforts.  We have committed more resources to our sales efforts in fiscal year 2010, which has increased our operating expenses, but we expect it will also provide additional sales.  We have invested heavily in our operations to ensure that they will be capable of supporting future growth.

Publisher Agreements.   We regularly contact publishers directly and attempt to negotiate agreements with them under which the publisher would give us access to part or all of their content and would agree to a price list. Once we have access and a price list, when we receive an order for a particular article we can access the article electronically, print or eprint the required number of copies and provide it to the customer within a few days. These agreements eliminate the need to contact the publisher and obtain the rights for each individual order. Because this step is eliminated, we attempt to negotiate for discounts on the publisher’s existing price list. In a few cases, we are the exclusive producer of reprints for a publisher, allowing the publisher to eliminate the need for a reprints and eprints operation internally, and we continue to aggressively market that service.  In some cases, a publisher may require certain guarantees regarding revenues.

Acquisitions.   The Company may attempt to acquire companies in the industry that bring revenue, profitability, growth potential and additional products, services, operations and/or geographic capabilities to the Company. The Company has targeted several potential acquisition opportunities. We intend to implement acquisitions primarily through stock transactions, supplemented only when necessary with a cash component. While we have entered into preliminary discussions with three potential targets, we have not entered into any letter of intent or other agreement relating to any target nor have we determined the financial terms of any potential acquisition. We are continuing to evaluate whether or not to pursue any opportunity further.

International Expansion.   The Company operates primarily in the U.S. market, but has expanded internationally through sales to companies located abroad, particularly in Europe, and we hope to continue that growth through partnerships or acquisition opportunities.

Our Products and Services

Reprints, ePrints and Article Distribution Systems.   The Company has developed services that provide reprints, ePrints and single copies of articles to its customers. We accept orders electronically, by email or phone.  We have developed an internet-based ordering system that allows customers to initiate orders, at any time, by specifying the citation or other identifying information related to the particular article they need. In some cases, we are able to fulfill the order without the need for action on the part of our employees. In addition, we have internal printing and eprinting capability. Because of this, if we are able to obtain the right from the publisher to print the reprint ourselves, rather than purchasing the printed reprints through the publisher, we are generally able to substantially reduce the time it takes to deliver the reprints to our customers. However, we are currently only able to obtain such print rights on a limited number of our orders.  We are currently implementing a program to systematically obtain such rights from additional copyright owners.

Publisher Outsourced Reprint Management.   Derycz Scientific helps publishers grow and manage their reprints and eprints business by providing services whereby we are responsible for all aspects of reprint and eprint production, from taking orders to final delivery. This service eliminates the need for the publishers to establish a dedicated reprints and eprints sales force or arrange for delivery of reprinted materials. While we do not charge the publishers for this service, we generate revenue by selling participating publishers’ reprints to customers.  In some cases, a publisher may require certain guarantees regarding revenues.

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

Logistics.   The Company is developing a service which will allow a customer to procure a large quantity of reprints and/or eprints at one time and store them with us. We will then send them to the customer as they need them. We also have technology which allows us to monitor the number of times an electronic copy of an article has been viewed or printed. This technology allows a customer to order a large quantity of electronic copies and use them as needed while providing assurance to the publisher that the customer will not exceed the number of views that were sold.

Sales and Marketing

Derycz identifies target customers and communicates with them directly, offering our various services through traditional cold-calling and targeted marketing efforts. We also attempt to increase our awareness to the market through attendance at publishing industry fairs and conferences.

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

Our majority owned subsidiary, Pools Press, leases 13,000 square feet of office space at 3455-3501 Commercial Avenue, Northbrook, Illinois for $8,000 per month from an unrelated third party. The lease expires on May 31, 2011.

Item 3.  Legal Proceedings.

Derycz is not presently a party to any pending legal proceedings.

Item 4.    [Removed and Reserved].

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board ("OTCBB") under the symbol "DYSC."  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended	High Bid		Low Bid

June 30, 2010		$1.02		$0.60
March 31, 2010		$0.60		$0.50
December 31, 2009		$0.51		$0.50
September 30, 2009		$0.83		$0.51

June 30, 2009		$1.00		$0.30
March 31, 2009	$	*	$	*
December 31, 2008	$	*	$	*
September 30, 2008	$	*	$	*

* Our common stock had no active trading market until May 11, 2009.

As of September 23, 2010, we had a total of 13,021,223 shares of our common stock outstanding.  On September 23, 2010, the closing sales price for shares of our common stock was $0.94 per share on the OTCBB.

Holders

We currently have 20 record holders of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2010, we sold the following equity securities of the Company that were not registered under the Securities Act of 1933, as amended (the “Act”), and that were not previously disclosed in a quarterly report on Form 10-Q or on a current report on Form 8-K.  In each case, we relied upon the exemption from registration under the Act found in Section 4(2) of the Act because the investors took the securities for investment purposes and without a view distribution and were provided access to information regarding the Company, and because there was no general solicitation or advertising for the purchase of the shares.

On May 13, 2010, we issued 40,000 shares of common stock to a consultant in exchange for services.
On July 27, 2010, we granted options to purchase an aggregate of 379,000 shares of common stock at $1.02 per share to thirteen employees, which expire on July 27, 2020.

On August 13, 2010, we issued 19,393 shares of common stock to a consultant in exchange for services.

Item 6. Selected Financial Data

Not required.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the years ended June 30, 2010 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

On February 28, 2007, the Company entered into an agreement with Pools Press, Inc. (“Pools”) of Northbrook, Illinois, a privately held company, pursuant to which the Company acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. Pools is a commercial printer, specializing in reprints of copyrighted articles. The results of Pools Press’ operations have been included in the consolidated financial statements since March 1, 2007.  On August 31, 2010, the Company purchased the remaining shares of Pools for $120,000.

Derycz, through Reprints and Pools, provides copies of published content, such as articles from published journals, in either electronic or hard copy form. Our customers use this content for marketing, regulatory or research purposes. Generally, marketing departments order large quantities of printed copies that they distribute to their customers and electronic copies for distribution through the Internet and other electronic mechanisms.  Researchers and regulatory personnel generally order single copies or small quantities of the content. Our service alleviates the need for our customers to contact multiple publishers or obtain permissions themselves. In addition, we ensure that we have obtained the necessary permissions from the owners of the content’s copyrights so that the reproduction complies with copyright laws. We also offer services to publishers, whereby we are responsible for all aspects of reprint and eprint production, from taking orders to final delivery. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reprinted materials. Pools Press also offers other commercial printing products, such as the production of booklets and newsletters.

Results of Operations

Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009:

Sales and Cost of Goods Sold

We achieved revenues of $24,935,473 for the year ended June 30, 2010, compared to revenue of $14,653,374 for the year ended June 30, 2009, an increase of 70%.  Our revenues for last ten fiscal quarters have been $6,359,884, $6,201,431, $7,590,459, $4,783,699, $4,205,195, $3,818,500, $3,426,953, $3,202,726, $4,143,157 and $2,910,183, respectively.  These revenues have increased each quarter compared to the prior quarter, with the exception of the quarters ending March 31, 2010 and September 30, 2008 as a result of a very strong second quarter in the 2010 fiscal year and a strong fourth quarter in the 2008 fiscal year.  We expect revenues to continue to increase during the 2011 fiscal year.

The revenue of our main operating company, Reprints, increased from $13,196,956 for the year ended June 30, 2009, to $22,031,639 for the year ended June 30, 2010, an increase of 67%. Pools Press contributed the remainder of the revenue.

Our cost of goods sold increased from $12,142,967 for the year ended June 30, 2009, to $21,019,225 for the year ended June 30, 2010, which represents an increase of 73%.

Our gross margin decreased from 17% during the year ended June 30, 2009 to 15% for the year ended June 30, 2010.  This has been a result of higher sales of lower margin products as well as some aggressive pricing of our products.  We expect our gross margin percentage to remain relatively stable, but it will depend on the relative sales of various products, which have differing margins.

We anticipate that our sales will increase significantly during the 2011 fiscal year.  Because our customers are spending cautiously we will have to rely heavily on new customer acquisition and new products and services to achieve that growth.  We expect our cost gross margin to remain the same or decline slightly due to the need for aggressive pricing in order to continue to increase our revenues.  While we continue to develop and market higher margin products we face price competition in our core markets for document delivery and reprints as well as commercial printing.  Most of our costs are determined by the publishers from whom we purchase media for each individual order and they do not generally grant significant discounts.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 9% from $3,289,642 for the year ended June 30, 2009 to $3,590,933 for the year ended June 30, 2010. These expenses include Reprints’ administrative salary costs, which were $1,261,632 in the 2009 fiscal year and $1,943,935 in the 2010 fiscal year, an increase of $682,303 or 54%.  These costs included $344,443 and $282,222 for the years ended June 30, 2010 and 2009, respectively, paid to our information technology staff who work primarily on new products and enhancements to existing projects.

We also incurred investor relations expenses totaling $184,131 during the 2010 fiscal year compared to $571,445 in the 2009 period, a decrease of $387,314 or 68%.  We will continue to incur significant expenses related to investor relations as a result of being a publicly traded company.  Also included in this figure is the expense related to stock option grants of $0 in the 2010 year and $161,271 in fiscal 2009.

Marketing and Advertising

Our marketing and advertising expenses increased from $158,524 for the year ended June 30, 2009, to $439,877, an increase of $281,353 or 177%.  We expanded our marketing efforts during the 2010 fiscal year and we expect our marketing costs will increase to approximately $500,000 during fiscal 2011.

Depreciation and Amortization

Our depreciation and amortization expense decreased from $235,660 for the year ended June 30, 2009, to $206,616 during the year ended June 30, 2010, a decrease of $29,044 or 12%. Pools’ share of these expenses was $37,471 in the 2009 period and included $36,667 related to the amortization of Pools’ customer list, which has been fully depreciated as of June 30, 2009.

Realized gains on marketable securities

We recognized realized gains on marketable securities of $33,668 during the year ended June 30, 2009.  These investments consisted of preferred stock auction rate securities held in an account with UBS Financial Services, Inc., and the gains were based on the proceeds from the sale of those securities.  In January 2009, we received cash for the par value of the outstanding auction rate securities.

Interest Expense

Interest expense was $34,993 for the year ended June 30, 2009, and $6,919 for the year ended June 30, 2010, a decrease of $28,074 or 80%. This interest expense was primarily attributable to the interest paid on a credit line with UBS that was secured by marketable securities.  This credit line was cancelled in January 2009 when we liquidated our position in the marketable securities.  In July 2010 we entered into a loan agreement with Silicon Valley Bank which provides a $3 million credit line secured by all of the assets of the Company.  We expect to incur significantly higher interest costs during the 2011 fiscal year as we expect to utilize the credit line.

Interest Income

Interest income was $39,527 for the year ended June 30, 2009, and decreased to $4,169 for the year ended June 30, 2010, a decrease of $35,358 or 89%. This interest income was primarily attributable to the interest earned on investments in marketable securities, which were liquidated in January 2009.

Other Income

The Company earned $98,605 in other income during the year ended June 30, 2009, and $5,415 during the year ended June 30, 2010, a decrease of $93,190 or 95%.  This income represents income we receive from publishers and customers for miscellaneous services.

Net Loss

We had a net loss of $1,066,041 for the year ended June 30, 2009 compared to a net loss of $307,193 for the year ended June 30, 2010. Investor relations expenses of $571,445 represented over half of the net loss for 2009. We anticipate that our revenues will continue to grow as we aggressively market our products and services and we do not anticipate to generate significant profits during the fiscal year ending June 30, 2011.

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

As of June 30, 2010, we had cash of $1,852,231.

Net cash provided by operating activities was $233,767 for the year ended June 30, 2009 compared to net cash provided by operating activities of $352,441 for the year ended June 30, 2010. The $118,674 increase in cash provided by operating activities was due primarily to an increase in accounts receivable of $948,421 and an increase in accounts payable of $1,851,021 which offset the net loss of $319,646 and the increase in prepaid royalties of $496,307.

Net cash provided by investing activities was $1,478,452 for the year ended June 30, 2009 compared to net cash used in investing activities of $327,381 for the year ended June 30, 2010. The $1,805,833 difference in cash flows from investing activities was due to the proceeds from the sale of our short term investments of $1,770,298 in the 2009 period.

Net cash used in financing activities was $707,960 for the year ended June 30, 2009 compared to net cash used in financing activities of $26,922 for the year ended June 30, 2010. The decrease in cash used in financing activities was due primarily to our repayment of our credit line associated with our short term investments of $1,291,855 during the 2009 period. We made no sales of our common stock during the years ended June 30, 2010 or June 30, 2009.

We believe that our current cash resources will be sufficient to sustain our current operations for at least one year.  However, we may need to obtain additional cash resources during the next year if we are able to acquire complementary businesses. The need for cash to finance acquisitions will depend on the businesses acquired and we cannot predict those needs with any certainty. In the event such funds are needed, we may engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  Should we need to raise additional debt or equity capital, we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.

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

Impairment of Long-lived Assets

        The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

        Based upon management's assessment, there were no indicators of impairment of the Company's long lived assets as of June 30, 2010 or 2009.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.  Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the fair value of stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

Goodwill and Intangible Assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

The Company accounts for acquisition of a business in accordance with guidance issued by the FASB, which may result in the recognition of goodwill. Goodwill is related to the Company's acquisition of 75% majority interest in Pools Press in February 2007.   Goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  Management tests goodwill for impairment at the reporting unit level.  The Company has two reporting units. The Company tests goodwill by using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

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

Based upon management's assessment, there were no indicators of impairment of the Company's goodwill or intangible assets as of June 30, 2010 or 2009.

Recent Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

At June 30, 2010, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Derycz Scientific, Inc. and Subsidiaries
Santa Monica, California

We have audited the consolidated balance sheets of Derycz Scientific, Inc. (the “Company”) and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derycz Scientific, Inc. and Subsidiaries as of June 30, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weinberg and Company, P.A

September 27, 2010
Los Angeles, California

Derycz Scientific, Inc.
Consolidated Balance Sheets

	June 30,	June 30,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,852,231	$1,854,093
Accounts receivable, net of allowance of $59,061 and $35,000, respectively	4,448,269	3,499,848
Inventory	6,628	10,188
Prepaid royalties	714,287	217,980
Other current assets	84,470	37,890

TOTAL CURRENT ASSETS	7,105,885	5,619,999

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $317,629 and $188,266	372,868	340,776

INTANGIBLE ASSETS
Customer lists, net of accumulated amortization of $50,000 and $43,056	-	6,944
Intellectual property licenses, net of accumulated amortization of $297,887 and $163,209	674,779	600,887

GOODWILL	223,385	223,385

TOTAL ASSETS	$8,376,917	$6,791,991

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,887,636	$3,036,615
Capital lease obligation, current	33,682	17,861
Income tax payable	600	3,659
Other current liabilities	97,224	116,769
TOTAL CURRENT LIABILITIES	5,019,142	3,174,904

CAPITAL LEASE OBLIGATIONS, LONG TERM	43,514	43,617

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares authorized; 13,001,830 and 12,961,830 shares issued and outstanding	13,002	12,962
Additional paid-in capital	5,510,620	5,450,223
Accumulated deficit	(2,244,265)	(1,937,072)

TOTAL STOCKHOLDERS' EQUITY	3,279,357	3,526,113

NONCONTROLLING INTEREST	34,904	47,357

TOTAL EQUITY	3,314,261	3,573,470

TOTAL LIABILITIES AND EQUITY	$8,376,917	$6,791,991

See notes to consolidated financial statements

Derycz Scientific, Inc.
Consolidated Statements of Operations

	Years ended
	June 30,
	2010	2009

NET SALES	$24,935,473	$14,653,374

COST OF SALES	21,019,225	12,142,967

GROSS PROFIT	3,916,248	2,510,407

OPERATING EXPENSES:
General and administrative	3,590,933	3,289,642
Marketing and advertising	439,877	158,524
Depreciation and amortization	206,616	235,660

TOTAL OPERATING EXPENSES	4,237,426	3,683,826

LOSS FROM OPERATIONS	(321,178)	(1,173,419)

Gain on marketable securities	-	33,668
Other Income	5,415	98,605
Interest expense	(6,919)	(34,993)
Interest income	4,169	39,527

LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(318,513)	(1,036,612)

PROVISION FOR INCOME TAXES	(1,133)	(32,174)

NET LOSS	(319,646)	(1,068,786)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	12,453	2,745

NET LOSS ATTRIBUTABLE TO DERYCZ SCIENTIFIC, INC.	$(307,193)	$(1,066,041)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.02)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	12,966,830	12,945,163

See notes to consolidated financial statements

Derycz Scientific, Inc.

Consolidated Statement of Stockholders' Equity
For the years ended June 30, 2010 and 2009

			Additional			Total
	Common stock		paid-in	Accumulated	Noncontrolling	stockholders'
	Shares	Amount	capital	Deficit	Interest	equity

Balance, July 1, 2008	12,561,813	$12,562	$4,645,364	$(871,031)	$50,102	$3,836,997

Fair value of vested options issued to employees	-	-	161,271	-		161,271

Issuance of warrant for services			43,963	-		43,963

Issuance of common stock for cash	400,017	400	599,625	-		600,025

Net loss for the period				(1,066,041)	(2,745)	(1,068,786)

Balance, July 1, 2009	12,961,830	12,962	5,450,223	(1,937,072)	47,357	3,573,470

Fair value of shares issued for services	40,000	40	45,960			46,000

Fair value of warrants issued for services			14,437			14,437

Net loss for the period				(307,193)	(12,453)	(319,646)

Balance, June 30, 2010	13,001,830	$13,002	$5,510,620	$(2,244,265)	$34,904	$3,314,261

See notes to consolidated financial statements

Derycz Scientific, Inc.

Consolidated Statements of Cash Flows

	Years
	ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(319,646)	$(1,068,786)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	270,981	283,583
Fair value of vested stock options	14,437	161,271
Fair value of common stock warrant issued for services	46,000	43,963
Realized gain on investment	-	(33,668)

Changes in assets and liabilities:
Accounts receivable	(948,421)	(380,690)
Inventory	3,560	5,768
Prepaid royalties	(496,307)	108,097
Other current assets	(46,581)	42,850
Accounts payable and accrued expenses	1,851,021	1,039,382
Other current liabilities	(19,544)	28,338
Income taxes payable	(3,059)	3,659

Net cash provided by operating activities	352,441	233,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(118,811)	(76,524)
Purchase of Intellectual Property licenses	(208,570)	(181,122)
Additional investment in Pools Press	-	(34,200)
Proceeds from sale of short term investments	-	1,770,298

Net cash provided by (used in) investing activities	(327,381)	1,478,452

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	-	600,025
Capital lease obligation	(26,922)	(16,130)
Payments on line of credit	-	(1,291,855)

Net cash used in financing activities	(26,922)	(707,960)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,862)	1,004,259

CASH AND CASH EQUIVALENTS, Beginning of period	1,854,093	849,834

CASH AND CASH EQUIVALENTS, End of period	$1,852,231	$1,854,093

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$32,174	$-
Interest paid	$6,919	$34,500

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Minority share of losses in subsidiary	$12,453	2,745
Capital lease obligation	$42,640	-

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

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

The more significant items subject to such estimates and assumptions include fair value of our equity securities, carrying amount and useful lives of property and equipment, goodwill, other intangible assets, valuations of accounts receivable and accounting for income taxes.

(b) Fair value of financial instruments

Effective January 1, 2008, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”), with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company's fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2010 or 2009.

(c) Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less.

(d) Allowance for doubtful accounts

The Company regularly reviews the accounts receivable aging and applies various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience in order to determine whether an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments, is appropriate.  The Company established an allowance for doubtful accounts of $59,061 and $35,000 as of June 30, 2010 and June 30, 2009, respectively.

(e) Concentration of credit risk

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

One customer accounted for 22% of the revenues for the year ended June 30, 2010 and one customer accounted for 16% of the revenue for the year ended June 30, 2009.

As of June 30, 2010, three customers accounted for 14%, 13% and 12% of accounts receivable, and two customers accounted for 15% and 14% of accounts receivable at June 30, 2009.

During the years ended June 30, 2010 and 2009 the Company's purchases from one vendor represented 23% and 16%, respectively, of our content costs.

(f) Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3-5 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

(g) Intellectual property licenses

The Company has purchased licenses to use certain intellectual property. These licenses are amortized on the straight-line method over their estimated useful lives of 7 years.

(h) Customer lists

From time to time, the Company purchases customer lists. These lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years.

(i) Revenue recognition

The Company's primary source of revenue is from the re-use of published articles and rights management services as well as printing services.  The Company recognizes revenue from printing services when the sales process is deemed complete and associated revenue has been earned which occurs when services have been rendered and the printed materials have been delivered to the customer. The Company's policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed and determinable and collectability is reasonably assured.

The Company recognizes revenues from the re-use of published articles and rights management services are recognized upon shipment or electronic delivery to the customer.

(j) Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

Based upon management's assessment, there were no indicators of impairment of the Company's long lived assets as of June 30, 2010 or 2009.

(k) Stock-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.  Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

(l) Goodwill and intangible assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

 The Company accounts for acquisition of a business in accordance with guidance issued by the FASB, which may result in the recognition of goodwill. Goodwill is related to the Company's acquisition of 75% majority interest in Pools Press in February 2007.   Goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  Management tests goodwill for impairment at the reporting unit level.  The Company has two reporting units. The Company tests goodwill by using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

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

Based upon management's annual assessment at June 30, there were no indicators of impairment of the Company's goodwill or intangible assets as of June 30, 2010 or 2009.

(m) Shipping and handling costs

The Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $323,107 and $151,544, respectively, for the years ended June 30, 2010 and 2009.

(n) Income taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(o) Net Income (Loss) per share

The FASB requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).   Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares available. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Warrants to purchase 2,855,009 and 2,800,009 shares of common stock have been excluded from the calculation of diluted net loss per share for the years ended June 30, 2010 and 2009, respectively, and options to purchase 1,022,000 shares of common stock outstanding as of June 30, 2010 and June 30, 2009, have been excluded from the calculation as the effect would have been anti-dilutive.

(p) Marketing and advertising expenses

Marketing and advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Marketing and advertising expense amounted to $439,877 and $158,524 for the years ended June 30, 2010 and 2009, respectively.

(q) Reclassifications

The Company has reclassified $729,423 of costs previously included in general administrative costs in 2009 to costs of sales to conform to 2010 presentation.

(r)  Recently issued accounting pronouncements

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Note 3 — Property and Equipment

Property and equipment consists of the following as of June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Computer equipment	$122,687	$68,640
Software	176,586	112,570
Printing equipment	329,092	286,452
Furniture and fixtures	58,132	57,380
Autos and vans	4,000	4,000
	690,497	529,042
Less accumulated depreciation	(317,629)	(188,266)
	$372,868	$340,776

Printing equipment includes $91,792 of equipment under capital lease and related accumulated depreciation of $53,545 and $35,187 as of June 30, 2010 and June 30, 2009, respectively.

Depreciation expense for the years ended June 30, 2010 and 2009 was $129,363 and $98,555, respectively.

Note 4 — Intangible Assets

Intangible assets consist of the following at June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Customer list	$-	$50,000
Intellectual property licenses	972,666	764,096
Accumulated amortization	(297,887)	(206,265)
	$674,779	$607,831

Customer lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years.

The Company has purchased licenses to use certain intellectual property, including computer software. These licenses are depreciated using the straight-line method over their estimated useful lives of 7 years.

Future annual amortization under these intangible assets at June 30, 2010 is as follows:

Year ending June 30,	Amount
2011	$140,356
2012	136,606
2013	136,606
2014	134,641
Thereafter	126,570
$674,779

 Note 5 — Leases

The Company leases space in Northbrook, Illinois in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $7,750 and $8,000 through May 2011 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance. Rent, including real estate taxes, for the years ended June 30, 2010 and 2009 was $141,339 and $143,727, respectively.

The Company leases space in Santa Monica, California in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $5,200 and $5,517 through May 2012 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, after June 1, 2010, the lease requires the payment of any increases in real estate taxes. The Company also leases space in North Hollywood, California and Bethesda, Maryland, in accordance with the terms of non-cancelable operating lease agreements which require monthly payments of $1,200 and $625, respectively, through January 31, 2011, and April 1, 2012, respectively. Rent, including real estate taxes, for the years ended June 30, 2010 and 2009 was $94,563 and $5,200, respectively.

The Company also has two non-cancelable leases for machinery and equipment that are accounted for as capital leases that require monthly payments of $1,945 including interest at a rate of 10.25% per annum through July 2012 and $1,275 including interest at a rate of 5.13% per annum through October 2012, respectively. Annual future minimum rentals under operating and capital leases as of June 30, 2010 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2011	$155,806	$38,640
2012	152,433	38,640
2013	60,687	7,045
Total minimum lease payments	$368,926	$84,325
Amounts representing interest		(7,129)
Total		77,196
Less current portion		(33,682)
Long term		$43,514

Note 6 — Stockholders’ Equity

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares. On December 21, 2007, we granted options to purchase 530,000 shares of common stock at $1.50 per share to eight employees and one consultant, which expire on December 21, 2017. The options were valued at $112,000 using a Black-Scholes valuation model and will be amortized over the vesting period.  The exercise price for the options was $1.50 per share and was based on the fair value of the shares on the date of issuance. For the Black-Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.18%, expected volatility of 25% and an expected term for the options of 7 years.

On May 28, 2009, we granted options to purchase 492,000 shares of common stock at $1.00 per share to nine employees, which expire on May 28, 2019. The options were valued at $148,327 using a Black-Scholes valuation model and were expensed on the grant date as the options all vested immediately. The exercise price for the options was $1.00 per share and was based on the fair value of the shares on the date of issuance. For the Black-Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 3.67%, expected volatility of 83% and an expected term for the options of 10 years.

Stock-based compensation expense of $0 and $161,271 was recognized during the years ended June 30, 2010 and 2009, respectively, relating to the vesting of such options. No future compensation expense related to these options remains as of June 30, 2010.  As of June 30, 2010, these options have no intrinsic value.

At June 30, 2010 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2008	530,000	$1.50
Granted	492,000	$1.00
Exercised	—	—
Cancelled	—	$—
Balance at June 30, 2009	1,022,000	$1.26
Granted	—	$—
Exercised	—	—
Cancelled	—	$—
Balance at June 30, 2010	1,022,000	$1.26

Additional information regarding options outstanding as of June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$1.26	1,022,000	8	$1.26	1,022,000

Warrants

At June 30, 2010 warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at July 1, 2008	2,450,000	$1.25
Granted	350,009	2.00
Exercised	—
Cancelled	—
Balance, June 30, 2009	2,800,009	$1.34
Granted	55,000	$2.00
Exercised	-
Balance at June 30, 2010	2,855,009	$1.34

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

On October 8, 2009, the Company issued warrants to acquire 55,000 shares of our stock to a consultant at an exercise price of $1.50 per share and with a life of five years and which vest over a period of one year.  The fair market value of the warrants amortized during the year was $14,437 using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 25%, and an expected term of the warrants of five years.

The above warrants are fully vested, except for the 55,000 warrants issued on October 8, 2009, and have a five year contractual life.  There was no intrinsic value to these warrants as of June 30, 2010 and 2009 based on the trading price of the Company’s common stock on June 30, 2010 and 2009.

Shares issued for services

During the year ended June 30, 2010, the Company issued 40,000 shares of its common stock valued at $46,000 based on the trading price of the Company’s common stock on the date of the grant to a consultant.  Such costs are included in operating expenses in our accompanying statement of operations for the year ended June 30, 2010.

Note 7 — Contingencies and Commitments

The Company has long-term contractual commitments with several vendors to purchase content during the next several fiscal years.  These commitments total in aggregate $4,650,000, $4,350,000, $4,650,000, $5,000,000, $5,400,000, and $2,800,000 for the fiscal years ending June 30, 2011, 2012, 2013, 2014, 2015 and 2016, respectively.

Note 8 — Related Party Transactions

The Company leased furniture and office space on a month-to-month basis from a stockholder of the Company until May 31, 2009. The total rent expense paid to the stockholder for the years ended June 30, 2010 and 2009 was $0 and $27,404, respectively.

Note 9 — Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Current
Federal	$326	$21,007
State	807	11,167
Deferred
Federal
State	—	—
Provision for income tax expense	$1,133	$32,174

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended June 30,
	2010	2009
Federal income tax rate	(34.00)%	(34.00)%
State tax, net of federal benefit	(9.57)%	(3.00)%
Permanent differences	2.12%	5.53%
Change in valuation allowance	43.85%	33.98%
Other	(1.97)%	0.59%
Effective income tax rate	0.43%	3.10%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009

Deferred tax assets:
Federal net operating loss	$496,900	$458,540
State net operating loss	62,845	45,139
Intangibles	105,655	79,976
Stock based compensation	22,566	16,345
Other	13,602	845
Total deferred tax assets	701,568	600,845
Deferred tax liability
Fixed asset depreciation	(76,056)	(91,778)
Net deferred tax assets	625,512	509,067
Less valuation allowance	(624,604)	(509,067)
	$908	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2010 and 2009 to reduce such asset to $908 and zero, respectively, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.  The net change in the valuation allowance for the year ended June 30, 2010 was an increase of $115,537.

At June 30, 2010 and 2009, the Company had federal net operating loss (“NOL”) carryforwards of approximately $1,461,470 and $1,349,000, respectively, and state NOL carryforwards of approximately $1,093,932 and $792,000, respectively. Federal NOLs could, if unused, expire in 2030. State NOLs, if unused, could expire in 2020.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2010 and 2009, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2010 and 2009, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 10 — Subsequent events

On July 27, 2010, the Company issued options to purchase 379,000 shares of the Company’s common stock to several employees under the 2007 Equity Compensation Plan, at an exercise price of $1.02.  These option vest over 3 years, with one-twelfth of the grant vesting on the last day of each calendar quarter though September 30, 2013.

On August 13, 2010, the Company granted 19,393 shares of the Company’s common stock valued at $17,648 to a consultant in exchange for services.

On August 31, 2010, the Company purchased the remaining 20% of Pools Press, Inc. that it did not already own for a purchase price of $120,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.  Controls and Procedures.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, the Company’s disclosure controls and procedures were effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Annual Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2010.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we are in the process of seeking outside directors and we expect to have appointed outside directors to our board before December 31, 2010.  We also intend to appoint outside directors to a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment
Peter Derycz	48	Chief Executive Officer, President and Chairman of the Board	January 6, 2006
Richard McKilligan	47	Chief Financial Officer, Secretary and General Counsel	January 1, 2007
Scott Ahlberg	47	Director, Head of Corporate Services of Reprints Desk	February 6, 2006
Jan Peterson	62	Director, Head of Publisher Relations of Reprints Desk	July 1, 2006

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

Richard McKilligan – Chief Financial Officer, Secretary and General Counsel

Richard McKilligan earned his law degree from Cornell Law School, his MBA from the University of Chicago and his undergraduate degree in Accountancy from the University of Illinois at Urbana-Champaign. He joined Derycz in January 2007. Mr. McKilligan is also a director of Bristol Investment Fund, Ltd., which holds a significant equity stake in the Company, and Chief Financial Officer and a director of Genesis Biopharma, Inc., of which Bristol Investment Fund, Ltd. also holds a significant equity stake. He was an associate with Morgan, Lewis & Bockius, LLP in their New York and London offices from 2000 until January 2006. He is a member of the State Bar of California, the New York State Bar Association and the Florida Bar.

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

None of the directors or executive officers have, during the past ten years:

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

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

•
Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation; or

(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed during the fiscal year ended June 30, 2010 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with. However, our review of copies of the Section 16(a) reports filed subsequent to June 30, 2010 indicates that Mr. McKilligan, Mr. Ahlberg and Ms. Peterson did not timely file their respective reports on Form 4 pertaining to transactions involving each of them that occurred on May 28, 2009 and July 27, 2010. Each of the relevant reports was filed on August 12, 2010.

Code of Ethics

We have not yet adopted a written code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or persons performing similar functions. We currently are considering the terms of such a code and expect to adopt a code of ethics during the current fiscal year.

Item 11.  Executive Compensation.

Executive Compensation

The following table summarizes all compensation for the fiscal years ended June 30, 2010 and June 30, 2009 awarded to, earned by or paid to our Chief Executive Officer and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year 2010.  The following table summarizes all compensation for the last two fiscal years awarded to, earned by or paid to (i) our Chief Executive Officer (principal executive officer), (ii) two most highly compensated executive officers other than our CEO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS ENDED JUNE 30, 2010 AND 2009

Name and principle Position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)	(j)
Peter Derycz	2010	270,000	(1)	-	-	-		-	-	-	270,000
Chief Executive Officer	2009	240,000		-	-	-		-	-	-	240,000

Richard McKilligan	2010	155,000		-	-	-		-	-	-	155,000
Chief Financial Officer	2009	111,000		-	-	27,133	(2)	-	-	-	138,133

(1)	Includes a bonus of $30,000 paid on July 30, 2010 for services performed during the fiscal year ended June 30, 2010 and accrued as as an expense at June 30, 2010.

(2)	Represents a grant made on May 28, 2009, of options to purchase 90,000 common shares which vested immediately.

The following table sets forth, at June 30, 2010, information regarding unexercised options for each named executive officer.  There were no stock awards outstanding at June 30, 2010.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

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

The following table sets forth, for the year ended June 30, 2010, the compensation earned by our directors for the services rendered by them to the Company in all capacities.

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED JUNE 30, 2010

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Scott Ahlberg	-	-	-	-	-	174,000	(1)	174,000
Janice Peterson	-	-	-	-	-	100,000	(2)	100,000

(1)
Mr. Ahlberg received no compensation for his services as a director of the Company. Other compensation represents the following amounts paid to Mr. Ahlberg for his services as an employee of the Company: salary in the amount of $60,000 and a cash bonus in the amount of $114,000.

(2)
Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $68,500, and a cash bonus in the amount of $32,500.

Employment Agreements

Peter Derycz

Mr. Derycz's employment contract as Chief Executive Officer and as a director of the Company has a three year term beginning July 1, 2010. The contract provides an annual salary of $240,000.  No part of Mr. Derycz's salary is allocated to his duties as a director of the Company. The contract contains no incentive bonus structure.

Richard McKilligan

Mr. McKilligan's employment contract as Chief Financial Officer and General Counsel has a three year term beginning July 1, 2010. The contract provides an annual salary of $155,000.  The contract contains no incentive bonus structure.

Scott Ahlberg

Mr. Ahlberg's employment contract as Head of Corporate Services of Reprints Desk and as a director of the Company has a three year term beginning July 1, 2010. The contract provides an annual base salary of $60,000 and an annual guaranteed bonus of $40,000. The contract sets out bonuses of between $20,000 and $220,000 available to Mr. Ahlberg if the Company achieves certain levels of revenues from its document delivery product from $1,000,000 to in excess of $20,000,000. No part of Mr. Ahlberg's salary is allocated to his duties as a director of the Company. The contract contains no other incentive bonus structure.

Janice Peterson

Ms. Peterson's employment contract as Head of Publisher Relations of Reprints Desk and as a director of the Company has a three year term beginning July 1, 2010. The contract provided an annual base salary of $100,000. No part of Ms. Peterson's salary is allocated to her duties as a director of the Company. The contract contains no other incentive bonus structure.

Director Compensation

We intend to compensate non-management directors through stock option and/or restricted stock granted under our 2007 Equity Compensation Plan. At this time, no directors receive compensation for their services as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 23, 2010, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the CEO and each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 23, 2010. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 13,021,223 shares of common stock outstanding as of September 23, 2010 plus, for each person, any securities that person has the right to acquire within 60 days of September 23, 2010.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o Derycz Scientific, Inc., 1524 Cloverfield Blvd., Suite E, Santa Monica, California 90404.

Name and Address	Shares Beneficially Owned	Percentage of Class
Bristol Investment Fund, Ltd. (1) (2)	2,750,000	20.7%
Bristol Capital, LLC (1) (3)	1,810,910	13.9%
Peter Derycz	4,000,000	30.7%
Richard McKilligan (4)	261,062	2.0%
Scott Ahlberg (5)	163,477	1.2%
Jan Peterson (6)	163,334	1.2%
All Directors and Executive Officers as a group (4 persons)	4,587,873	33.9%

(1)	Paul Kessler exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd. and Bristol Capital, LLC.

(2)	Includes warrants to purchase 250,000 shares of common stock at an exercise price of $1.25 per share.

(3)	Diana Derycz-Kessler is a member of Bristol Capital, LLC, the spouse of Paul Kessler and the sibling of Peter Derycz.

(4)	Includes options to purchase 95,000 shares of common stock at an exercise price of $1.50, options to purchase 90,000 shares of common stock at an exercise price of $1.00 and options to purchase 3,334 shares of common stock at an exercise price of $1.02.

(5)	Includes options to purchase 75,000 shares of common stock at an exercise price of $1.50, options to purchase 75,000 shares of common stock at an exercise price of $1.00 and options to purchase 1,667 shares of common stock at an exercise price of $1.02.

(6)	Includes options to purchase 85,000 shares of common stock at an exercise price of $1.50, options to purchase 75,000 shares of common stock at an exercise price of $1.00 and options to purchase 3,334 shares of common stock at an exercise price of $1.02.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of the Company.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The purpose of the Plan is to grant stock and stock options to purchase our common stock to our employees and key consultants. The total amount of shares subject to the Plan is 1,500,000 shares. As of September 25, 2010, we had granted 1,401,000 options under the Plan. The following table provides information as of June 30, 2010 with respect to the Plan, which is the only compensation plan under which our equity securities are authorized for issuance.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Described below are certain transactions or series of transactions since July 1, 2008 between us and our subsidiaries and our executive officers, directors and the beneficial owners of five percent or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

Richard McKilligan, our Chief Financial Officer, is also a director of Bristol Investment Fund, Ltd., which holds 2,750,000 shares, or 20.7%, of the Company’s common stock.  Mr. McKilligan is also the Chief Financial Officer and a director of Genesis Biopharma, Inc., of which Bristol Investment Fund, Ltd. is a shareholder.

Until May 31, 2009, the Company sublet its office space from Bristol Capital Advisors, LLC pursuant to a lease agreement. The office space is approximately 1,000 square feet and the cost was $2,740.40 per month, which rate is equivalent on a per square foot basis to the amount Bristol Capital Advisors, LLC paid under its lease agreement and was comparable to the terms of a lease between unaffiliated parties. The sublease agreement was a month-to-month tenancy which could be terminated at any time. Bristol Capital Advisors, LLC is the investment manager of Bristol Investment Fund, Ltd., which holds a significant equity stake in the Company.

A familial relationship exists between management and certain equity holders of the Company. Paul Kessler and Diana Derycz-Kessler are married and are the owners of Bristol Capital, LLC, which holds 1,810,910 shares, or 13.9%, of the Company’s common stock. Paul Kessler has investment and voting control over the shares held by Bristol Investment Fund, Ltd., which holds 2,750,000 shares, or 20.7%, of the Company’s common stock. Diana Derycz-Kessler and Peter Derycz, the Company’s Chief Executive Officer, are siblings.

Director Independence

None of the members of the Company’s Board of Directors are independent directors as that term is defined by NYSE Rule 303A.02(a).  The Company currently does not have an audit committee. None of the members of the Company’s Board of Directors meet the NYSE’s independence standards for members of such committees.  The Company does not have a separate audit committee or any other committees as the entire board undertakes and considers matters generally left to such committees.

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2010 and 2009.

	Year Ended June 30, 2010	Year Ended June 30, 2009

Audit Fees	$83,418	89,339
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$83,418	89,339

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. Our Board of Directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2009 and 2010, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a) Documents filed as a part of this report

(1) Financial Statements

The financial statements of Derycz Scientific, Inc. and its subsidiaries and Weinberg & Company, P.A.’s report dated September 27, 2010, are incorporated by reference to Item 8 of this report.

(2) Financial Statement Schedules

Not required.

(b) Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
10.1	2007 Equity Compensation Plan (1)
10.2	Lease agreement between Pools Press and JJ Properties (1)
10.3	Peter Derycz employment agreement (3)
10.4	Richard McKilligan employment agreement (3)
10.5	Scott Ahlberg employment agreement (3)
10.6	Janice Peterson employment agreement (3)
10.7	Matt Sampson employment agreement (1)
10.8	CapCas License Agreement (1)
10.9	Dainippon Equipment Purchase Agreement (1)
10.10	Form of Subscription Agreement (2)
21.1	List of subsidiaries (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Filed herewith.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: September 28, 2010		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard McKilligan

Richard McKilligan
Date: September 28, 2010		Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Derycz
Peter Derycz	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	September 28, 2010

/s/ Richard McKilligan	Chief Financial Officer (Principal Financial
Richard McKilligan	and Accounting Officer), Secretary and	September 28, 2010
General Counsel

/s/ Scott Ahlberg
Scott Ahlberg	Director	September 28, 2010

/s/ Jan Peterson
Jan Peterson	Director	September 28, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
10.1	2007 Equity Compensation Plan (1)
10.2	Lease agreement between Pools Press and JJ Properties (1)
10.3	Peter Derycz employment agreement (3)
10.4	Richard McKilligan employment agreement (3)
10.5	Scott Ahlberg employment agreement (3)
10.6	Janice Peterson employment agreement (3)
10.7	Matt Sampson employment agreement (1)
10.8	CapCas License Agreement (1)
10.9	Dainippon Equipment Purchase Agreement (1)
10.10	Form of Subscription Agreement (2)
21.1	List of subsidiaries (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(3)	Filed herewith.