Form 10-Q
period 2010-09-30
Derycz Scientific Inc
filed 2010-11-15
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 10, 2010, there were 13,096,223 shares of common stock outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Derycz Scientific, Inc.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,997,067	$1,852,231
Accounts receivable, net of allowance of $59,061	4,830,156	4,448,269
Inventory	11,011	6,628
Prepaid expenses	692,052	714,287
Other current assets	64,208	84,470

TOTAL CURRENT ASSETS	7,594,494	7,105,885

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $355,012 and $317,629	350,929	372,868

INTANGIBLE ASSETS
Intellectual property licenses, net of amortization of $336,967 and $297,887	635,699	674,779

GOODWILL	308,481	223,385

TOTAL ASSETS	$8,889,603	$8,376,917
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,492,874	$4,887,636
Payable on Credit Line	1,375,000	-
Capital lease obligation, current	34,314	33,682
Other current liabilities	40,494	97,824
TOTAL CURRENT LIABILITIES	5,942,682	5,019,142

CAPITAL LEASE OBLIGATIONS	34,656	43,514

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares
authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares
authorized; 13,021,223 and 13,001,830 shares issued and outstanding	13,021	13,002
Additional paid-in capital	5,548,778	5,510,620
Accumulated deficit	(2,649,534)	(2,244,265)

TOTAL STOCKHOLDERS' EQUITY	2,912,265	3,279,357

NONCONTROLLING INTEREST	-	34,904
TOTAL EQUITY	2,912,265	3,314,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,889,603	$8,376,917

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	September 30,
	2010	2009

NET SALES	$6,016,656	$4,783,699

COST OF SALES	5,199,811	4,067,395

GROSS PROFIT	816,845	716,304

OPERATING EXPENSES:
General and administrative	1,033,497	945,433
Marketing and advertising	114,526	38,453
Depreciation and amortization	59,550	49,573

TOTAL OPERATING EXPENSES	1,207,573	1,033,459

LOSS FROM OPERATIONS	(390,728)	(317,155)

Other Income	-	1,069
Interest expense	(15,150)	(1,539)
Interest income	609	1,549

NET LOSS BEFORE NONCONTROLLING INTEREST	(405,269)	(316,076)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	5,385

NET LOSS ATTRIBUTABLE TO DERYCZ SCIENTIFIC, INC.	$(405,269)	$(310,691)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.03)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	13,011,527	12,961,830

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statement of Stockholders' Equity
For the three months ended September 30, 2010
(unaudited)

			Additional
	Common stock		paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, July 1, 2010	13,001,830	$13,002	$5,510,620	$(2,244,265)	$34,904	$3,314,261
Acquisition of remaining interest in Pools Press					(34,904)	(34,904)
Fair value of shares issued for services	19,393	19	17,629			17,648
Fair value of options issued to employees			20,529			20,529
Net loss for the period				(405,269)		(405,269)

Balance, September 30, 2010	13,021,223	$13,021	$5,548,778	$(2,649,534)	-	$2,912,265

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(405,269)	$(316,076)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,467	61,872
Fair value of vested stock options	20,529	-
Fair value of common stock issued for services	17,648	-

Changes in assets and liabilities:
Accounts receivable	(381,887)	(550,098)
Accounts payable and accrued expenses	(394,762)	406,042
Inventory	(4,383)	1,668
Prepaid expenses	22,235	172,800
Other current assets	20,262	(20,390)
Other current liabilities	(57,330)	2,432
Income taxes payable	-	(3,659)

Net cash used in operating activities	(1,086,490)	(245,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(15,448)	(25,398)
Acquisition of remaining interest in Pools Press	(120,000)	-

Net cash used in investing activities	(135,448)	(25,398)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital lease obligation	(8,226)	(4,296)
Advances under line of credit	1,375,000	-

Net cash provided by (used in) financing activities	1,366,774	(4,296)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	144,836	(275,103)

CASH AND CASH EQUIVALENTS, Beginning of period	1,852,231	1,854,093

CASH AND CASH EQUIVALENTS, End of period	$1,997,067	$1,578,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$15,150	$1,539

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Adjustment to Goodwill to reflect acquisition of remaining noncontrolling interest	$34,904	-
Minority share of losses of subsidiary	$-	5,385

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2010 and 2009 (Unaudited)

Note 1 — Organization, Nature of Business and Basis of Presentation

(a) Organization

Derycz Scientific, Inc. (the “Company”) was incorporated in the State of Nevada on November 2, 2006. On November 2, 2006 the Company entered into a Share Exchange Agreement with Reprints Desk, Inc., a Delaware corporation formed on January 6, 2006. Derycz was formed to facilitate a holding company structure. At the closing of the transaction contemplated by the Share Exchange Agreement, the Company acquired all of the 550,000 outstanding shares of Reprints from the shareholders of Reprints and issued 8,000,003 of its common shares to the shareholders of Reprints. As the intention behind forming Derycz was the creation of a holding company structure and Derycz had no appreciable assets prior to the acquisition of Reprints, the exchange ratio was determined arbitrarily and was not based on any determination of the value of shares of Derycz common stock as compared to Reprints shares acquired. As each former Reprints shareholder acquired a percentage interest in Derycz equal to the percentage interest such shareholder held in Reprints immediately prior to the transaction, there was no dilution of the interest of any former Reprints shareholder. Following completion of the exchange transaction, Reprints became a wholly owned subsidiary of the Company. The transaction was accounted as a statutory merger of companies under common control. As such, the historical financial statements of the Company are combined with the operations of Reprints since its inception, and the merger shares are accounted for as a stock split as of the inception of Reprints for financial reporting purposes.

(b) Nature of business

Derycz Scientific seeks to facilitate the use of scientific and technical information in both traditional and innovative ways.  The Company serves both the publishers who own the rights to use such information and the customers who use it.  The Company utilizes web-based platforms as well as traditional delivery channels and is developing products and services that make it easier for our customers to find and use scientific and technical information. The Company operates within the periodicals publishing industry which is a large market. The Company has developed products in the following areas:

•	Reprints, ePrints and Article Distribution Systems
•	Commercial Printing Services
•	Publisher Outsourced Reprint Management
•	Logistics Services for copyright and regulatory sensitive documents

(c) Basis of Presentation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly owned subsidiaries. The consolidated accounts include 100% of assets and liabilities of our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

(b) Concentration of credit risk

No customers accounted for more than 10% of the revenues for the three months ended September 30, 2010 and one customer accounted for 14% of the revenue for the three months ended September 30, 2009.

As of June 30, 2010, three customers accounted for 14%, 13% and 12% of accounts receivable, and no customers accounted for more than 10% of accounts receivable at September 30, 2010.

During the three months ended September 30, 2010 the Company's purchases from one vendor represented 21% of our content costs.

(c) Impairment of long-lived assets

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

Based upon management's assessment, there were no indicators of impairment of the Company's long-lived assets as of September 30, 2010 and June 30, 2010.

(d) Stock-based compensation

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

(e) Goodwill and intangible assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

The Company accounts for acquisition of a business in accordance with guidance issued by the FASB, which may result in the recognition of goodwill. Goodwill is related to the Company's acquisition of  Pools Press.   Goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  Management tests goodwill for impairment at the reporting unit level.  The Company has two reporting units. The Company tests goodwill by using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

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

Based upon management's annual assessment, there were no indicators of impairment of the Company's goodwill or intangible assets as of September 30, 2010 or June 30, 2010.

(f) Shipping and handling costs

The Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $95,964 and $27,668, respectively, for the three months ended September 30, 2010 and 2009.

 (g) Net Income (Loss) per share

The FASB requires presentation of basic earnings per share and diluted earnings per share.   Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares available. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Warrants to purchase 2,855,009 and 2,800,009 shares of common stock have been excluded from the calculation of diluted net loss per share for the three months  ended September  30, 2010 and 2009, respectively, and options to purchase 1,401,000 and 1,022,000 shares of common stock outstanding as of September 30, 2010 and 2009, respectively, have been excluded from the calculation as the effect would have been anti-dilutive.

(h) Marketing and advertising expenses

Marketing and advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Marketing and advertising expense amounted to $114,524 and $38,453 for the three months ended September 30, 2010 and 2009, respectively.

(i) Reclassifications

The Company has reclassified $181,617 of costs previously included in general administrative costs in the three months ended September 30, 2009 to costs of sales to conform to 2010 presentation.

(j)  Recently issued accounting pronouncements

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Note 3 — Property and Equipment

Property and equipment consists of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010

Computer equipment	$134,871	$122,687
Software	179,159	176,586
Printing equipment	328,606	329,092
Furniture and fixtures	59,305	58,132
Autos and vans	4,000	4,000
	705,941	690,497
Less accumulated depreciation	(355,012)	(317,629)
	$350,929	$372,868

Printing equipment includes $91,792 of equipment under capital lease and related accumulated depreciation of $71,164 and $53,545 as of September 30, 2010 and June 30, 2010, respectively.

Depreciation expense for the three months ended September 30, 2010 and 2009 was $37,383 and $27,090, respectively.

Note 4 — Stockholders’ Equity

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

On July 27, 2010, the Company issued options to purchase 379,000 shares of the Company’s common stock to thirteen employees, which expire on July 27, 2020.  These options vest over 3 years, with one-twelfth of the grant vesting on the last day of each calendar quarter through September 30, 2013.

Stock-based compensation expense of $20,529 and $0 was recognized during the three months ended September 30, 2010 and 2009, respectively, relating to the vesting of such options. As of September 30, 2010, the unamortized value of these options was $225,821, which will be amortized as stock-based compensation cost over three years as the options vest.  As of September 30, 2010, these options have no intrinsic value.

At September 30, 2010 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2010	1,022,000	$1.26
Granted	379,000	$1.02
Exercised	—
Cancelled	—
Balance at September 30, 2010	1,401,000	$1.19

Additional information regarding options outstanding as of September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$1.19	1,401,000	8	$1.19	1,053,590

Warrants

At September 30, 2010 warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 1, 2010	2,855,009	$1.34
Granted	—	$—
Exercised	—
Balance at September 30, 2010	2,855,009	$1.34

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

The above warrants are fully vested and have a five year contractual life.  There was no intrinsic value to these warrants as of September 30, 2010 and June 30, 2010 based on the trading price of the Company’s common stock on September 30, 2010 and June 30, 2010.

On November 12, 2010, the Company accepted an unsolicited offer made to the Company on behalf of certain of the holders of the common stock purchase warrants whereby the holders of those warrants offered to exercise those warrants for cash if the Company would issue an additional warrant exercisable for one-half of the number of shares obtained upon the exercise. The Company has agreed to issue new warrants to these holders upon the cash exercise of these warrants on substantially the terms set forth in the offer letter. The Company cannot determine or control how many of those warrants will actually be exercised under these terms.

Shares issued for services

During the three months ended September 30, 2010, the Company issued 19,393 shares of its common stock valued at $17,648 based on the trading price of the Company’s common stock on the date of the grant to a consultant.  Such costs are included in operating expenses in our accompanying statement of operations for the three months ended September 30, 2010.

Note 5 — Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which provides for a $3,000,000 revolving line of credit that matures on July 23, 2011.  The SVB line of credit bears interest at the prime rate plus 2% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4% when a Streamline Period is not in effect.  The line of credit is secured by all our and our subsidiaries’ assets.  Approximately $150,000 of the line of credit is committed to our corporate credit cards.

The line of credit is subject to certain financial and performance covenants which the companywas in compliance with as of September 30, 2010.  The balance outstanding as of September 30, 2010 was $1,375,000.  As of September 30, 2010, $1,475,000 was available under the line of credit.

Note 6 – Acquisition of Remaining Interest in Pools Press

On August 31, 2010, the Company purchased the remaining 20% interest in Pools Press, which it did not already own.  The Company paid $120,000 in cash for such interest.  The accumulated losses attributable to the minority interest in Pools Press at the time of the acquisition was $34,904.  The Company increased the goodwill attributable to Pools Press by $85,096 at the time of the acquisition, which represents the purchase price of $120,000 reduced by the accumulated losses attributable to the minority interest of $34,904.

Note 7 — Contingencies and Commitments

The Company has long-term contractual commitments with several vendors to purchase content during the next several fiscal years.  These commitments total in aggregate $4,650,000, $4,350,000, $4,650,000, $5,000,000, $5,400,000, and $2,800,000 for the fiscal years ending June 30, 2011, 2012, 2013, 2014, 2015 and 2016, respectively.

Note 8  — Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Three months Ended September 30,
	2010	2009
Federal income tax rate	(34.00)%	(34.00)%
State tax, net of federal benefit	(4.31)%	(3.17)%
Permanent differences	0.90%	(0.07)%
Change in valuation allowance	37.41%	9.70%
Benefit for interim period loss not recorded	—%	27.54%
Effective income tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

The Company has provided a full valuation allowance on the deferred tax assets at September 30, 2010 and June 30, 2010 to reduce such asset to zero since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

At September 30, 2010 and June 30, 2010, the Company had federal net operating loss (“NOL”) carryforwards of approximately $1,461,000 and state NOL carryforwards of approximately $1,094,000. Federal NOLs could, if unused, expire in 2030. State NOLs, if unused, could expire in 2020.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2010 and June 30, 2010, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2010 and June 30, 2010 , the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 9 — Subsequent events

On October 12, 2010, the Company purchased a customer list in exchange for 75,000 shares of common stock valued at $71,250 based on the trading price of the Company’s common stock on the date of the grant.

On October 29, 2010, the Company issued warrants to purchase 600,000 shares of the Company’s common stock to two consultants for services.  All of the warrants have a four year term.  400,000 of the warrants are exercisable at $1.25 and vest immediately.  The remaining 200,000 warrants vest over one year and are exercisable at $1.75 per share.  These warrants were valued using a Black-Scholes option pricing model at $378,000 and such cost will be recognized as an expense in future periods.

On November 5, 2010, the Company issued warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share to each of General Merrill McPeak, Mr. Scott Ogilvie and Mr. Gregory Suess, in connection with their appointments to the Company’s board of directors on that date. Each of the Warrants is subject to the following vesting schedule: 12,500 shares vest and become exercisable under the Warrant on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. Each Warrant expires on November 5, 2015.

On November 12, 2010, the Company accepted an unsolicited offer made to the Company on behalf of certain of the holders of the common stock purchase warrants issued on December 22, 2006 (the “December 2006 Warrants”) whereby these holders of the December 2006 Warrants offered to exercise those warrants for cash if the Company would issue an additional warrant exercisable for one-half of the number of shares obtained upon the exercise, with an exercise price of $2.00 per share, and with an expiration date of November 17, 2013. The Company has agreed to issue new warrants to these holders upon the cash exercise of the December 2006 Warrants on substantially the terms set forth in the offer letter. The Company cannot determine or control how many of the December 2006 Warrants will actually be exercised under these terms, however, the maximum amount of cash proceeds that the Company may receive from the cash exercise of the December 2006 Warrants is $3,062,500 and the maximum number of shares of common stock issuable upon the exercise of the new warrants that may be issued under these terms (assuming all of the December 2006 Warrants are exercised for cash) is 1,225,000.  The December 2006 Warrants expire on December 22, 2010 and cannot be exercised after that date. The Company will undertake to register the shares underlying the new warrants that are issued and the shares of common stock obtained by the holders on the cash exercise of the December 2006 Warrants, on a best efforts basis prior to March 1, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended September 30, 2010 and 2009 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our limited operating history, our ability to compete successfully with existing and new reprint companies, and the sufficiency of our cash and cash equivalents. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

On February 28, 2007, the Company entered into an agreement with Pools Press, Inc. (“Pools”) of Northbrook, Illinois, a privately held company, pursuant to which the Company acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. The Company purchased the remaining interest in Pools that it did not already own on August 31, 2010.  Pools is a commercial printer, specializing in reprints of copyrighted articles. The results of Pools Press’ operations have been included in the consolidated financial statements since March 1, 2007.

Derycz, through Reprints and Pools, seeks to facilitate the use of scientific and technical information in both traditional and innovative ways.   The Company serves both the publishers who own the rights to use the information and the customers who use the information.  The Company utilizes web-based platforms as well as traditional delivery channels and is developing products and services that make it easier for our customers to find and use information.  The publishers of scientific and technical information publish hundreds of thousands of new articles each year in addition to the tens of millions of existing articles that have been published in the past.  Derycz Scientific, through Reprints, provides its customers with access to that published content and related software, systems and services.  Our customers use this content for marketing, regulatory or research purposes. Generally, marketing departments order large quantities of printed copies, called “reprints,” that they distribute to interested parties, including customers and doctors who may prescribe a customer’s products, and electronic copies, called “eprints”, for distribution through the Internet and other electronic mechanisms. Researchers and regulatory personnel generally order single copies, called “document delivery”, for use in their research activities.  In order to use the content, our customers must pay appropriate copyright fees and our services ensure that we have obtained the necessary permissions from the owners of the published content so that our customers’ use of the content complies with applicable copyright laws. Our services alleviate the need for our customers to contact multiple publishers in order to obtain the required permissions. Pools Press also offers other commercial printing products, such as the production of documents, and newsletters as well as distribution logistics for printed materials.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009:

Sales and Cost of Goods Sold

Our revenues increased significantly from the same period in 2009. We achieved revenue of $6,016,656 for the three months ended September 30, 2010, compared to revenue of $4,783,699 for the three months ended September 30, 2009, an increase of 26%.

The revenue of our main operating company, Reprints, increased to $5,266,277 for the three months ended September 30, 2010 from $4,025,667 for the three months ended September 30, 2009, an increase of 31%. Revenue from Pools Press decreased slightly from $758,032 in the 2009 period to $750,379 in the 2010 period.  Approximately 9% of our revenues were derived from new customers in the 2010 period.  We expect our revenue growth to continue this year as we continue to aggressively market our products and services.

Our cost of goods sold likewise increased from $4,067,395 for the three months ended September 30, 2009 to $5,199,811 for the three months ended September 30, 2010, which represents an increase of 28%. This percentage increase is roughly equivalent to the increase in our revenues. This direct relationship between our cost of goods sold and sales is expected because our costs are incurred when we purchase the rights to content requested by our customers.

However, our overall gross margin percentage decreased from 15% of sales in the 2009 period to 14% in the 2010 period.  In general, reprints, or multiple copies of an article have a lower margin, particularly when an individual order is for an amount in excess of $100,000.  Because our customers could order reprints directly from the publisher we must reduce our margins on large orders in order to create incentive for the customer to arrange the order through Reprints.  Pools provides reprint printing services for several publishers and much of Pools’ revenues are derived from those sales.  The margin on these sales is lower than the margin Reprints charges for reprint sales because it is viewed as primarily providing printing services and not other related services.

We expect that our sales will increase in the 2011 fiscal year as a result of our existing customers increasing their spending on existing products as well as new products and from sales to new customers. We expect our gross margin to remain constant or decline slightly due to the need for aggressive pricing in order to continue to increase our revenues.  While we continue to develop and market higher margin products, we face price competition in our core markets for document delivery and reprints as well as commercial printing.  Most of our costs are determined by the publishers from whom we purchase media for each individual order and they do not generally grant significant discounts at this time.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 9% from $945,433 for the three months ended September 30, 2009 to $1,033,497 for the three months ended September 30, 2010. Pools’ share of these expenses was approximately $52,000 in the 2009 period and $49,347 for the 2010 period. These expenses include Reprints’ administrative salary costs, which were $701,141 in the 2010 period and $433,821 in the 2009 period, an increase of $267,320 or 62%. Our sales and marketing team, information technology team and our accounting team have all increased during the past year.  Due to the expansion of our sales volume and in order to continue to develop our computer system and products, we expect to add a small number of new employees in the next twelve months.

Marketing and Advertising

Our marketing and advertising expenses increased from $38,453 for the three months ended September 30, 2009 to $114,526 for the three months ended September 30, 2010, an increase of 198%. This increase was due to our expanded marketing efforts during the 2010 period.  In 2011, we expect our marketing costs to remain at the current level or increase marginally, to approximately $500,000 for fiscal 2011. Our marketing costs include advertising, events, direct response and integrated marketing campaigns, public relations and content publicity, search engine optimization and marketing, thought leadership programs, channel alliances training, and analyst relations.  In addition, a portion of our marketing expenses are dedicated to research and customer retention.

Depreciation and Amortization

Our depreciation and amortization expense increased approximately 20% from $49,573 for three months ended September 30, 2009 to $59,550 for the three months ended September 30, 2010.  Our depreciation and amortization expense was primarily attributable to amortization on software and intellectual property licenses as well as depreciation on computer equipment which supports our order processing systems.

Interest Expense

Interest expense was $15,150 for the three months ended September 30, 2010 and $1,539 for the three months ended September 30, 2009. The 2010 interest expense was primarily attributable to the interest paid on a credit line with Silicon Valley Bank.

Interest Income

Interest income was $609 for the three months ended September 30, 2010 and $1,549 for the three months ended September 30, 2009.  We maintain all of our cash in our bank accounts and we do not expect these accounts to earn significant amounts of interest.

Other Income

The Company earned $0 in other income during the three months ended September 30, 2010, and $1,069 during the three months ended September 30, 2009.  This income represents income we receive from publishers and customers for miscellaneous services.

Net Loss

As a result of these factors, we recorded a net loss of $405,269 for the three months ended September 30, 2010 compared to a net loss $310,691 in the 2009 period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, which have provided aggregate net cash proceeds to date of approximately $5,100,000.

As of September 30, 2010, we had cash and cash equivalents of $1,997,067, compared to $1,852,231 as of June 30, 2010. This increase is primarily attributable to an increase in accounts receivable of $381,887 and a decrease in accounts payable of $394,762 as well as the net loss of $405,269 for the period.

Net cash used in operating activities was $1,086,490 for the three months ended September 30, 2010 compared to cash used in operating activities of $245,409 for the three months ended September 30, 2009. During the 2010 period, our accounts receivable increased by $381,887 and our accounts payable decreased by $394,762, compared to increases of $550,098 and $406,042, respectively, in the 2009 period. During the three months ended September 30, 2009, we used $172,800 of prepaid expenses, compared to use of $22,235 in the 2010 period.

Net cash used in investing activities was $135,448 for the three months ended September 30, 2010 compared to net cash used in investing activities of $25,398 for the three months ended September 30, 2009. This difference was primarily due to the purchase of the remaining interest in Pools Press in the 2010 period.

Net cash provided by financing activities was $1,366,774 for the three months ended September 30, 2010 compared to net cash used in financing activities of $4,296 for the corresponding period in 2009. The cash provided by financing activities for the 2010 period was primarily provided by advances on our line of credit.

On July 23, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) for a $3,000,000 line of credit that matures on July 23, 2011.  The SVB line of credit bears interest at the prime rate plus 2% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4% when a Streamline Period is not in effect.  The line of credit is secured by all our and our subsidiaries’ assets.  Approximately $150,000 of the line of credit is committed to our corporate credit cards.  At any time, we may draw on that portion of the remaining $2,850,000 of the line of credit equal to approximately (i) eighty percent (80%) of our then outstanding accounts receivable, excluding certain accounts in arrears, foreign accounts and accounts for which the debtor is our affiliate, less (ii) amounts then committed under letters of credit and foreign exchange contracts and allocated to SVB’s cash management services (e.g., merchant services, direct deposit of payroll, business credit card and check cashing services).  As of September 30, 2010, approximately $1,475,000 was available for borrowing under the line of credit.

On November 12, 2010, the Company accepted an unsolicited offer made to the Company on behalf of certain of the holders of the common stock purchase warrants issued on December 22, 2006 whereby the holders of those warrants offered to exercise those warrants for cash if the Company would issue an additional warrant exercisable for one-half of the number of shares obtained upon the exercise, with an exercise price of $2.00 per share. The Company has agreed to issue new warrants to these holders upon the cash exercise of those warrants on substantially the terms set forth in the offer letter. The Company cannot determine or control how many of those warrants will actually be exercised under these terms, however, the maximum amount of cash proceeds that the Company may receive from the cash exercise of those warrants is $3,062,500

We have significant contractual commitments to vendors to purchase content over the next several fiscal years.  Payments of $3,500,000 are due in the fiscal year ending June 30, 2011, which includes aggregate payments of approximately $1,400,000 due on or prior to December 31, 2010.  Future commitments total in aggregate $4,350,000, $4,650,000, $5,000,000, $5,400,000, and $2,800,000 for the fiscal years ending June 30, 2012, 2013, 2014, 2015 and 2016, respectively.

We believe that our current cash resources and cash flow from operations will be sufficient to sustain our current operations for the next twelve months. However, we plan to raise additional funds for general working capital purposes in the next twelve months through equity or debt financings or by other means to support our operations and fund growth initiatives.  We can provide no assurances, however, that such financing will be available in an amount or on terms acceptable to us, if at all. The sale of additional equity or debt securities would result in dilution to our shareholders.  The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2010, the Company issued 40,000 shares of its common stock valued at $46,000 based on the trading price of the Company’s common stock on the date of the issuance. The issuance was made to a consultant in consideration of services rendered.  The Company did not employ any form of general solicitation or advertising in connection with the issuance of the shares. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On July 27, 2010, the Company issued options to purchase 379,000 shares of the Company’s common stock to thirteen employees, which expire on July 27, 2020.  These options vest over 3 years, with one-twelfth of the grant vesting on the last day of each calendar quarter though September 30, 2013. The Company has subsequently registered the underlying shares on a Registration Statement on Form S-8 filed with the SEC on October 8, 2010. The Company did not employ any form of general solicitation or advertising in connection with the issuance of the options. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

On August 13, 2010, the Company issued 19,393 shares of the Company’s common stock valued at $17,648 based on the trading price of the Company’s common stock on the date of issuance. The issuance was made to a consultant in consideration of services rendered. The Company did not employ any form of general solicitation or advertising in connection with the issuance of the shares. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

See “Exhibit Index” on the page immediately following the signature page hereto for a list of exhibits filed as part of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: November 15, 2010		Chief Executive Officer

	By:	/s/ Richard McKilligan

Richard McKilligan
Date: November 15, 2010		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Warrant (2)
4.3	Form of Common Stock Purchase Warrant (3)
4.4	Form of Common Stock Purchase Warrant (exercise price of $1.25) (3)
4.5	Form of Common Stock Purchase Warrant (exercise price of $1.25) (3)
10.1	Employment Agreement between Reprints Desk, Inc. and Peter Derycz, dated July 1, 2010 (4)
10.2	Employment Agreement between Reprints Desk, Inc. and Richard McKilligan, dated July 1, 2010 (4)
10.3	Employment Agreement between Reprints Desk, Inc. and Scott Ahlberg, dated July 1, 2010 (4)
10.4	Employment Agreement between Reprints Desk, Inc. and Jan Peterson, dated July 1, 2010 (4)
10.5	Loan and Security Agreement between Derycz Scientific, Inc., Reprints Desk, Inc., Pools Press, Inc. and Silicon Valley Bank, dated July 23, 2010 (5)
10.6	Intellectual Property Security Agreement between Derycz Scientific, Inc. and Silicon Valley Bank, dated July 23, 2010 (5)
10.7	Intellectual Property Security Agreement between Reprints Desk, Inc. and Silicon Valley Bank, dated July 23, 2010 (5)
10.8	Intellectual Property Security Agreement between Pools Press, Inc. and Silicon Valley Bank, dated July 23, 2010 (5)
10.9	Form of Indemnification Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

*	Filed herewith.
(1)	Incorporated by reference to the filing of such exhibit with the Company’s Registration Statement on Form SB-2 (File No. 333-148392), filed on December 28, 2007.
(2)	Incorporated by reference to the filing of such exhibit with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 19, 2008.
(3)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on November 12, 2010.
(4)	Incorporated by reference to the filing of such exhibit with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, filed on September 28, 2010.
(5)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on July 28, 2010.