Form 10-Q
period 2010-12-31
Derycz Scientific Inc
filed 2011-02-14
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of February 9, 2011, there were 15,263,469 shares of common stock outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Derycz Scientific, Inc.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,194,945	$1,852,231
Accounts receivable, net of allowance of $59,061and $59,061	5,512,203	4,448,269
Inventory	9,315	6,628
Prepaid expenses	1,296,515	714,287
Other current assets	71,617	84,470

TOTAL CURRENT ASSETS	10,084,595	7,105,885

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $390,095 and $317,629	322,117	372,868

INTANGIBLE ASSETS
Intellectual property licenses, net of amortization of $387,310 and $297,887	755,604	674,779

GOODWILL	223,385	223,385

TOTAL ASSETS	$11,385,701	$8,376,917
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,400,681	$4,887,636
Payable on Credit Line	1,284,987	-
Capital lease obligation, current	35,079	33,682
Other current liabilities	84,931	97,824
TOTAL CURRENT LIABILITIES	6,805,678	5,019,142

CAPITAL LEASE OBLIGATIONS	25,253	43,514

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares
authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares
authorized; 15,244,297 and 13,001,830 shares issued and outstanding	15,244	13,002
Additional paid-in capital	8,492,504	5,510,620
Accumulated deficit	(3,952,978)	(2,244,265)

TOTAL STOCKHOLDERS' EQUITY	4,554,770	3,279,357

NONCONTROLLING INTEREST	-	34,904
TOTAL EQUITY	4,554,770	3,314,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,385,701	$8,376,917

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

NET SALES	$8,514,233	$7,590,459	$14,530,890	$12,374,158

COST OF SALES	7,944,794	6,497,316	13,144,602	10,564,711

GROSS PROFIT	569,439	1,093,143	1,386,288	1,809,447

OPERATING EXPENSES:
General and administrative	1,638,793	791,793	2,672,298	1,737,226
Marketing and advertising	135,329	25,113	249,855	63,566
Depreciation and amortization	66,375	48,921	125,925	98,494

TOTAL OPERATING EXPENSES	1,840,497	865,827	3,048,078	1,899,286

INCOME (LOSS) FROM OPERATIONS	(1,271,058)	227,316	(1,661,790)	(89,839)

Other Income	-	12,191	-	13,260
Interest expense	(33,508)	(1,604)	(48,658)	(3,143)
Interest income	1,124	758	1,735	2,307

INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	(1,303,442)	238,661	(1,708,713)	(77,415)

NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(3,927)	-	(1,458)

NET INCOME (LOSS) ATTRIBUTABLE TO DERYCZ SCIENTIFIC, INC.	$(1,303,442)	$234,734	$(1,708,713)	$(75,957)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.09)	$0.02	$(0.13)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	14,157,760	12,961,830	13,584,643	12,961,830

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statement of Stockholders' Equity
For the six months ended December 31, 2010
(unaudited)

			Additional
	Common stock		paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, July 1, 2010	13,001,830	$13,002	$5,510,620	$(2,244,265)	$34,904	$3,314,261
Acquisition of remaining interest in Pools Press			(120,000)			(120,000)
Adjustment for noncontrolling interest in Pools Press			34,904		(34,904)	-
Fair value of common shares issued for services	19,393	19	17,629			17,648
Fair value of options issued to employees			47,475			47,475
Common shares issued upon exercise of warrants	2,148,074	2,148	2,482,039			2,484,187
Fair value of common shares issued for customer list	75,000	75	71,175			71,250
Fair value of warrants issued for services			408,336			408,336
Fair value of warrants issued to directors			40,326			40,326
Net loss for the period				(1,708,713)		(1,708,713)

Balance, December 31, 2010	15,244,297	$15,244	$8,492,504	$(3,952,978)	-	$4,554,770

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,708,713)	$(75,957)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	161,893	125,844
Fair value of vested stock options	47,475	-
Fair value of vested warrants issued for services	448,662	-
Fair value of common stock issued for services	17,648	963

Changes in assets and liabilities:
Accounts receivable	(1,063,934)	(2,167,186)
Accounts payable and accrued expenses	13,044	3,659,601
Inventory	(2,687)	2,322
Prepaid expenses	(82,228)	(474,848)
Other current assets	12,853	(30,885)
Other current liabilities	(12,892)	(33,179)
Income taxes payable	-	(3,659)

Net cash provided by (used in) operating activities	(2,168,879)	1,003,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(21,719)	(50,181)
Purchase of Intellectual Property licenses	(98,998)	(109,572)
Acquisition of remaining interest in Pools Press	(120,000)	-

Net cash used in investing activities	(240,717)	(159,753)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital lease obligation	(16,864)	(11,075)
Issuance of shares upon exercise of warrants	2,484,187
Advances under line of credit	1,284,987	-

Net cash provided by (used in) financing activities	3,752,310	(11,075)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,342,714	832,188

CASH AND CASH EQUIVALENTS, Beginning of period	1,852,231	1,854,093

CASH AND CASH EQUIVALENTS, End of period	$3,194,945	$2,686,281

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$33,508	$3,143

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Adjustment to additional paid in capital to reflect acquisition of remaining noncontrolling interest	$34,904	-
Accrual for prepaid royalty	$500,000
Acquisition of customer list through the issuance of common shares	$71,250
Capital lease obligation	$-	42,640
Minority share of losses of subsidiary	$-	1,458

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended December 31, 2010 and 2009 (Unaudited)

Note 1 — Organization, Nature of Business and Basis of Presentation

(a) Organization and nature of business

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

(b) Basis of Presentation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods reflected.  Except as noted, all adjustments contained herein are of a normal recurring nature.  Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

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

(b) Concentration of credit risk

Two customers accounted for 22% and 11%, respectively, of the revenues for the three months ended December 31, 2010 and one customer accounted for 16% of the revenue for the six months ended December 31, 2010.  One customer accounted for 35% of the revenues for the three months ended December 31, 2009, and one customer accounted for 24% of the revenue for the six months ended December 31, 2009.

As of June 30, 2010, three customers accounted for 14%, 13% and 12% of accounts receivable, and one customer accounted for 29% of accounts receivable at December 31, 2010.

During the three months ended December 31, 2010 the Company's purchases from two vendors represented 18% and 17%  of our content costs and during the six months ended December 31, 2010 the Company's purchases from two vendors represented 19% and 13% of our content costs.

(c) Stock-based compensation

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

(d) Shipping and handling costs

The Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $148,675 and $74,160, respectively, for the three months ended December 31, 2010 and 2009 and $244,639 and $101,828 for the six months ended December 31, 2010 and 2009.

 (e) Net Income (Loss) per share

The FASB requires presentation of basic earnings per share and diluted earnings per share.   Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Warrants to purchase 2,548,684 and 2,855,009 shares of common stock and options to purchase 1,401,000 and 1,022,000 shares of common stock have been excluded from the calculation of diluted net loss per share for the three and six months ended December 31, 2010 and 2009, respectively, as the effect would have been anti-dilutive.

(f) Marketing and advertising expenses

Marketing and advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Marketing and advertising expense amounted to $135,329 and $25,113 for the three months ended December 31, 2010 and 2009 and $249,855 and $63,566, for the six months ended December 31, 2010, respectively.

(g) Reclassifications

The Company has reclassified $260,852 and $442,469 of costs previously included in general administrative costs in the three and six months ended December 31, 2009, respectively, to costs of sales to conform to 2010 presentation.  These costs represent employee costs directly attributable to production.

(h)  Recently issued accounting pronouncements

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

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

Note 3 — Property and Equipment

Property and equipment consists of the following as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010

Computer equipment	$138,151	$122,687
Software	180,266	176,586
Printing equipment	329,248	329,092
Furniture and fixtures	60,547	58,132
Autos and vans	4,000	4,000
	712,212	690,497
Less accumulated depreciation	(390,095)	(317,629)
	$322,117	$372,868

Printing equipment includes $134,432 of equipment under capital lease and related accumulated depreciation of $79,307 and $53,545 as of December 31, 2010 and June 30, 2010, respectively.

Depreciation expense for the three months ended December 31, 2010 and 2009 was $41,208 and $30,575, respectively, and $72,470 and $57,668, respectively, for the six months ended December 31, 2010 and 2009.

Note 4 — Stockholders’ Equity

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares.

On July 27, 2010, the Company issued options to purchase 379,000 shares of the Company’s common stock to thirteen employees, which expire on July 27, 2020.  These options have an exercise price of $1.25 per share and vest over 2 to 3 years, with one-twelfth of the grant vesting on the last day of each calendar quarter through September 30, 2013. The fair market value of the options upon grant was $250,350, of which $47,475 was amortized during the six months ended December 31, 2010, based upon a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the options of 4 years.

As of December 31, 2010, the unamortized value of these options was $202,875, which will be amortized as stock-based compensation cost over three years as the options vest.

At December 31, 2010 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2010	1,022,000	$1.26
Granted	379,000	$1.02
Exercised	—
Cancelled	—
Balance at September 30, 2010	1,401,000	$1.19

Additional information regarding options outstanding as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$1.19	1,401,000	8	$1.19	1,053,590

As of December 31, 2010, the intrinsic value of the outstanding options was approximately $2,039,070 based on the trading price of the Company’s common stock on December 31, 2010.

Warrants

At December 31, 2010 warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 1, 2010	2,855,009	$1.34
Granted	2,143,675	2.00
Exercised	2,368,250	—
Expired	81,750
Balance at December 31, 2010	2,548,684	$1.82

The intrinsic value of the warrants outstanding at December 31, 2010 was approximately $2,113,000 based on the trading price of the Company’s common stock on December 31, 2010.

On November 12, 2010, the Company accepted an unsolicited offer made to the Company on behalf of certain of the holders of the common stock purchase warrants whereby the holders of those warrants offered to exercise those warrants for cash if the Company would issue an additional warrant exercisable for one-half of the number of shares obtained upon the exercise. The Company agreed to issue new warrants to any of the holders of the warrants upon the cash exercise of these warrants on substantially the terms set forth in the offer letter. The holders of 1,987,350 of those warrants exercised for $2,484,187 in cash and received warrants to purchase 993,675 shares of our common stock at $2.00 per share.

During the three months ended December 31, 2010, warrants to purchase 380,900 shares of the Company’s common stock were exercised under the cashless exercise provisions of the warrants.  The Company issued 160,724 shares of common stock as a result of those exercises.

Warrants to purchase 81,750 shares of the Company’s common stock expired on December 22, 2010.

On October 29, 2010, the Company issued warrants to purchase an aggregate of 600,000 shares of the Company’s common stock to two consultants for services to be rendered under consulting agreements with the Company. All of the warrants have a four year exercise term. Of the aggregate issuance, warrants to purchase 400,000 shares are exercisable at $1.25 per share, vest immediately and were valued at $256,148. The remaining warrants to purchase 200,000 shares are exercisable at $1.75 per share and vest over a one year period. The fair market value of the warrants amortized during the six months ended December 31, 2010, was $283,421 using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.

In connection with the appointments of Gnl. McPeak, Mr. Ogilvie and Mr. Suess to the Company’s Board of Directors, on November 5, 2010 the Company issued to each of them a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrants is subject to the following vesting schedule: 12,500 shares vest and become exercisable under the Warrant on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. Each Warrant expires on November 5, 2015. The fair market value of the warrants upon issuance was $161,304 of which $40,326 was amortized during the six months ended December 31, 2010, using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.

On December 21, 2010, the Company issued warrants to purchase an aggregate of 400,000 shares of the Company’s common stock to two consultants for services to be rendered under consulting agreements with the Company. All of the consultant warrants have a four-year exercise term. Of the aggregate issuance, warrants to purchase 133,333 shares are exercisable at $1.75 per share and warrants to purchase 266,667 shares are exercisable at $2.25 per share. All of the consultant warrants vest over a one-year period, subject to certain exceptions.  The fair market value of the warrants amortized during the six months ended December 31, 2010 was $124,915 using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.

Shares issued for services

During the six months ended December 31, 2010, the Company issued 19,393 shares of its common stock valued at $17,648 based on the trading price of the Company’s common stock on the date of the grant to a consultant.  Such costs are included in operating expenses in our accompanying statement of operations for the six months ended December 31, 2010.

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

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of December 31, 2010.  The balance outstanding as of December 31, 2010 was $1,284,987.  As of December 31, 2010, $1,565,013 was available under the line of credit.

Note 6 – Acquisition of Remaining Interest in Pools Press

On August 31, 2010, the Company purchased for $120,000 the remaining 20% interest in Pools Press.  Upon acquisition of the remaining interest, the accumulated losses attributable to the minority interest in Pools Press at the time of the acquisition of $34,904 was added to paid in capital and the Company decreased paid in capital for the purchase price of $120,000.  This accounting treatment is a change from the first quarter amount reported as an addition to goodwill and now is recorded as a decrease to paid in capital.  The Company determined that this change was not material either qualitatively or quantitatively to the previously reported amount.

Note 7 — Contingencies and Commitments

The Company has entered into agreements with publishers wherein the publishers have granted the Company an exclusive right to sell reprints of certain of each of the publishers’ publications. In exchange for the grant of rights the Company has agreed to pay to publishers, in aggregate, the following amounts:

Fiscal Year Ending June 30	Payment Amount
2011	$2,690,000
2012	4,395,000
2013	4,650,000
2014	5,000,000
2015	5,400,000
2016	2,800,000
Total	$24,935,000

During the six months ended December 31, 2010, the Company paid the publishers $2,140,000, in aggregate, for these rights.

The Company is amortizing the cost of each of these contracts each reporting period on a straight line basis over the terms of the agreements including the period being reported on.  During the six months ended December 31, 2010, the Company amortized $1,678,125 of these costs and $371,875 is recorded as a prepaid expense as of December 31, 2010.

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

The Company has provided a full valuation allowance on the deferred tax assets at December 31, 2010 and June 30, 2010 to reduce such asset to zero since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

At December 31, 2010 and June 30, 2010, the Company had federal net operating loss (“NOL”) carryforwards of approximately $1,461,000 and state NOL carryforwards of approximately $1,094,000. Federal NOLs could, if unused, expire in 2030. State NOLs, if unused, could expire in 2020.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2010 and June 30, 2010, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2010 and June 30, 2010, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 9 — Subsequent Events

On January 11, 2011, the Company issued options to purchase 10,000 shares of the Company’s common stock to one employee under the 2007 Equity Compensation Plan, at an exercise price of $3.00.  These options vest over 3 years, with one-twelfth of the grant vesting on the last day of each calendar quarter though March 31, 2014.

On February 9, 2011, the Company issued 19,172 shares of the Company’s common stock to two consultants in exchange for services.

On February 9, 2011, the Company issued options to purchase 10,000 shares of the Company’s common stock to one employee under the 2007 Equity Compensation Plan, at an exercise price of $3.05.  These options vest over 3 years, with one-twelfth of the grant vesting on the last day of each calendar quarter though March 31, 2014.

On February 9, 2011, the Company approved the issuance of options to purchase 10,000 shares of the Company’s common stock to one employee under the 2007 Equity Compensation Plan, at an exercise price of $1.50.  These option were erroneously excluded from the option grants approved on July 27, 2010.  These options vest over 3 years, with one-twelfth of the grant vesting on the last day of each calendar quarter though September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and six months ended December 31, 2010 and 2009 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our limited operating history, our ability to compete successfully with existing and new reprint companies, and the sufficiency of our cash and cash equivalents. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

Derycz, through Reprints and Pools, seeks to facilitate the use of scientific and technical information in both traditional and innovative ways.   The Company serves both the publishers who own the rights to use the information and the customers who use the information.  The Company utilizes web-based platforms as well as traditional delivery channels and is developing products and services that make it easier for our customers to find and use information.  The publishers of scientific and technical information publish hundreds of thousands of new articles each year in addition to the tens of millions of existing articles that have been published in the past.  Derycz Scientific, through Reprints, provides its customers with access to that published content and related software, systems and services.  Our customers use this content for marketing, regulatory or research purposes. Generally, marketing departments order large quantities of printed copies, called “reprints,” that they distribute to interested parties, including customers and doctors who may prescribe a customer’s products, and electronic copies, called “eprints”, for distribution through the Internet and other electronic mechanisms. Researchers and regulatory personnel generally order single copies, called “document delivery”, for use in their research activities.  In order to use the content, our customers must pay appropriate copyright fees and our services ensure that we have obtained the necessary permissions from the owners of the published content so that our customers’ use of the content complies with applicable copyright laws. Our services alleviate the need for our customers to contact multiple publishers in order to obtain the required permissions. Pools Press also offers other commercial printing products, such as the production of documents and newsletters as well as distribution logistics for printed materials.

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

(b) Stock based compensation

The Company adopted Financial Accounting Standards Board (“FASB”) guidelines that require that the cost resulting from all share-based payment transactions be recognized in the financial statements. This guidance establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, we adopted the fair value recognition provisions of the current guidelines of the FASB, using the modified prospective method. Under this method, the provisions of such guidance apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption.

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

(c) Goodwill and Intangible Assets

As required by the FASB, management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

In accordance with guidance of the FASB, management tests goodwill for impairment at the reporting unit level.  The Company has only one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates.

In accordance with guidance of the FASB, the Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices.  The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

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

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009:

Sales and Cost of Goods Sold

We achieved revenue of $8,514,233 for the three months ended December 31, 2010, compared to revenue of $7,590,459 for the three months ended December 31, 2009, an increase of 12%.  Sales of reprints were strong in both quarters.

The revenue of our main operating company, Reprints, increased to $8,151,906 for the three months ended December 31, 2010 from $6,576,926 for the three months ended December 31, 2009, an increase of 24%. Revenue from Pools Press decreased from $1,013,533 in the 2009 period to $278,639 in the 2010 period, after reducing Pools’ revenues by the intercompany sales between Reprints Desk and Pools Press.  Approximately 22% of our revenues were derived from new customers in the 2010 period.  Our increased sales to new customers have been driven both by our publisher relationships and our internet marketing efforts, both of which provide sales leads.  Our product enhancements and new products also contribute to additional sales to existing customers and opportunities to sell to new customers.  We expect our revenue growth to continue this year as we continue these efforts.

Our cost of goods sold increased from $6,497,316 for the three months ended December 31, 2009 to $7,944,794 for the three months ended December 31, 2010, which represents an increase of 22%.  Our overall gross margin percentage decreased from 14% of sales in the 2009 period to 7% in the 2010 period.  This is primarily due to our accounting method which requires us to amortize guaranteed payments due under certain publisher agreements on the conservative straight line basis over the life of the contracts, which results in higher amortized costs in the early periods of the agreements.  For certain long term contracts, both the payments due and the revenues we expect to generate related to the agreements are larger in the later periods.  However, under our accounting method we are required to accrue the greater of the amount we would accrue under a revenue method or the straight line amortization method and the straight line amounts are greater.  For the three months ended December 31, 2010, we recorded approximately $438,000 more in cost of goods sold than we recorded in revenues under those contracts, causing our cost of goods sold to increase significantly relative to the revenue levels and therefore significantly reducing our gross margin.  For our sales outside of those publisher agreements, sales of reprints, or multiple copies of an article generally have a lower margin than sales of single copies of articles, particularly when an individual order is for an amount in excess of $100,000.  We must reduce our margins on large orders in order to create incentive for the customer to arrange the order through Reprints.  Pools provides reprint printing services for several publishers and much of Pools’ revenues are derived from those sales.  The margin on these sales is lower than the margin Reprints charges for reprint sales because it is viewed as primarily providing printing services and not other related services.

We expect that our sales will increase in the 2011 fiscal year as a result of our existing customers increasing their spending on existing products as well as new products and from sales to new customers. We expect our gross margin to remain constant or decline slightly due to the need for aggressive pricing in order to continue to increase our revenues.  Additionally, some of our publisher agreements require guaranteed minimum payments and those must be amortized over the life of the contract.  The amortization of those costs could cause our cost of goods sold to increase faster than our revenues at the beginning of the terms of those contracts when revenues would be expected to be lower.  While we continue to develop and market higher margin products, we face price competition in our core markets for document delivery and reprints as well as commercial printing.  Most of our costs are determined by the publishers from whom we purchase media for each individual order and they do not generally grant significant discounts at this time.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 107% from $791,793 for the three months ended December 31, 2009 to $1,638,793 for the three months ended December 31, 2010.  These costs included $185,750 paid to a consultant as well as $408,336 recorded as an expense upon the issuance of warrants to two consultants and $40,326 related to the amortization of warrants issued to three of our directors.  Pools’ share of these expenses was approximately $55,000 in the 2010 period and $52,000 for the 2009 period. These expenses include Reprints’ administrative salary costs, which were $605,360 in the 2010 period and $442,469 in the 2009 period, an increase of $162,891 or 37%. Our sales and marketing team, information technology team and our accounting team have all increased during the past year.  Due to the expansion of our sales volume and in order to continue to develop our computer system and products, we expect to add a small number of new employees in the next twelve months.

Marketing and Advertising

Our marketing and advertising expenses increased from $25,113 for the three months ended December 31, 2009 to $135,329 for the three months ended December 31, 2010, an increase of over 400%. This increase was due to our expanded marketing efforts during the 2010 period.  In 2011, we expect our marketing costs to remain at the current level or increase marginally, to approximately $500,000 for fiscal 2011. Our marketing costs include advertising, events, direct response and integrated marketing campaigns, public relations and content publicity, search engine optimization and marketing, thought leadership programs, channel alliances training, and analyst relations.  In addition, a portion of our marketing expenses is dedicated to research and customer retention.

Depreciation and Amortization

Our depreciation and amortization expense increased approximately 36% from $48,921 for three months ended December 31, 2009 to $66,375 for the three months ended December 31, 2010.  Our depreciation and amortization expense was primarily attributable to amortization on software and intellectual property licenses as well as depreciation on computer equipment which supports our order processing systems.

Interest Expense

Interest expense was $33,508 for the three months ended December 31, 2010 and $1,604 for the three months ended December 31, 2009. The 2010 interest expense was primarily attributable to the interest paid on a credit line with Silicon Valley Bank.

Interest Income

Interest income was $1,124 for the three months ended December 31, 2010 and $758 for the three months ended December 31, 2009.  We maintain all of our cash in our bank accounts and we do not expect these accounts to earn significant amounts of interest.

Other Income

The Company earned $0 in other income during the three months ended December 31, 2010, and $12,191 during the three months ended December 31, 2009.  This income represents income we receive from publishers and customers for miscellaneous services.

Net Income (Loss)

As a result of these factors, we recorded a net loss of $1,303,442 for the three months ended December 31, 2010 compared to net income of $234,734 in the 2009 period.  We continue to focus on sales growth and product development while containing costs whenever possible.

Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009:

Sales and Cost of Goods Sold

We achieved revenue of $14,530,890 for the six months ended December 31, 2010, compared to revenue of $12,374,158 for the six months ended December 31, 2009, an increase of 17%.

The revenue of our main operating company, Reprints, increased from $10,602,593 for the six months ended December 31, 2009 to $13,418,183 for the six months ended December 31, 2010, an increase of 27%. This is primarily a result of strong reprint sales in both periods.   Pools Press contributed the remainder of the revenue. We expect to continue with significant revenue growth this year as we continue to aggressively market our products and services.

Our cost of goods sold likewise increased from $10,564,711 for the six months ended December 31, 2009 to $13,144,602 for the six months ended December 31, 2010, which represents an increase of 24%. This percentage increase is roughly equivalent to the increase in our revenues. However, the overall gross margin percentage decreased from 15% of sales in the 2009 period to 10% in the 2010 period.  This is primarily due to our accounting method which requires us to amortize guaranteed payments due under certain publisher agreements on the conservative straight line basis over the life of the contracts, which results in higher amortized costs in the early periods of the agreements.  For certain long term contracts, both the payments due and the revenues we expect to generate related to the agreements are larger in the later periods.  However, under our accounting method we are required to accrue the greater of the amount we would accrue under a revenue method or the straight line amortization method and the straight line amounts are greater.  For the six months ended December 31, 2010, we recorded approximately $378,000 more in cost of goods sold than we recorded in revenues under those contracts, causing our cost of goods sold to increase significantly relative to the revenue levels and therefore significantly reducing our gross margin.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 54% from $1,737,226 for the six months ended December 31, 2009 to $2,672,298 for the six months ended December 31, 2010. These costs included $185,750 paid to a consultant as well as $408,336 recorded as an expense upon the issuance of warrants to two consultants and $40,326 related to the amortization of warrants issued to three of our directors.  Pools’ share of these expenses was approximately $114,000 in the 2009 period and $104,500 for the 2010 period. These expenses include Reprints’ administrative salary costs, which were $872,851 in the 2009 period and $1,306,501 in the 2010 period, an increase of $433,650 or 50%.  These costs have increased substantially over the past year as result of the addition of accounting and administrative employees needed as result of our growth.

Marketing and Advertising

Our marketing and advertising expenses increased 293% from $63,566 for the six months ended December 31, 2009 to $249,855 for the six months ended December 31, 2010. These costs have become a more significant expense for us as a result of increased participation in publishing industry trade shows and other advertising and marketing efforts and we expect these costs to be approximately $500,000 for fiscal 2011.

Depreciation and Amortization

Our depreciation and amortization expense increased 28% from $98,494 for six months ended December 31, 2009 to $125,925 for the six months ended December 31, 2010. Our depreciation and amortization expense was primarily attributable to amortization on software and intellectual property licenses as well as depreciation on computer equipment which supports our order processing systems.

Interest Expense

Interest expense was $48,658 for the six months ended December 31, 2010 and $3,143 for the six months ended December 31, 2009. The 2010 interest expense was primarily attributable to the interest paid on a credit line with Silicon Valley Bank.

Interest Income

Interest income was $1,735 for the six months ended December 31, 2010 and $2,307 for the six months ended December 31, 2009.

Net Loss

We recorded a net loss of $1,708,713 for the six months ended December 31, 2010 compared to a net loss $75,957 in the 2009 period  Approximately $514,000 of the loss is attributable to expenses related to warrant and option grants issued to the Company’s consultants, directors and employees.  We expect to continue to incur losses for the next year as we focus on sales growth and product development.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $7,580,000.

As of December 31, 2010, we had cash and cash equivalents of $3,194,945, compared to $1,852,231 as of June 30, 2010. This increase is primarily attributable to cash received from the exercise of warrants of $2,484,187 and advances under our credit line of $1,284,987 offset by an increase in accounts receivable of $1,063,934 as well as the net loss of $1,270,588 for the period.

Net cash used in operating activities was $2,168,879 for the six months ended December 31, 2010 compared to cash provided by operating activities of $1,003,016 for the six months ended December 31, 2009. During the 2010 period, our accounts receivable increased by $1,063,934 and our accounts payable increased by $13,044, compared to increases of $2,167,186 and $3,659,601, respectively, in the 2009 period. During the six months ended December 31, 2009, we increased the amount of prepaid expenses by $474,878, compared to an increase of $82,228 in the 2010 period.  We also recorded a much larger net loss for the six months ended December 31, 2010 compared to the 2009 period.  A significant amount of our sales in the 2009 period occurred late in the period which caused the larger increase in both accounts payable and accounts receivable in the 2009 period compared to the 2010 period.

Net cash used in investing activities was $240,717 for the six months ended December 31, 2010 compared to net cash used in investing activities of $159,753 for the six months ended December 31, 2009. This difference was primarily due to the purchase of the remaining interest in Pools Press in the 2010 period.

Net cash provided by financing activities was $3,752,310 for the six months ended December 31, 2010 compared to net cash used in financing activities of $11,075 for the corresponding period in 2009. The cash provided by financing activities for the 2010 period was primarily provided by the exercise of warrants to purchase the Company’s common stock as well as advances on our line of credit.  The advances on our credit line are primarily used to pay publisher invoices which are often due prior to receipt of payment for the related orders from our customers.

On July 23, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) for a $3,000,000 line of credit that matures on July 23, 2011.  The SVB line of credit bears interest at the prime rate plus 2% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4% when a Streamline Period is not in effect.  The line of credit is secured by all our and our subsidiaries’ assets.  Approximately $150,000 of the line of credit is committed to our corporate credit cards.  At any time, we may draw on that portion of the remaining $2,850,000 of the line of credit equal to approximately (i) eighty percent (80%) of our then outstanding accounts receivable, excluding certain accounts in arrears, foreign accounts and accounts for which the debtor is our affiliate, less (ii) amounts then committed under letters of credit and foreign exchange contracts and allocated to SVB’s cash management services (e.g., merchant services, direct deposit of payroll, business credit card and check cashing services).  As of December 31, 2010, approximately $1,565,000 was available for borrowing under the line of credit.

On November 12, 2010, the Company accepted an unsolicited offer made to the Company on behalf of certain of the holders of the common stock purchase warrants issued on December 22, 2006 whereby the holders of those warrants offered to exercise those warrants for cash if the Company would issue an additional warrant exercisable for one-half of the number of shares obtained upon the exercise, with an exercise price of $2.00 per share. The Company agreed to issue new warrants to these holders upon the cash exercise of those warrants on substantially the terms set forth in the offer letter. The holders of 1,987,350 of those warrants exercised for cash and received warrants to purchase 993,675 shares of our common stock at $2.00 per share.  The Company received $2,484,187 from the warrant exercises.

We have significant contractual commitments to vendors to purchase content over the next several fiscal years.  Payments of $2,690,000 are due in the fiscal year ending June 30, 2011.  Future commitments total in aggregate $4,395,000, $4,650,000, $5,000,000, $5,400,000, and $2,800,000 for the fiscal years ending June 30, 2012, 2013, 2014, 2015 and 2016, respectively.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended, and not reported previously by the Company in a Current Report on Form 8-K.

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

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: February 14, 2011		Chief Executive Officer

	By:	/s/ Richard McKilligan

Richard McKilligan
Date: February 14, 2011		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Common Stock Purchase Warrant (2)
4.3	Form of Common Stock Purchase Warrant (exercise price of $1.25) (2)
4.4	Form of Common Stock Purchase Warrant (exercise price of $1.75) (2)
4.5	Form of Common Stock Purchase Warrant dated November 17, 2010 (3)
4.6	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $1.75) (4)
4.7	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $2.25) (4)
10.1	Form of Indemnification Agreement (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

*	Filed herewith.
(1)	Incorporated by reference to the filing of such exhibit with the Company’s Registration Statement on Form SB-2 (File No. 333-148392), filed on December 28, 2007.
(2)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on November 12, 2010.
(3)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on November 19, 2010.
(4)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K/A filed on January 10, 2011.