Form 10-Q
period 2011-03-31
Derycz Scientific Inc
filed 2011-05-16
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 13, 2011, there were 16,822,509 shares of common stock outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Derycz Scientific, Inc.
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,753,921	$1,852,231
Accounts receivable, net of allowance of $89,061 and $59,061	8,558,034	4,448,269
Inventory	811,380	6,628
Prepaid expenses	908,689	714,287
Deferred offering costs	175,815	-
Other current assets	247,262	84,470

TOTAL CURRENT ASSETS	14,455,101	7,105,885

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $425,501 and $317,629	1,939,586	372,868

INTANGIBLE ASSETS
Intellectual property licenses, net of amortization of $438,900 and $297,887	714,301	674,779
Customer list	1,050,000	-

OTHER ASSETS	399,018	-
GOODWILL	1,669,689	223,385

TOTAL ASSETS	$20,227,695	$8,376,917
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,439,986	$4,887,636
Line of credit	1,171,178	-
Capital lease obligation, current	905,370	33,682
Other current liabilities	363,898	97,824
TOTAL CURRENT LIABILITIES	9,880,432	5,019,142

CAPITAL LEASE OBLIGATIONS	1,442,007	43,514
OTHER LONG TERM DEBT	187,828	-
LIABILITY FOR ESTIMATED EARNOUT	621,985
DEFERRED TAX LIABILITIES	350,000	-
TOTAL LIABILITIES	12,482,252	5,062,656

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares
authorized; no shares issued and outstanding
Common stock; $0.001 par value; 100,000,000 shares
authorized; 16,822,509 and 13,001,830 shares issued and outstanding	16,822	13,002
Additional paid-in capital	13,202,237	5,510,620
Accumulated deficit	(5,473,616)	(2,244,265)

TOTAL STOCKHOLDERS' EQUITY	7,745,443	3,279,357

NONCONTROLLING INTEREST	-	34,904
TOTAL EQUITY	7,745,443	3,314,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,227,695	$8,376,917

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

NET SALES	$7,628,334	$6,201,431	$22,156,368	$18,575,589

COST OF SALES	6,967,975	4,902,409	20,112,574	15,467,120

GROSS PROFIT	660,359	1,299,022	2,043,794	3,108,469

OPERATING EXPENSES:
General and administrative	1,921,882	1,094,937	4,587,544	2,832,163
Marketing and advertising	162,736	60,222	412,590	123,788
Depreciation and amortization	63,207	52,523	189,132	151,017

TOTAL OPERATING EXPENSES	2,147,825	1,207,682	5,189,266	3,106,968

INCOME (LOSS) FROM OPERATIONS	(1,487,466)	91,340	(3,145,472)	1,501

Other Income (Expense)	-	6,101	(3,775)	19,361
Currency Gain (Loss)	(9,313)	-	(9,313)	-
Interest expense	(24,817)	(1,955)	(73,475)	(5,098)
Interest income	949	1,273	2,684	3,578

INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	(1,520,647)	96,759	(3,229,351)	19,342

NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	4,456	-	5,914

NET INCOME (LOSS) ATTRIBUTABLE TO DERYCZ SCIENTIFIC, INC.	$(1,520,647)	$101,215	$(3,229,351)	$25,256

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.10)	$0.01	$(0.23)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	15,866,221	12,961,830	14,345,169	12,961,830

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statement of Stockholders' Equity
For the nine months ended March 31, 2011
(unaudited)

			Additional
	Common stock		paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, July 1, 2010	13,001,830	$13,002	$5,510,620	$(2,244,265)	$34,904	$3,314,261
Acquisition of remaining interest in Pools Press	-	-	(120,000)	-	-	(120,000)
Adjustment for noncontrolling interest in Pools Press	-	-	34,904	-	(34,904)	-
Fair value of common shares issued for services	38,565	39	76,084	-	-	76,123
Fair value of options issued to employees	-	-	84,559	-	-	84,559
Common shares issued upon exercise of warrants	2,170,193	2,170	2,482,017	-	-	2,484,187
Fair value of common shares issued for customer list	75,000	75	71,175	-	-	71,250
Fair value of warrants issued for services	-	-	986,815	-	-	986,815
Fair value of warrants issued to directors for services	-	-	80,652	-	-	80,652
Common shares issued for cash	1,200,000	1,200	2,782,832	-	-	2,784,032
Common shares issued for acquisition of TAAG	336,921	336	1,212,579	-		1,212,915
Net loss for the period	-	-	-	(3,229,351)	-	(3,229,351)

Balance, March 31, 2011	16,822,509	$16,822	$13,202,237	$(5,473,616)	-	$7,745,443

See notes to condensed consolidated financial statements

Derycz Scientific, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,229,351)	$19,342
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	244,243	195,608
Fair value of vested stock options	84,559	-
Fair value of vested warrants issued for services	1,067,467	3,301
Fair value of common shares issued for services	76,123	-

Changes in assets and liabilities:
Accounts receivable	(1,876,631)	(638,611)
Inventory	(8,779)	196
Prepaid expenses	(370,217)	182,210
Other current assets	15,735	(43,846)
Accounts payable and accrued expenses	(960,559)	1,010,733
Other current liabilities	102,293	(40,779)
Income taxes payable	(600)	(3,659)

Net cash provided by (used in) operating activities	(4,855,717)	694,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(83,312)	(73,231)
Purchase of Intellectual Property licenses	(98,998)	(207,671)
Cash acquired upon acquisition of TAAG	645,688	-
Acquisition of remaining interest in Pools Press	(120,000)	-

Net cash provided by (used in) investing activities	343,378	(280,902)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of capital lease obligation	(25,368)	(18,919)
Issuance of shares upon exercise of warrants for cash	2,484,187	-
Issuance of common shares and warrants for cash	2,784,032	-
Advances under line of credit	1,171,178	-

Net cash provided by (used in) financing activities	6,414,029	(18,919)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,901,690	394,674

CASH AND CASH EQUIVALENTS, Beginning of period	1,852,231	1,854,093

CASH AND CASH EQUIVALENTS, End of period	$3,753,921	$2,248,767

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$73,475	$32,853

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Adjustment to additional paid in capital to reflect acquisition of remaining noncontrolling interest	$34,904	-
Acquisition of customer list through the issuance of common shares	$71,250	-
Capital lease obligation	$-	42,640
Grant of common shares for acquisition	$1,212,195	-
Liability for estimated earnout	$621,985	-
Minority share of losses of subsidiary	$-	(5,914)

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended March 31, 2011 and 2010 (Unaudited)

Note 1 — Organization, Nature of Business and Basis of Presentation

(a) Organization and nature of business

Derycz Scientific, Inc. (the “Company”) was incorporated in the State of Nevada on November 2, 2006.  The Company, together with its subsidiaries, seeks to facilitate the use of scientific and technical information in both traditional and innovative ways.  The Company serves both the publishers who own the rights to use such information and the customers who use it.  The Company utilizes web-based platforms as well as traditional delivery channels and is developing products and services that make it easier for our customers to find and use scientific and technical information. The Company operates within the periodicals publishing industry. The Company has developed products in the following areas:

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

(b) Concentration of credit risk

One customer accounted for 11% of the revenues for the three months ended March 31, 2011 and one customer accounted for 12% of the revenue for the nine months ended March 31, 2011.  One customer accounted for 18% of the revenues for the three months ended March 31, 2010, and one customer accounted for 22% of the revenue for the nine months ended March 31, 2010.

As of June 30, 2010, three customers accounted for 14%, 13% and 12% of accounts receivable, and one customer accounted for 29% of accounts receivable at March 31, 2011.

During the three months ended March 31, 2011 the Company's purchases from two vendors represented 24% and 20% of our content costs and during the nine months ended March 31, 2011 the Company's purchases from two vendors represented 23% and 17% of our content costs.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in Euros with a US dollar equivalent of $645,688 at March 31, 2011, was held in accounts at financial institutions located in Europe.  In addition, the Company maintains funds in bank accounts in the United States which at times may exceed the federally insured balance of $250,000.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. As of March 31, 2011, receivables with a US dollar equivalent of $2,233,134 were denominated in Euros.

(c) Stock-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.  Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

(d)  Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into United States dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period.

(e) Shipping and handling costs

The Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $89,493 and $94,419, respectively, for the three months ended March 31, 2011 and 2010 and $334,132 and $196,247 for the nine months ended March 31, 2011 and 2010.

(f) Net Income (Loss) per share

The FASB requires presentation of basic earnings per share and diluted earnings per share.   Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Warrants to purchase 2,894,684 and 2,855,009 shares of common stock and options to purchase 1,439,000 and 1,022,000 shares of common stock have been excluded from the calculation of diluted net loss per share for the three and nine months ended March 31, 2011 and 2010, respectively, as the effect would have been anti-dilutive.

(g) Marketing and advertising expenses

Marketing and advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Marketing and advertising expense amounted to $162,736 and $60,222 for the three months ended March 31, 2011 and 2010 and $412,590 and $123,788, for the nine months ended March 31, 2011 and 2010, respectively.

(h) Reclassifications

The Company has reclassified $59,240 and $501,709 of costs previously included in general administrative costs in the three and nine months ended March 31, 2010, respectively, to costs of sales to conform to 2011 presentation.  These costs represent employee costs directly attributable to production.

(i)  Recently issued accounting pronouncements

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

(j)  Deferred Offering Costs

The Company incurs and defers certain legal and professional costs directly related to future equity offerings or financing transactions.  These costs are reflected as reductions to the proceeds when the offerings or financings are closed, or expensed as an operating cost if the offering does not occur.

Note 3 — Acquisition of TAAG.

On March 31, 2011, the Company entered into an agreement with Fimmotaag, S.p.a., a privately held company pursuant to which the Company acquired 100% of the issued and outstanding common stock of Techniques Appliquées aux Arts Graphiques, S.p.A. (“TAAG”)  in exchange for 336,921 shares of the Company’s common stock in addition to future payments payable under the terms of the purchase agreement (the “Earnout Payments”). TAAG is a printing and logistics company located outside of Paris, France. The acquisition has been accounted for as a purchase in accordance with current accounting guidance on business combinations. As such, the results of TAAG’s operations will be included in the consolidated financial statements beginning April 1, 2011.  The assets and liabilities of TAAG as well as the Company’s investment in TAAG are included in the Company’s balance sheet at March 31, 2011.

The purchase price of $1,834,901 consisted of the issuance of 336,921 shares of the Company’s common stock, valued at $1,212,915, based on the trading price of the Company’s common stock on March 31, 2011 ($3.60 per share), as well as an estimate of the earn out payments of $621,985. The Company has made a preliminary allocation of purchase price to the fair value of the acquired assets as follows:

Fair value of net assets acquired	$5,849,262
Fair value of liabilities assumed	(6,160,665)
Deferred tax liability	(350,000)
Intangible assets:
Customer list	1,050,000
Goodwill	1,446,304
Purchase Price	$1,834,901

The allocation to the assets and liabilities was made based upon a preliminary evaluation made by management. The Company is in the process of completing a formal valuation of the acquired intangibles, accordingly the preliminary allocations made by the Company may change based upon the receipt of the completed valuations.

Goodwill represents the excess of the purchase price of an acquired company over the fair value of the identifiable assets acquired and liabilities assumed. The provisions of current accounting guidance state that goodwill of a reporting unit must be tested for impairment on an annual basis or at any other time during the year if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount.

Circumstances that could trigger an impairment test include: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit, and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. Management has reviewed recorded goodwill for impairment and based upon this review believes there are no indicators of impairment at March 31, 2011.

In accordance with the purchase agreement, the Earnout Payments can be paid in cash or the Company’s common stock at Fimmotaag’s discretion.  The amounts of the Earnout Payments are based on TAAG’s achievement of certain net revenue targets during each of the five years ending December 31, 2011 through December 31, 2015.  Each year, the Earnout Payment will be calculated based on the following formula: 20% of the first 200,000 Euros of net income before taxes of TAAG for the applicable year; plus 30% of the net income before taxes of TAAG between 200,000 and 300,000 Euros; plus 40% of the net income before taxes of TAAG in excess of 300,000 Euros.  We expect that the value of the Earnout Payments will be approximately $621,985 based on the earnings estimates for TAAG during the earnout period and we have recorded that amount as a liability as of March 31, 2011.

The following sets out the unaudited pro forma operating results for the three and nine months ended March 31, 2011 and 2010 for the Company had the acquisition occurred as of July 1, 2009.  These amounts include amortization of the customer list:

	Pro Forma (Unaudited) Three Months ended March 31,		Pro Forma (Unaudited) Nine Months ended March 31,
	2011	2010	2011	2010
Net sales	$10,863,863	$9,685,347	$31,993,003	$33,139,399
Cost of sales	9,201,492	7,074,338	26,289,351	26,633,554
Gross profit	1,662,371	2,611,009	5,703,652	6,505,845
Operating expenses	3,529,850	2,787,991	9,345,814	10,269,305
Operating loss	(1,867,479)	(176,982)	(3,642,162)	(3,763,460)
Other expense	(105,652)	(13,502)	(220,241)	(197,138)
Minority Interest in loss	-	4,456	-	5,914
PRO FORMA NET LOSS	$(1,973,131)	$(186,028)	$(3,862,403)	$(3,954,684)
Pro forma net loss per weighted average share, basic and diluted	$(0.12)	$(0.01)	$(0.27)	$(0.30)

Note 4 — Property and Equipment

Property and equipment consists of the following as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010

Computer equipment	$199,161	$122,687
Software	180,266	176,586
Printing equipment	1,739,398	329,092
Furniture and fixtures	188,364	58,132
Autos and vans	57,898	4,000
	2,365,087	690,497
Less accumulated depreciation	(425,501)	(317,629)
	$1,939,586	$372,868

Printing equipment includes $1,398,352 of equipment under capital lease and related accumulated depreciation of $85,328 and $63,021 as of March 31, 2011 and June 30, 2010, respectively.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $35,402 and $35,119, respectively, and $107,872 and $92,787, respectively, for the nine months ended March 31, 2011 and 2010.

Note 5 — Stockholders’ Equity

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

On January 11, 2011, the Company issued options to purchase 10,000 shares of the Company’s common stock to one employee under the 2007 Equity Compensation Plan, at an exercise price of $3.00.  These options vest over 3 years, with one-twelfth of the grant vesting on the last day of each calendar quarter through March 31, 2014.

On February 9, 2011, the Company issued options to purchase 10,000 shares of the Company’s common stock to one employee under the 2007 Equity Compensation Plan, at an exercise price of $3.05.  These options vest over 3 years, with one-twelfth of the grant vesting on the last day of each calendar quarter through March 31, 2014.

On February 9, 2011, the Company approved the issuance of options to purchase 10,000 shares of the Company’s common stock to one employee under the 2007 Equity Compensation Plan, at an exercise price of $1.50.  These options were erroneously excluded from the option grants approved on July 27, 2010.  These options vest over 3 years, with one-twelfth of the grant vesting on the last day of each calendar quarter through September 30, 2013.

The aggregate fair market value of the options granted above was $312,428, of which $84,559 was amortized during the nine months ended March 31, 2011.  The fair value was determined based upon a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the options of 3 to 4 years.

At March 31, 2011 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2010	1,022,000	$1.26
Granted	417,000	$1.17
Exercised	—
Cancelled	—
Balance at March 31, 2011	1,439,000	$1.23

Additional information regarding options outstanding as of March 31, 2011 is as follows:

	Options Outstanding
	Options Outstanding	Remaining Contractual Life	Options Exercisable
Option Exercise Price	As of 3/31/11	(in years)	as of 3/31/11
$1.50	530,000	6.75	530,000
1.00	492,000	8.17	492,000
1.02	379,000	9.33	94,770
3.00	15,000	9.75	2,083
3.05	10,000	9.875	-
1.50	10,000	9.875	-
3.65	3,000	9.98	250
Total	1,439,000		1,119,103

As of March 31, 2011, the intrinsic value of the outstanding options was approximately $4,464,161 based on the trading price of the Company’s common stock on March 31, 2011.

Warrants

At March 31, 2011 warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 1, 2010	2,855,009	$1.34
Granted	2,533,675	1.98
Exercised	(2,412,250)	—
Expired	(81,750)
Balance at March 31, 2011	2,894,684	$2.01

The intrinsic value of the warrants outstanding at March 31, 2011 was approximately $4,610,162 based on the trading price of the Company’s common stock on March 31, 2011.

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

During the nine months ended March 31, 2011, warrants to purchase 424,900 shares of the Company’s common stock were exercised under the cashless exercise provisions of the warrants.  The Company issued 182,843 shares of common stock as a result of those exercises.

Warrants to purchase 81,750 shares of the Company’s common stock expired on December 22, 2010.

On October 29, 2010, the Company issued warrants to purchase an aggregate of 600,000 shares of the Company’s common stock to two consultants for services to be rendered under consulting agreements with the Company. All of the warrants have a four year exercise term. Of the aggregate issuance, warrants to purchase 400,000 shares are exercisable at $1.25 per share, vest immediately and were valued at $256,148. The remaining warrants to purchase 200,000 shares are exercisable at $1.75 per share and vest over a one year period. The fair market value of the warrants amortized during the nine months ended March 31, 2011, was $508,148 using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.

In connection with the appointments of General Merrill McPeak, Mr. Scott Ogilvie and Mr. Gregory Suess to the Company’s Board of Directors, on November 5, 2010 the Company issued to each of them a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrants is subject to the following vesting schedule: 12,500 shares vest and become exercisable under the Warrant on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. Each Warrant expires on November 5, 2015. The fair market value of the warrants upon issuance was $161,304 of which $80,652 was amortized during the nine months ended March 31, 2011, using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.

On December 21, 2010, the Company issued warrants to purchase an aggregate of 400,000 shares of the Company’s common stock to two consultants for services to be rendered under consulting agreements with the Company. All of the consultant warrants have a four-year exercise term. Of the aggregate issuance, warrants to purchase 133,333 shares are exercisable at $1.75 per share and warrants to purchase 266,667 shares are exercisable at $2.25 per share. All of the consultant warrants vest over a one-year period, subject to certain exceptions.  The fair market value of the warrants amortized during the nine months ended March 31, 2011 was $478,667 using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.

Shares issued for services

During the nine months ended March 31, 2011, the Company issued 38,565 shares of its common stock valued at $76,123 based on the trading price of the Company’s common stock on the date of the grant to three consultants.  Such costs are included in operating expenses in our accompanying statement of operations for the nine months ended March 31, 2011.

On October 12, 2010, the Company purchased a customer list in exchange for 75,000 shares of common stock valued at $71,250 based on the trading price of the Company’s common stock on the date of the grant.

Shares issued for cash

On February 14, 2011, the Company issued 1,200,000 shares of common stock and warrants to purchase 300,000 common shares with an exercise price of $3.00 per share for net proceeds of $2,784,032.  The warrants have a three year term and will expire on February 14, 2014.

Note 6 — Line of Credit

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

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of March 31, 2011.  The balance outstanding as of March 31, 2011 was $1,171,178.  As of March 31, 2011, $1,678,822 was available under the line of credit.

Note 7 – Acquisition of Remaining Interest in Pools Press

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

Note 8 — Contingencies and Commitments

The Company has entered into agreements with publishers wherein the publishers have granted the Company an exclusive right to sell reprints of certain of each of the publishers’ publications. In exchange for the grant of rights the Company has agreed to pay to publishers, in aggregate, the following amounts:

Fiscal Year Ending June 30	Payment Amount
2011	$1,095,000
2012	4,395,000
2013	4,650,000
2014	5,000,000
2015	5,400,000
2016	2,800,000
Total	$23,340,000

During the nine months ended March 31, 2011, the Company paid the publishers $3,735,000, in aggregate, for these rights.

The Company is amortizing the cost of each of these contracts each reporting period on a straight line basis over the terms of the agreements including the period being reported on.  During the nine months ended March 31, 2011, the Company amortized $2,936,719 of these costs and $663,281 is recorded as a prepaid expense as of March 31, 2011.

Note 9   — Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Nine Months Ended March 31,
	2011	2010
Federal income tax rate	(34.00)%	(34.00)%
State tax, net of federal benefit	(4.31)%	(3.17)%
Permanent differences	0.90%	(0.07)%
Change in valuation allowance	37.41%	9.70%
Benefit for interim period loss not recorded	—%	27.54%
Effective income tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

The Company has provided a full valuation allowance on the deferred tax assets at March 31, 2011 and June 30, 2010 to reduce such asset to zero since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

At March 31, 2011 and June 30, 2010, the Company had federal net operating loss (“NOL”) carryforwards of approximately $1,461,000 and state NOL carryforwards of approximately $1,094,000. Federal NOLs could, if unused, expire in 2030. State NOLs, if unused, could expire in 2020.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2011 and June 30, 2010, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2011 and June 30, 2010, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended March 31, 2011 and 2010 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our limited operating history, our ability to compete successfully with existing and new reprint companies, and the sufficiency of our cash and cash equivalents. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

On March 31, 2011, the Company entered into an agreement with Fimmotaag, S.p.a., a privately held company domiciled in France, pursuant to which the Company acquired 100% of the issued and outstanding common stock of Techniques Appliquées aux Arts Graphiques, S.p.A. (“TAAG”) in exchange for 336,921 shares of the Company’s common stock in addition to future payments payable at the option of Fimmotaag in cash or the Company’s common stock under the terms of the purchase agreement. TAAG is a printing and logistics company located outside of Paris, France.

Derycz, through Reprints, TAAG and Pools, seeks to facilitate the use of scientific and technical information in both traditional and innovative ways.   The Company has over 270 customers and has delivered articles in either hard copy or electronic form to over 100 countries.  The Company has delivered more than 5.4 million articles during the nine months ended March 31, 2011.  We provide live customer service to our customers 24 hours a day.  The Company serves both the publishers who own the rights to use the information and the customers who use the information.  The Company utilizes web-based platforms as well as traditional delivery channels and is developing products and services that make it easier for our customers to find and use information.  The publishers of scientific and technical information publish hundreds of thousands of new articles each year in addition to the tens of millions of existing articles that have been published in the past.  Derycz Scientific, through Reprints, provides its customers with access to that published content and related software, systems and services.  Our customers use this content for marketing, regulatory or research purposes. Generally, marketing departments order large quantities of printed copies, called “reprints,” that they distribute to interested parties, including customers and doctors who may prescribe a customer’s products, and electronic copies, called “eprints”, for distribution through the Internet and other electronic mechanisms. Researchers and regulatory personnel generally order single copies, called “document delivery”, for use in their research activities.  In order to use the content, our customers must pay appropriate copyright fees and our services ensure that we have obtained the necessary permissions from the owners of the published content so that our customers’ use of the content complies with applicable copyright laws. Our services alleviate the need for our customers to contact multiple publishers in order to obtain the required permissions. Pools Press also offers other commercial printing products, such as the production of documents and newsletters as well as distribution logistics for printed materials.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010:

Sales and Cost of Goods Sold

We achieved revenue of $7,628,334 for the three months ended March 31, 2011, compared to revenue of $6,201,431 for the three months ended March 31, 2010, an increase of 23%.

The revenue of our main operating company, Reprints, increased to $6,983,036 for the three months ended March 31, 2011 from $5,595,513 for the three months ended March 31, 2010, an increase of 25%. Revenue from Pools Press decreased from $605,918 in the 2010 period to $637,938 in the 2011 period, after reducing Pools’ revenues by the intercompany sales between Reprints Desk and Pools Press.  Approximately 12% of our revenues were derived from new customers in the 2011 period.  We expect our sales to existing customers will continue increasing as they spend more on existing products as well as new products. Our new customers have been obtained from both by our publisher relationships and our internet marketing efforts. We expect to achieve significant growth in new customers, provided we: 1) expand our sales force, 2) continue enhancing our current line of products and 3) develop and provide new products. We believe that we are well positioned to achieve these three goals in the coming 12 months. Assuming our current customers continue to increase their spending and TAAG's revenues continue at their current rate, we expect our revenues for the fourth quarter of fiscal 2011 ending June 30, 2011 to be in the range of $10.6 to $11.2 million.  Those revenues will include the revenues from TAAG.

Our cost of goods sold increased from $4,902,409 for the three months ended March 31, 2010 to $6,967,975 for the three months ended March 31, 2011, which represents an increase of 42%.  This increase in our cost of goods sold decreased our overall gross margin percentage from 21% of sales in the 2010 period to 9% in the 2011 period.  The primary reason for the decrease in our gross margins was due to an  accounting method which requires us to amortize our “Certain Publisher Guaranteed Payments” or (“CPGPs”) on a straight-line basis over the life of the contracts, instead of expensing a percentage of revenue derived from those contracts.  Most of our CPGPs commenced during fiscal 2011 and therefore our CPGPs costs were not significant in the 2010 period. This accounting treatment results in higher amortized costs in the early periods of the agreements.  For the three months ended March 31, 2011, we recorded approximately $1,059,000 in revenue under our CPGPs, while amortizing approximately $1,304,000, which caused our cost of goods sold to increase significantly relative to the revenue levels and therefore significantly reducing our gross margin.  Had we been able to amortize these expenses as a percentage of our revenue based on our revenue projections over the life of the contracts, we would have recorded $892,500 in amortized cost for the period. Based on our revenue growth in our CPGPs that has occurred this fiscal year, we expect that in the coming 12 months, our revenue from our CPGPs will be greater than their straight-line amortization cost.

We continue to develop and market new higher margin products. While we develop these new products, we are concentrating on increasing our margins on our current business by pre-paying for certain publisher content. These pre-payments would allow us to receive significantly more discounts from the publishers from whom we purchase media.  If we are successful in obtaining these discounts, this would significantly enhance our gross margins in our business. However, there is no assurance that we will be successful in our ability to finance these pre-payments or obtain these additional discounts.

In addition, we may encounter price competition in our core markets for document delivery, reprints as well as commercial printing. In an attempt to grow revenue, we may lower margins to attract new business, particularly on large orders outside our publisher agreements. Furthermore, if we enter into additional long term publishing contracts that require us to increase our CPGP’s, we will be forced to amortize the costs of these CPGP’s on a straight-line basis, which may result in a higher cost of goods sold than the revenue amount in the initial periods of those contracts. Despite our attempts to increase our gross margins, these factors have caused a decrease in our overall margins for this period and may have the effect of lowering our overall margins for future periods in which these factors are present.

Operating Expenses

General and Administrative

Our general and administrative expenses increased $826,945 or 76% from $1,094,937 for the three months ended March 31, 2010 to $1,921,882 for the three months ended March 31, 2011.  The bulk of the increase was related to the amortization of warrants issued to two consultants and three of our directors.  During the 2011 period we recognized expenses totalling $578,479 related to the amortization of  warrants to two consultants and $40,326 related to the amortization of warrants issued to three of our directors.  Pools’ share of the general and administrative expenses was approximately $56,000 in the 2011 period and $52,000 for the 2010 period. These expenses include Reprints’ administrative salary costs, which were $682,245 in the 2011 period and $657,494 in the 2010 period, an increase of $24,751 or 4%. Our sales and marketing team, information technology team and our accounting team have all increased during the past year.  Due to the expansion of our sales volume and in order to continue to develop our computer system and products, we expect to add a small number of new employees in the next twelve months.

Marketing and Advertising

Our marketing and advertising expenses increased from $60,222 for the three months ended March 31, 2010 to $162,736 for the three months ended March 31, 2011, an increase of 170%. This increase was due to our expanded marketing efforts during the 2011 period.  In 2011, we expect our marketing costs to remain at the current level or increase marginally, to approximately $500,000 for fiscal 2011. Our marketing costs include advertising, events, direct response and integrated marketing campaigns, public relations and content publicity, search engine optimization and marketing, thought leadership programs, channel alliances training, and analyst relations.  In addition, a portion of our marketing expenses is dedicated to research and customer retention.

Depreciation and Amortization

Our depreciation and amortization expense increased approximately 20% from $52,523 for three months ended March 31, 2010 to $63,207 for the three months ended March 31, 2011.  Our depreciation and amortization expense was primarily attributable to amortization on software and intellectual property licenses as well as depreciation on computer equipment which supports our order processing systems.

Interest Expense

Interest expense was $24,817 for the three months ended March 31, 2011 and $1,955 for the three months ended March 31, 2010. The 2011 interest expense was primarily attributable to the interest paid on a credit line with Silicon Valley Bank.

Interest Income

Interest income was $949 for the three months ended March 31, 2011 and $1,273 for the three months ended March 31, 2010.  We maintain all of our cash in our bank accounts and we do not expect these accounts to earn significant amounts of interest.

Net Income (Loss)

As a result of these factors, we recorded a net loss of $1,520,647 for the three months ended March 31, 2011 compared to net income of $101,215 in the 2010 period.  We continue to focus on sales growth and product development while containing costs whenever possible.

Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010:

Sales and Cost of Goods Sold

We achieved revenue of $22,156,368 for the nine months ended March 31, 2011, compared to revenue of $18,575,589 for the nine months ended March 31, 2010, an increase of 19%.

The revenue of our main operating company, Reprints, increased from $16,198,106 for the nine months ended March 31, 2010 to $20,401,319 for the nine months ended March 31, 2011, an increase of 26%. This is primarily a result of strong reprint sales in both periods.   Pools Press contributed the remainder of the revenue. We expect to continue with significant revenue growth this year.

Our cost of goods sold increased from $15,467,120 for the nine months ended March 31, 2010 to $20,112,574 for the nine months ended March 31, 2011, which represents an increase of 30%. The overall gross margin percentage decreased from 17% of sales in the 2010 period to 9% in the 2011 period.  The primary reason for the decrease in our gross margins was due to an accounting method which requires us to amortize CPGPs on a straight line basis over the life of the contracts instead of expensing a percentage of the revenue recognized under the contracts.  This accounting treatment results in higher amortized costs in the early periods of the agreements.  For the nine months ended March 31, 2011, we recorded approximately $2,439,000 in revenue under the CPGPs ($1,380,000 during the six months ending December 31, 2010 and $1,059,000 during the three months ending March 31, 2011) while amortizing approximately $3,072,000 ($1,768,000 during the six months ending December 31, 2010 and $1,304,000 during the three months ending March 31, 2011), which caused our cost of goods sold to increase significantly relative to the revenue levels and therefore significantly reducing our gross margin.  Had we been able to amortize these expenses as a percentage of our revenue based on our revenue projections over the life of the contracts we would have recorded $2,073,150 in amortized costs for the period, a difference of $998,850 for the nine months.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 62% from $2,832,163 for the nine months ended March 31, 2010 to $4,587,544 for the nine months ended March 31, 2011. These costs included $185,750 paid to a consultant as well as $986,815 recorded as an expense upon the issuance of warrants to two consultants and $80,652 related to the amortization of warrants issued to three of our directors.  Pools’ share of these expenses was approximately $174,000 in the 2010 period and $160,500 for the 2011 period. These expenses include Reprints’ administrative salary costs, which were $2,593,810 in the 2011 period and $1,963,995 in the 2010 period, an increase of $629,815 or 32%.  These costs have increased substantially over the past year as a result of the addition of accounting and administrative employees needed as a result of our growth.

Marketing and Advertising

Our marketing and advertising expenses increased 233% from $123,788 for the nine months ended March 31, 2010 to $412,590 for the nine months ended March 31, 2011. These costs have become a more significant expense for us as a result of increased participation in publishing industry trade shows and other advertising and marketing efforts and we expect these costs to be approximately $500,000 for fiscal 2011.

Depreciation and Amortization

Our depreciation and amortization expense increased 25% from $151,017 for nine months ended March 31, 2010 to $189,132 for the nine months ended March 31, 2011. Our depreciation and amortization expense was primarily attributable to amortization on software and intellectual property licenses as well as depreciation on computer equipment which supports our order processing systems.

Interest Expense

Interest expense was $73,475 for the nine months ended March 31, 2011 and $5,098 for the nine months ended March 31, 2010. The 2011 interest expense was primarily attributable to the interest paid on a credit line with Silicon Valley Bank.

Interest Income

Interest income was $2,684 for the nine months ended March 31, 2011 and $3,578 for the nine months ended March 31, 2010.

Net Income (Loss)

We recorded a net loss of $3,229,351 for the nine months ended March 31, 2011 compared to a net income of $25,256 in the 2010 period.  Approximately $1,173,000 of the loss is attributable to expenses related to warrant and option grants issued to the Company’s consultants, directors and employees.  We expect to continue to incur losses for the next 12 months as we focus on sales growth and product development.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $10,350,000, of which $5,250,000 has been raised in the current fiscal year.

As of March 31, 2011, we had cash and cash equivalents of $3,753,921, compared to $1,852,231 as of June 30, 2010. This increase is primarily attributable to cash received from the sale of common shares and warrants for $2,784,032, exercise of warrants of $2,484,187 and advances under our credit line of $1,171,178 offset by an increase in accounts receivable of $1,876,631 as well as the net loss of $3,229,351 for the period.

Net cash used in operating activities was $4,855,717 for the nine months ended March 31, 2011 compared to cash provided by operating activities of $694,495 for the nine months ended March 31, 2010. During the 2010 period, our accounts receivable increased by $638,611 and our accounts payable decreased by $1,010,733, compared to increases of $1,876,631 and $960,559, respectively, in the 2011 period. During the nine months ended March 31, 2011, we increased the amount of prepaid expenses by $370,217, compared to a decrease of $182,210 in the 2010 period.  We also recorded a much larger net loss for the nine months ended March 31, 2011 compared to the 2010 period.

Net cash provided by investing activities was $343,378 for the nine months ended March 31, 2011 compared to net cash used in investing activities of $280,902 for the nine months ended March 31, 2010. This difference was primarily due to the cash acquired upon the acquisition of TAAG partially offset by the purchase of the remaining interest in Pools Press in the 2011 period.

Net cash provided by financing activities was $6,414,029 for the nine months ended March 31, 2011 compared to net cash used in financing activities of $18,919 for the corresponding period in 2010. The cash provided by financing activities for the 2011 period was primarily provided by the sale of common shares and warrants, the exercise of warrants to purchase the Company’s common stock as well as advances on our line of credit.  The advances on our credit line are primarily used to pay publisher invoices which are often due prior to receipt of payment for the related orders from our customers.

On July 23, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) for a $3,000,000 line of credit that matures on July 23, 2011.  The SVB line of credit bears interest at the prime rate plus 2% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4% when a Streamline Period is not in effect.  The line of credit is secured by all our and our subsidiaries’ assets.  Approximately $150,000 of the line of credit is committed to our corporate credit cards.  At any time, we may draw on that portion of the remaining $2,850,000 of the line of credit equal to approximately (i) eighty percent (80%) of our then outstanding accounts receivable, excluding certain accounts in arrears, foreign accounts and accounts for which the debtor is our affiliate, less (ii) amounts then committed under letters of credit and foreign exchange contracts and allocated to SVB’s cash management services (e.g., merchant services, direct deposit of payroll, business credit card and check cashing services).  As of March 31, 2011, approximately $1,565,000 was available for borrowing under the line of credit.

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

On February 14, 2011, the Company issued 1,200,000 shares of common stock and warrants to purchase 300,000 common shares with an exercise price of $3.00 per share for net proceeds of $2,784,032.  The warrants have a three year term and will on February 14, 2014.

We have significant contractual commitments to vendors to purchase content over the next several fiscal years.  Payments of $1,095,000 are due in the fiscal year ending June 30, 2011.  Future commitments total in aggregate $4,395,000, $4,650,000, $5,000,000, $5,400,000, and $2,800,000 for the fiscal years ending June 30, 2012, 2013, 2014, 2015 and 2016, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange Act (defined  below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: May 16, 2011		Chief Executive Officer

	By:	/s/ Richard McKilligan

Richard McKilligan
Date: May 16, 2011		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
2.2	English translation of Purchase Agreement executed by Derycz Scientific, Inc. (2)
2.3	English translation of Amendment to Purchase Agreement executed by Derycz Scientific, Inc. (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Common Stock Purchase Warrant (3)
4.2	Form of Common Stock Purchase Warrant (exercise price of $1.25) (3)
4.3	Form of Common Stock Purchase Warrant (exercise price of $1.75) (3)
4.4	Form of Common Stock Purchase Warrant dated November 17, 2010 (4)
4.5	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $1.75) (5)
4.6	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $2.25) (5)
4.7	Form of Common Stock Purchase Warrant dated February 15, 2011 (6)
10.1	Form of Securities Purchase Agreement dated February 14, 2011 (6)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

*	Filed herewith.
(1)	Incorporated by reference to the filing of such exhibit with the Company’s Registration Statement on Form SB-2 (File No. 333-148392), filed on December 28, 2007.
(2)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on April 4, 2011.
(3)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on November 12, 2010.
(4)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on November 19, 2010.
(5)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K/A filed on January 10, 2011.
(6)	Incorporated by reference to the filing of such exhibit with the Company’s Current Report on Form 8-K filed on February 16, 2011.