Form 10-K
period 2011-06-30
Derycz Scientific Inc
filed 2011-09-28
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

Registrant's telephone number, including area code: (310) 477-0354

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $18,180,746 (based on the closing price of $2.65 as reported on the OTC Bulletin Board as of that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of September 26, 2011, there were 17,069,437 shares of the registrant’s common stock outstanding.

i

PART I

Item 1. Business

Company Overview

Derycz Scientific is a publicly traded holding company with three wholly owned subsidiaries, Reprints Desk, Inc., a Delaware corporation (“Reprints” or “Reprints Desk”), Techniques Appliquées aux Arts Graphiques, S.p.A., an entity organized under the laws of France (“TAAG”), and Pools Press, Inc., an Illinois corporation (“Pools” or “Pools Press”). Derycz is an information logistics company that serves both publishers and content users primarily in the United States and Europe by utilizing internet-based platforms as well as traditional delivery channels to facilitate the exchange of copyrighted material between the publishers that own the content and the customers seeking to use it as well as facilitating the use of non-copyrighted material. We are developing services that will allow greater access to electronic versions of copyrighted media through the use of social, mobile and search tools, which will be launched during fiscal 2012. We seek to create systems, technology and processes that facilitate the use of scientific and technical information in both traditional and innovative ways. We are adopting models similar to Amazon, Netflix and other information “super-aggregators” to help some of the world’s top Life Science and other research-driven companies overcome costly information logistics challenges related to the online and offline use of information.

The solutions we provide can be classified into three groups; marketing solutions, research solutions and publisher solutions.  Generally, marketing departments order large quantities of printed copies, called “reprints,” that they distribute to interested parties, including customers and doctors who may prescribe a customer’s products, and electronic copies, called “eprints,” for distribution through the Internet and other electronic mechanisms. TAAG and Pools Press print the reprints we deliver to our customers whenever possible and are responsible for any logistics required to distribute such reprints. TAAG also prints other materials that are used for marketing purposes and provides other information logistics products and services.  Researchers and regulatory personnel generally order single copies of literature, called “document delivery,” for use in their research activities. In order to use the content, our customers must pay appropriate copyright fees and our services ensure that we have obtained the necessary permissions from the owners of the published content so that our customers’ use of the content complies with applicable copyright laws. We also help these customers to maximize the information resources they already own.  Our services alleviate the need for our customers to develop internal systems or contact multiple publishers in order to obtain the required information.  Our publisher solutions include technology solutions and reprint management services, whereby we are responsible for all aspects of reprint and eprint production for a publisher, from taking orders to final delivery. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reprinted materials.

The Company endeavors to make any published media available to its customers and to help its customers identify the most useful and relevant media for their purposes. TAAG provides the Company not only with logistics, printing and distribution capabilities in Europe, but also provides us with access to more European customers through its sales force. The Company has over 500 customers and has delivered articles in either hard copy or electronic form to over 100 countries. The Company delivered more than 6.4 million articles during the year ended June 30, 2011. We provide live customer service 24 hours a day. The Company serves both the publishers who own the rights to the information and the end-users of the information.

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

On March 31, 2011, the Company entered into an agreement with Fimmotaag, S.p.A., a privately held company domiciled in France, pursuant to which the Company acquired 100% of the issued and outstanding common stock of TAAG in exchange for 336,921 shares of the Company’s common stock in addition to future payments payable at the option of Fimmotaag in cash or the Company’s common stock under the terms of the purchase agreement. TAAG is a printing and logistics company located outside of Paris, France. The acquisition of TAAG will allow us to implement a content delivery access point for European publishers and customers.  We have presented the results of TAAG as a separate segment since its operations are not yet fully integrated with the operations of the rest of the Company.

Our business model is based on serving as an intermediary between content producers and secondary users. For our marketing and research solutions, we charge fees for aggregating and distributing copies of published materials. Our pricing structure varies with the service provided, whereby we generally use a fixed pricing structure for single copy orders and variable pricing for orders of multiple copies:

•
Research solutions requiring single copies: For single copies of an article, we charge a fee above the cost of the article; we also charge a shipping fee if the article is sent in hard copy form. We are also beginning to sell related technologies and systems to our customers that help them improve their workflows as well as maximize use of information resources they already own.

•
Marketing solutions requiring multiple copies: For multiple copies of an article, we generally obtain a price from the publisher and then add a service fee, which will depend on the customer, the size of the order, the complexity of the order and other considerations. We are also beginning to sell related technologies and systems to our customers that help facilitate web and mobile deliveries.

When possible, we obtain the right to print the reprints from the holder of the copyright and we print and ship the reprints ourselves, either from Pools Press or TAAG. However, many publishers have exclusive agreements with particular printers and we are required to use those printers. By purchasing the reprints or the rights to print from the publisher, we are able to ensure our customers that they have proper rights under copyright laws to use the content, provided that they use the content only as specified in the order they placed with us.  We also have built systems that can provide controlled distribution of electronic copies or “eprints.”

Our costs are generally closely tied to our sales since we do not maintain inventory and only purchase the rights requested by a customer when we receive a confirmed order. However, we sometimes receive discounts from publishers by prepaying copyright fees. In some of these instances if we do not use the number of copies that we have prepaid in the designated time period, we would recognize a loss on the unused fees.

There is some seasonality to our business. Sales of reprints tend to be higher during the last month of each calendar quarter, particularly in December. The summer months tend to be slower for single copy sales.

For single copies, because we charge a set fee for each article and a large percentage of the requested articles can be accessed electronically under agreements with the publishers, the margins are higher relative to the margins for multiple copy sales. However, if we need to locate the article in a physical collection our costs are increased as a result of the labor involved.

For multiple copy sales our costs are determined by the publisher. We generally charge a service fee based on the customer, the size of the order and the complexity of the order. As the size of the order increases our margin becomes smaller as a percentage of the sale. Because the customer could order the reprints directly from the publisher, we must accept smaller service fees, as a percentage of the order, as the size of the order increases. In some cases, we have written agreements under which we charge a specified percentage above the cost.

Publisher Solutions: We offer reprint management services to publishers, whereby we are responsible for all aspects of reprint and eprint production, from taking orders to final delivery. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reprinted materials.

The costs and revenues from reprint management depend on the specific agreement with the publisher. For some publishers, we merely provide printing services and the publisher forwards orders to us. For others, the publishers are not directly involved and we are responsible for all aspects of the service. In some cases we guarantee certain revenue levels to the publishers.

In 2008, the last time the survey was conducted, our services were ranked first in all four categories in the 2008 Document Delivery Scorecard, a customer satisfaction survey conducted by Outsell, an information industry analyst. In March 2011, Reprints also was named to KMWorld’s “100 Companies That Matter in Knowledge Management” (one of the youngest companies ever to have achieved that distinction) and it earned a 97% customer satisfaction rating from the Dun & Bradstreet 2009 Open Ratings evaluation, relative to other similar companies. (For more information on the Dun & Bradstreet 2009 Open Ratings evaluation, visit https://prod.openratings.com/certified/index.pl?page=pr&orderid=1340796.)

Publishers typically produce their content in order to generate subscription and advertising sales. The re-sale of published content generates additional revenues at little or no additional cost to the publisher. As an example, if an article contains a favorable mention of a chemical compound, the manufacturer of that compound may want to send its customers and potential customers copies of the article. These copies are called “reprints” or “eprints.” Reprints and eprints have traditionally been used primarily in the pharmaceutical, biotechnology and medical device industries both for research purposes and for marketing purposes. We expect that the use of reprints will gain in popularity in other industries due to society’s increasing sophistication and desire for information. Published articles are useful marketing and information dissemination tools because they provide a third party, unbiased mention of a company, product or service. Articles can effectively describe the science behind a product or its effectiveness more thoroughly than traditional advertising. Published content also is used effectively for internal corporate training and education, as well as for research and regulatory needs.

We have existing non-exclusive arrangements with Elsevier, Informa, Nature, Oxford, Springer, Karger, Bentham Science Publishers, Future Science Group, the American Medical Association, the New England Journal of Medicine and IEEE, among others. These arrangements provide us with electronic access to much of these publishers’ content, which allows us to deliver single copies of such content to our customers in a more efficient and timely manner, often in a matter of minutes.

Growth Strategy

Organic Growth.  The Company reaches out to customers using targeted selling and marketing campaigns consisting of sales calls on potential customers. This strategy is supported by innovative technological systems, aggressive pricing and excellent service. We also have submitted several proposals to potential customers in response to Requests For Proposals, or RFPs.  We have not been successful in all of these efforts. We have committed more resources to our sales efforts in fiscal year 2011, which has increased our operating expenses, but we expect it will also provide additional sales. We recently hired a sales manager for the Company and anticipate that will further increase our ability to identify and acquire new customers. We have invested heavily in our operations to ensure that they will be capable of supporting future growth.

Publisher Agreements.  We regularly contact publishers directly and attempt to negotiate agreements with them under which the publisher would give us access to part or all of their content and would agree to a price list. Once we have access and a price list, when we receive an order for a particular article we can access the article electronically, print or eprint the required number of copies and provide it to the customer within a few minutes or a few days. These agreements eliminate the need to contact the publisher and obtain the rights for each individual order. Because this step is eliminated, we attempt to negotiate for discounts on the publisher’s existing price list. In a few cases, we are the exclusive producer of reprints for a publisher, allowing the publisher to eliminate the need for a reprints and eprints operation internally, and we continue to aggressively market that service. In some cases, a publisher may require certain guarantees regarding revenues. Such guaranteed payments must be amortized on a straight-line basis over the term of the life of the contracts. Because the revenues from these contracts generally is expected to increase over the life of the contracts, this accounting treatment results in higher amortized costs in the early periods of the agreements and could result in significant accounting losses in the early periods of the terms of the agreements.

Acquisitions.  The Company recently completed its acquisition of TAAG, which provides the Company with immediate facilities to serve the European market for scientific publications. The Company may attempt to acquire other companies in the industry that bring revenue, profitability, growth potential and additional technology, products, services, operations and/or geographic capabilities to the Company. The Company has targeted several potential acquisition opportunities. Should we proceed on such acquisitions, we intend to implement them primarily through stock transactions, supplemented only when necessary with a cash component. We have not entered into any letter of intent or other agreement relating to any target we are considering nor have we determined the financial terms of any potential acquisition. We are continuing to evaluate whether or not to pursue any opportunity further.

International Expansion.  The Company has expanded internationally through the acquisition of TAAG and through sales to companies located abroad, particularly in Europe. The Company also has entered the Japanese market by entering into a master referral agreement with Tokyo-based USACO Corporation, which will act as the Japanese representative for Reprints’ article supply system and services. We intend to further expand that reach through partnerships or acquisition opportunities if we are able to identify such opportunities and negotiate acceptable terms.

Our Products and Services

Marketing Solutions.  The Company has developed services that provide reprints, eprints and other services to its customers. We accept orders electronically, by email or phone. In addition, we have internal printing and eprinting capability. Because of this, if we are able to obtain the right from the publisher to print the reprint ourselves, rather than purchasing the printed reprints through the publisher, we generally are able to substantially reduce the time it takes to deliver the reprints to our customers. However, we are currently only able to obtain such print rights on a limited number of our orders. We currently are implementing a program to systematically obtain such rights from additional copyright owners. In fiscal 2009 and 2010, Reprints launched products which will allow a customer to procure a large quantity of reprints and/or eprints at one time and store them with us for distribution at a later time or to distribute to several publications at the time of procurement. We also have developed technology which allows us to monitor the number of times an electronic copy of an article has been viewed or printed. This technology allows a customer to order a large quantity of electronic copies and use them as needed while providing assurance to the publisher that the customer will not exceed the number of views that were sold.

Research Solutions.  The Company has developed services that provide single copies of articles to its customers. We accept orders electronically, by email or phone. We have developed an internet-based ordering system that allows customers to initiate orders, at any time, by specifying the citation or other identifying information related to the particular article they need. In some cases, we are able to fulfill the order without the need for action on the part of our employees. These systems also help our customers maximize the use of information resources they already own or have access to via subscriptions or internal libraries.

Publisher Solutions.  Derycz helps publishers grow and manage their reprints and eprints business by providing services whereby we are responsible for all aspects of reprint and eprint production, from taking orders to final delivery. This service eliminates the need for the publishers to establish a dedicated reprints and eprints sales force or arrange for delivery of reprinted materials. While we do not charge the publishers for this service, we generate revenue by selling participating publishers’ reprints to customers. In some cases, a publisher may require certain guarantees regarding revenues.

Technology

Central to the Company’s ability to provide value to our customers and to publishers is the technology that underlies the products and services the Company offers. The Company offers software-driven solutions making the processes involved in identifying and obtaining content faster, more efficient and less expensive. While some of the relevant tasks require employee input, many are automatically performed by software developed by the Company. By consolidating and automating identification, retrieval and delivery functions, the Company has the potential to provide significant cost savings to its customers.

For example, Reprints Desk customer, “XYZ” Life Sciences, faced the following challenges:
•	Reducing platform fees associated with third party document delivery platforms for scientific literature;
•	Eliminating costly expedited services fees for delivery of content; and
•	Securing a comprehensive and integrated product that would increase staff productivity.

To meet these challenges, “XYZ” Life Sciences:
•	Adopted and launched Reprints’ ultra-rapid article supply system on an enterprise-wide basis;
•	Immediately transitioned to a full self-service model for end users with Reprints acting as the first line of support;

•	Seamlessly integrated with existing discovery platforms such as PubMed and OVID; and
•	Deployed a tailored version of Reprints’ article resolver solution that quickly matches orders with existing company subscriptions, then delivers article-level links.

Utilization of the Company’s products and services resulted in:
•	Elimination of more than $10,000 in annual platform fees and $30,000 in rush delivery surcharges;
•	Receipt of articles in clean PDF format 100% of the time and improved ordering and delivery speed; and
•	User satisfaction and time-savings for administrators who no longer needed to intervene in document delivery operations.

The Company continues to seek ways to enhance the performance of its existing systems and to develop and implement new technologies that expand the available methods of seeking and obtaining desired content. The Company currently offers the following products:
•	Mighty Linkout Machine, an article retrieval solution that increases end user satisfaction and significantly reduces document delivery costs with no maintenance costs or IT involvement;
•	STM Document delivery, which provides single article administration and same-day delivery, usually within a few minutes to a few hours;
•
eCTD Article Service, which provides scientific journal article aggregation and preparation, enabling inclusion within the reference sections of electronic Common Technical Document submissions to regulatory agencies;

•
Reprints NRx, a global article reprints procurement solution enabling healthcare and healthcare communications companies to efficiently manage and effectively utilize scientific journal articles to increase product prescriptions and sales;

•	Reprints GPO, a group purchasing software service that consolidates article reprint buying to provide savings on annual and per order bulk article reprint purchases; and
•	Publisher Service Bureau, an outsourcing service whereby Reprints manages all or part of a publisher’s journal article reprints business.

Target Markets and Customers

Derycz targets companies that have significant marketing, communications, investor relations, and educational budgets. We currently place emphasis on the life sciences industry with a focus in the pharmaceutical, biotechnology and medical device industries. We also have customers in the following industries: food and agriculture, petroleum, chemicals and academia. Approximately 10% of our revenues (including TAAG’s revenues) for the year ended June 30, 2011 were derived from our largest customer. We intend to expand into the above industries. Academia has excellent potential, but we would need to develop additional products to expand significantly into that market.

The Industry and Competition

The size of the reprint and eprint market is difficult to estimate because it is a small part of the larger publishing industry and little financial information relating specifically to the market for reprints or eprints is available. We believe we have a small fraction of that market. However, we believe that we are able to compete with larger providers in the following ways:

•
Established Relationships and Industry Presence.  We have a well-established presence and a network of contacts in the publishing and content delivery space. We have existing contractual relationships, some of which are exclusive, with a number of publishers. Further, our CEO has been involved in this space for over 20 years since he founded Infotrieve, a leading scientific document delivery services company, in 1989.

•	Customer Loyalty. 73% of Reprints Desk’s revenues for the year ended June 30, 2011 came from repeat customers, indicative of our focus on customer satisfaction and quality products.

•
Differentiated Offering.  Our services are customized to the client’s needs and provide a turnkey solution that covers the spectrum of customer requirements – from identifying and locating articles, to ensuring copyright compliance, print fulfillment, electronic storage and monitoring and tracking usage.

•	Comprehensive Range of Products and Services. We offer a broad range of products and services that meet the various information needs of our customers.

•
Technology.  We have developed proprietary content delivery and management systems, including an internet-based transaction management system that allows customers to initiate, manage and generate reports on article requests and usage. This system integrates into corporate intranets and workflows through the world wide web, web services and other integration mechanisms. The system assists corporate end-users, work groups and administrators to easily access published materials as well as maximize the use of existing corporate content assets.

•
Print Capabilities.  We have capabilities to internally print materials and produce eprints. As a result, we often are able to substantially reduce the time it takes to deliver reprints and eprints to our customers.

•	Experienced Management Team. Our management team has extensive experience with over 100 years of combined experience in the industry.

•
Marketing.  The Company has earned a position as a pioneer in the marketplace, employing a segment-based focus and offense-oriented marketing approach to challenge existing competition. In pursuit of growth, we invest in vertical integration and channel relationships to increase the value we provide to customers, extend our promotional reach, and decrease customer acquisition costs. We anticipate growth coming from greater penetration within our existing geographical markets and a new presence within multiple emerging markets. In customer acquisitions, we rely on sales promotion to sell to large enterprise accounts and marketing communications to more efficiently recruit small-to-medium and geographically-dispersed enterprises. The promotional mix of tactics we utilize includes: advertising, events, direct response and integrated marketing campaigns, public relations and content publicity, search engine optimization and marketing, thought leadership programs, channel alliances training, and analyst relations. In addition, a portion of our marketing budget is dedicated to research and customer retention, which increases total lifetime value per account and generates significant amounts of overall referrals for new business.

Industry Achievements

Reprints Desk’s Article ePrint Hosting solution was selected as a finalist for the Software & Information Industry Association's prestigious CODiE Awards in the Best Digital Rights Management Solution category. The category recognizes the best solution for managing secure access to, electronic purchase of, distribution and subsequent use of, software, content, and other properties accessible directly over the Web. Article ePrint Hosting is an Adobe-based technology solution that facilitates the copyright-compliant delivery and downloading of scientific journal articles in PDF format.

Reprints Desk has been named to the EContent 100 List of companies that matter most in the digital content industry.

In March 2011, Reprints was named one of KMWorld’s “100 Companies That Matter in Knowledge Management” for the third year in a row. Companies previously named to this list include: Google, Apple, Microsoft, Oracle, SAP, Adobe, EMC and IBM.

Reprints Desk has been named to the "PharmaVoice 100" for 2010 by readers of PharmaVoice magazine. This honor is bestowed on those whom the magazine's readers judge as the 100 most inspiring people in the life sciences industry. A profile of Mr. Derycz appeared in the July/August issue of PharmaVoice.

Mr. Derycz has contributed articles to the journals Pharmaceutical Manufacturing and Genetic Engineering & Biotechnology News. Both articles discuss the ways that a dedicated professional document preparation service, like the kind provided by Reprints Desk, can contribute to timely regulatory submissions and approvals for pharmaceutical companies.

Competition

The primary methods of competition in our industry are price, service, technology and niche focus. Niche operators focus on narrow activities, but cannot aggregate sufficient content, technology and services to satisfy broad customer needs. Competition based on price is often successful in the short-term, but can limit the ability of a supplier to provide adequate service levels. Competition based on service and/or technology requires significant investment in systems and that investment requires time to recoup. However, we feel that many customers and potential customers are less price sensitive if the service levels are high and the technology creates efficiency and/or management information that has not been available previously.

We compete with a number of companies, including those falling within the following categories:

•
Publisher Service Companies.  Primarily printing shops that offer to manage a publisher’s reprints business in addition to providing their main subscription printing needs (e.g., Sheridan Reprints, Reprint Services, Cadmus, Reprint Management Services, Foster Reprints, Red Rover Reprints).

•	Media Buyers. These companies aggregate advertising “buy” and obtain a publisher discount, sometimes including reprints as part of their “buy” (e.g., Compas).

•	Rights Management Companies. Offer a turnkey rights management service online for publishers (e.g., iCopyright).

•
Publisher In-House Capabilities.  Some large publishers have developed in-house capabilities to service the content re-use market, however, many of them neglect other content repurposing opportunities and may not be able to aggregate content from other publishers.

•	Content Aggregators. We compete against Scoop Reprint Source and Infotrieve in this category.

•
Customer In-House Services.  While single copy services are more challenging for our customers to provide in house, many existing and potential customers, sometimes or always manage their multiple copy orders internally. If the internal person lacks experience, this can create problems with the physical reprints not meeting the customer’s requirements and can waste valuable time.

•
Piracy.  Piracy is, perhaps, our most serious competitor. Many entities use content for commercial purposes without paying the legally required copyright fees. As information becomes more readily available, the opportunities for entities to do so increases, as does the publishers’ ability to identify unauthorized use.

Corporate History and Structure

Derycz Scientific is structured as a holding company with three wholly owned subsidiaries. The Company was incorporated in the State of Nevada on November 2, 2006. In November 2006, the Company entered into a Share Exchange Agreement with Reprints, pursuant to which the Company acquired all of the outstanding shares of Reprints from the shareholders of Reprints and issued 8,000,003 of its common shares to the shareholders. Following completion of the exchange transaction, Reprints became a wholly owned subsidiary of the Company.

On February 28, 2007, the Company entered into an agreement with Pools Press, Inc., a privately held company, pursuant to which the Company acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. On August 31, 2010, the Company purchased the remaining shares of Pools for $120,000.

On March 31, 2011, the Company entered into an agreement with Fimmotaag, S.p.A., a privately held company domiciled in France, pursuant to which the Company acquired 100% of the issued and outstanding common stock of TAAG in exchange for 336,921 shares of the Company’s common stock in addition to future payments payable at the option of Fimmotaag in cash or the Company’s common stock under the terms of the purchase agreement.

Item 1A.  Risk Factors.

Not required.

Item 1B.  Unresolved Staff Comments.

Not required.

Item 2.  Properties.

We currently lease approximately 2,000 square feet of office space at 1524 Cloverfield Blvd., Suite E, Santa Monica, California for $5,200 per month.  The lease expires in May 2012.

Our wholly owned subsidiary, Pools Press, leases 13,000 square feet of office space at 3455-3501 Commercial Avenue, Northbrook, Illinois for $8,000 per month from an unrelated third party. The lease expires on May 31, 2016. The rent increases to $8,250 per month on June 1, 2012 and to $8,500 per month on June 1, 2014.

Our wholly owned subsidiary, TAAG, leases 3,575 square meters of space at 3 rue Olympe de Gouges - ZAC des Radars 91350 Grigny, France for €14,333 per month from an unrelated third party. The lease expires on December 31, 2017.  The rent increases to €15,333 per month on January 1, 2012, to €17,833 per month on January 1, 2013, to €20,833 per month on January 1, 2014, and decreases to €17,833 per month on January 1, 2016.

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

Quarter Ended	High Bid	Low Bid

June 30, 2011	$3.10	$3.10
March 31, 2011	$3.40	$3.30
December 31, 2010	$2.55	$2.55
September 30, 2010	$0.95	$0.95

June 30, 2010	$1.02	$0.60
March 31, 2010	$0.60	$0.50
December 31, 2009	$0.51	$0.50
September 30, 2009	$0.80	$0.51

As of September 26, 2011, we had a total of 17,069,437 shares of our common stock outstanding.  On September 26, 2011, the closing sales price for shares of our common stock was $1.55 per share on the OTCBB.

Holders

We currently have 76 record holders of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2011, we sold the following equity securities of the Company that were not registered under the Securities Act of 1933, as amended (the “Act”), and that were not previously disclosed in a quarterly report on Form 10-Q or on a current report on Form 8-K.  In each case, we relied upon the exemption from registration under the Act found in Section 4(2) of the Act because the investors took the securities for investment purposes and without a view distribution and were provided access to information regarding the Company, and because there was no general solicitation or advertising for the purchase of the shares.

On July 27, 2010, we granted options to purchase an aggregate of 379,000 shares of common stock at $1.02 per share, which expire on July 27, 2020, to thirteen employees for services rendered to the Company.

On August 13, 2010, we issued 19,393 shares of common stock valued at $17,648 to a consultant in exchange for services.

Item 6. Selected Financial Data

Not required.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the years ended June 30, 2011 and 2010 should be read in conjunction with the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements.

Overview

Derycz Scientific was incorporated in the State of Nevada on November 2, 2006. In November 2006 the Company entered into a Share Exchange Agreement with Reprints Desk. At the closing of the transaction contemplated by the Share Exchange Agreement, the Company acquired all of the outstanding shares of Reprints from the shareholders of Reprints and issued 8,000,003 of its common shares to the shareholders. Following completion of the exchange transaction, Reprints became a wholly owned subsidiary of the Company.

On February 28, 2007, the Company entered into an agreement with Pools Press of Northbrook, Illinois, a privately held company, pursuant to which the Company acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. The Company purchased the remaining interest in Pools that it did not already own on August 31, 2010. Pools is a commercial printer, specializing in reprints of copyrighted articles. The results of Pools Press’ operations have been included in the Company’s consolidated financial statements since March 1, 2007.

On March 31, 2011, the Company entered into an agreement with Fimmotaag, S.p.A., a privately held company domiciled in France, pursuant to which the Company acquired 100% of the issued and outstanding common stock of TAAG in exchange for 336,921 shares of the Company’s common stock in addition to future payments payable at the option of Fimmotaag in cash or the Company’s common stock under the terms of the purchase agreement. TAAG is a printing and logistics company located outside of Paris, France.

Derycz, through its subsidiaries, endeavors to make any published media available to its customers and to help its customers identify the most useful and relevant media for their purposes. The Company has over 500 customers and has delivered articles in either hard copy or electronic form to over 100 countries. The Company has delivered more than 6.4 million articles during the year ended June 30, 2011. The Company provides live customer service 24 hours a day. The Company serves both the publishers who own the rights to the information and the end-users of the information. The Company utilizes web-based platforms as well as traditional delivery channels and is developing products and services that make it easier for our customers to find and use information. The publishers of scientific and technical information publish hundreds of thousands of new articles each year in addition to the tens of millions of existing articles that have been published in the past. Derycz Scientific, through Reprints, provides its customers with access to that published content and related software, systems and services.

The solutions we provide can be classified into three groups; marketing solutions, research solutions and publisher solutions.  Generally, marketing departments order large quantities of printed copies, called “reprints,” that they distribute to interested parties, including customers and doctors who may prescribe a customer’s products, and electronic copies, called “eprints,” for distribution through the Internet and other electronic mechanisms. TAAG and Pools Press print the reprints we deliver to our customers whenever possible and are responsible for any logistics required to distribute such reprints. TAAG also prints other materials that are used for marketing purposes and provides other information logistics products and services.  Researchers and regulatory personnel generally order single copies of literature, called “document delivery,” for use in their research activities. In order to use the content, our customers must pay appropriate copyright fees and our services ensure that we have obtained the necessary permissions from the owners of the published content so that our customers’ use of the content complies with applicable copyright laws. We also help these customers to maximize the information resources they already own.  Our services alleviate the need for our customers to develop internal systems or contact multiple publishers in order to obtain the required information.  Our publisher solutions include technology solutions and reprint management services, whereby we are responsible for all aspects of reprint and eprint production for a publisher, from taking orders to final delivery. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reprinted materials.

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

(b) Stock-based compensation

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

In accordance with guidance of the FASB, management tests goodwill for impairment at the reporting unit level. The Company has only three reporting units. At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates.

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

(d) Recently issued accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no effect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Segment Reporting

As of June 30, 2011, the Company had two reportable business segments:  US Operations and TAAG.  TAAG operates in France and is currently not fully integrated with the US Operations.  Each operating segment offers some unique products, however, as described above some of the services provided are interdependent and Reprints Desk uses TAAG to print orders placed by Reprints Desk customers.  Information related to these operating segments, net of eliminations, is as follows:

				Consolidated
	US Operations	TAAG	Corporate	and Combined

2011
Net Sales	$29,694,012	$3,806,426	$-	$33,500,438
Cost of Sales	27,244,893	2,349,119	-	29,594,012
General and administrative and marketing costs	4,582,950	1,323,502	2,582,978	8,489,430
Depreciation and amortization	258,755	415,126	-	673,881
Operating income (loss) from continuing operations	$(2,392,586)	$(281,321)	$(2,582,978)	$(5,256,885)

Current assets	$7,387,708	$3,765,076	$1,085,304	$12,238,088
Property and Equipment, net	314,825	1,351,637	-	1,666,462
Intangible assets and goodwill	1,025,068	2,425,296	900	3,451,264
Other non-current assets	25,022	283,699	-	308,721
Total assets	$8,752,623	$7,825,708	$1,086,204	$17,664,535

Results of Operations

Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010:

Sales and Cost of Goods Sold

We achieved revenues of $33,500,438 for the year ended June 30, 2011, compared to revenue of $24,935,473 for the year ended June 30, 2010, an increase of 34%.  We expect revenues to continue to increase during the 2012 fiscal year.

The revenue of our main US operating company, Reprints, increased from $22,031,639 for the year ended June 30, 2010, to $27,457,366 for the year ended June 30, 2011, an increase of 25%. Pools Press contributed $2,236,646 and TAAG contributed $3,806,426 during the period from April 1, 2011 to June 30, 2011.

Our cost of goods sold increased from $21,019,225 for the year ended June 30, 2010, to $29,594,012 for the year ended June 30, 2011, which represents an increase of 41%.

Our gross margin decreased from 15% during the year ended June 30, 2010 to 12% for the year ended June 30, 2011.  TAAG’s gross margin was 38% for the period from April 1, 2011 to June 30, 2011, the period included in the consolidated financial statements.  The gross margin for US operations was 8%.  We expect our gross margin percentage to improve as TAAG’s higher gross margin sales will contribute to our overall gross margins and as we begin to market some higher margin products at Reprints Desk.

The primary reason for the decrease in our gross margins was due to an accounting method which requires us to amortize our “Certain Publisher Guaranteed Payments” or “CPGPs” on a straight line basis over the life of the contracts instead of expensing a percentage of the revenue recognized under the contracts.  This accounting treatment results in higher amortized costs in the early periods of the agreements.  For the year ended June 30, 2011, we recorded approximately $3,447,283 in revenue under the CPGPs while amortizing approximately $4,375,000 of costs, which caused our cost of goods sold to increase significantly relative to the revenue levels and therefore significantly reducing our gross margin.  Had we been able to amortize these expenses as a percentage of our revenue based on our revenue projections over the life of the contracts, we would have recorded approximately $2,903,000 in amortized costs for the period, a difference of $1,472,000 for the year.

Operating Expenses

General and Administrative

Our general and administrative expenses increased 119% from $3,590,933 for the year ended June 30, 2010 to $7,870,454 for the year ended June 30, 2011. These expenses were $1,311,963 for TAAG, $3,975,513 for the US operations segment and $2,582,978 for the Corporate segment.  These expenses include Reprints’ administrative salary costs, which were $1,943,935 in the 2010 fiscal year and $2,137,332 in the 2011 fiscal year, an increase of $193,337 or 10%.  These costs also include $494,156 and $344,443 for the years ended June 30, 2011 and 2010, respectively, paid to our information technology staff who work primarily on new products and enhancements to existing projects as well as $215,296 of offering costs that were expensed in June 2011, $1,175,748 related to warrant grants to consultants, $120,978 for amortization of warrants granted to our independent directors and $291,024 in costs related to the acquisition of TAAG.  We do not expect this level of expense to continue in the 2012 fiscal year and are making efforts to reduce our administrative costs.

We also incurred investor relations expenses totaling $140,819 during the 2011 fiscal year compared to $184,131 in the 2010 period, a decrease of $43,312 or 24%.  We will continue to incur significant expenses related to investor relations as a result of being a publicly traded company.  Also included in this figure is the expense related to stock option grants of $121,643 in the 2011 fiscal year and $0 in fiscal 2010.

Marketing and Advertising

Our marketing and advertising expenses increased from $439,877 for the year ended June 30, 2010, to $618,976, an increase of $179,099 or 41%.  We expanded our marketing efforts during the 2011 fiscal year and we expect our marketing costs will be approximately $500,000 during fiscal 2012.

Depreciation and Amortization

Our depreciation and amortization expense increased from $206,616 for the year ended June 30, 2010, to $673,881 during the year ended June 30, 2011, an increase of $467,265 or 226%.  Our depreciation and amortization expense was primarily attributable to depreciation on printing equipment as well as amortization on software and intellectual property licenses and depreciation on computer equipment which supports our order processing systems.  We expect depreciation expense to increase substantially during fiscal 2012 as a result of depreciation of printing equipment at TAAG.

Interest Expense

Interest expense was $6,919 for the year ended June 30, 2010, and $144,069 for the year ended June 30, 2011, an increase of $137,150. This interest expense was primarily attributable to the interest paid on a credit line with Silicon Valley Bank which provides a $3 million credit line secured by all of the assets of the Company.  We expect to continue to incur significant interest costs during the 2012 fiscal year as we continue to utilize the credit line.

Interest Income

Interest income was $4,169 for the year ended June 30, 2010, and decreased to $3,230 for the year ended June 30, 2011, a decrease of $939 or 23%.

Other Income

The Company earned $5,415 in other income during the year ended June 30, 2010, and $13,481 during the year ended June 30, 2011, an increase of $8,066 or 149%.  This income represents income we receive from publishers and customers for miscellaneous services as well as income from recycled paper.

Net Loss

We had a net loss of $307,193 for the year ended June 30, 2010 compared to a net loss of $5,407,606 for the year ended June 30, 2011. Approximately $1,418,000 of the loss is attributable to expenses related to warrant and option grants issued to the Company’s consultants, directors and employees.  We expect to continue to incur smaller losses for the next 12 months as we reduce our losses on our publisher agreements and reduce our stock based compensation expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $10,350,000, of which $5,250,000 was raised in the fiscal year ended June 30, 2011.

As of June 30, 2011, we had cash and cash equivalents of $2,868,260, compared to $1,852,231 as of June 30, 2010. This increase is primarily attributable to cash received from the sale of common shares and warrants for $2,784,032, exercise of warrants of $2,484,187 and advances under our credit line of $1,436,233 offset by an increase in accounts receivable of $167,479 as well as the net loss of $5,407,606 for the period.

Net cash used in operating activities was $5,093,021 for the year ended June 30, 2011 compared to cash provided by operating activities of $352,441 for the year ended June 30, 2010. During the 2010 period, our accounts receivable increased by $948,421 and our accounts payable increased by $1,851,021, compared to an increase of accounts receivable of $167,479 and a decrease in accounts payable of $922,159 in the 2011 period. During the year ended June 30, 2011, we increased the amount of prepaid expenses by $68,339 and increased the amount of prepaid royalties by $531,585, compared to a decrease of $496,307 in prepaid expenses in the 2010 period.  We also recorded a much larger net loss for the year ended June 30, 2011 compared to the 2010 period.

Net cash used in investing activities was $161,600 for the year ended June 30, 2011 compared to net cash used in investing activities of $327,381 for the year ended June 30, 2010. This difference was primarily due to the cash acquired upon the acquisition of TAAG partially offset by the purchase of the remaining interest in Pools Press in the 2011 period.

Net cash provided by financing activities was $6,282,240 for the year ended June 30, 2011 compared to net cash used in financing activities of $26,922 for the corresponding period in 2010. The cash provided by financing activities for the 2011 period was primarily provided by the sale of common shares and warrants, the exercise of warrants to purchase the Company’s common stock as well as advances on our line of credit.  The advances on our credit line are primarily used to pay publisher invoices which are often due prior to receipt of payment for the related orders from our customers.

On July 23, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) for a $3,000,000 line of credit that matures on October 23, 2011.  The SVB line of credit bears interest at the prime rate plus 2% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4% when a Streamline Period is not in effect.  The line of credit is secured by all our U.S. assets.  Approximately $150,000 of the line of credit is committed to our corporate credit cards.  At any time, we may draw on that portion of the remaining $2,850,000 of the line of credit equal to approximately (i) eighty percent (80%) of our then outstanding accounts receivable, excluding certain accounts in arrears, foreign accounts and accounts for which the debtor is our affiliate, less (ii) amounts then committed under letters of credit and foreign exchange contracts and allocated to SVB’s cash management services (e.g., merchant services, direct deposit of payroll, business credit card and check cashing services).  As of June 30, 2011, approximately $202,000 was available for borrowing under the line of credit. The Company is in negotiations with SVB to extend the maturity of the line of credit. TAAG has access to financing through the use of the factoring agreements, which have a combined limit of Euro 1,250,000.  At June 30, 2011, approximately $312,440 was outstanding under the factoring agreements.  TAAG also has bank loans outstanding at June 30, 2011 of approximately $169,332.

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

We have significant contractual commitments to vendors to purchase content over the next several fiscal years.  Future commitments total in aggregate $4,395,000, $4,650,000, $5,000,000, $5,400,000, and $2,800,000 for the fiscal years ending June 30, 2012, 2013, 2014, 2015 and 2016, respectively. We believe we will be able to fund these future payments through the sales generated from these agreements.  However, the costs we have accrued through June 30, 2011, under the agreements have exceeded the revenue generated from them as a whole. If we are unable to meet these payment requirements based upon revenues from the underlying agreements, we would need to access other sources of cash including cash from other sales or equity, or we may be forced to restructure the payment streams.

For the year ended June 30, 2011, the Company recorded a net loss of $5,407,606 and utilized cash in operations of $5,093,021. As of June 30, 2011, the Company had a working capital of $2,496,513, trade receivables of $6,690,662 and a shareholders’ equity of $5,821,942. The Company believes that its current cash resources and cash flow from operations will be sufficient to sustain current operations for the next twelve months. However, the Company plans to raise additional funds for general working capital purposes in the next twelve months through equity or debt financings or by other means to support our operations and fund growth initiatives.  The Company can provide no assurances, however, that such financing will be available in an amount or on terms acceptable to the Company, if at all. The sale of additional equity or debt securities would result in dilution to its shareholders.  The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting the Company's operations.

Off-Balance Sheet Arrangements

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells certain of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Derycz Scientific, Inc. and Subsidiaries
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Derycz Scientific, Inc. (the “Company”) and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derycz Scientific, Inc. and Subsidiaries as of June 30, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weinberg and Company, P.A

September 28, 2011
Los Angeles, California

Derycz Scientific, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	June 30,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,868,260	$1,852,231
Accounts receivable:
Trade receivables, net of allowance of $223,298 and $59,061, respectively	6,690,662	4,448,269
Due from factor	356,540	-
Inventory	759,507	6,628
Prepaid expenses	298,927	-
Prepaid royalties	1,245,872	714,287
Other current assets	18,320	84,470

TOTAL CURRENT ASSETS	12,238,088	7,105,885

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $724,004 and $317,629, respectively	1,666,462	372,868

INTANGIBLE ASSETS
Customer lists, net of accumulated amortization of $112,085 and $50,000	663,830	-
Covenant not to compete, net of accumulated amortization of $71,791 and $0	502,533	-
Intellectual property licenses, net of accumulated amortization of $457,822 and $297,887	717,297	674,779

GOODWILL	1,567,604	223,385

DEPOSITS AND OTHER ASSETS	308,721	-
TOTAL ASSETS	$17,664,535	$8,376,917

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,296,566	$4,887,636
Capital lease obligation, current	663,973	33,682
Accrued expenses and other current liabilities	748,969	97,824
Notes payable, current	53,252	-
Due to factor	312,440	-
Due to related parties	71,902	-
Line of credit	1,436,233	-
Deferred revenue	158,240	-
TOTAL CURRENT LIABILITIES	9,741,575	5,019,142

Notes payable, long term	110,080	-
Capital lease obligation, long term	1,281,600	43,514
Liability for estimated earnout	359,338	-
Deferred tax liability	350,000	-

TOTAL LIABILITIES	11,842,593	5,062,656

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 16,822,509 and 13,001,830 shares issued and outstanding	16,823	13,002
Accumulated other comprehensive loss	(11,590)	-
Additional paid-in capital	13,468,580	5,510,620
Accumulated deficit	(7,651,871)	(2,244,265)

TOTAL STOCKHOLDERS' EQUITY	5,821,942	3,279,357

NONCONTROLLING INTEREST	-	34,904

TOTAL EQUITY	5,821,942	3,314,261

TOTAL LIABILITIES AND EQUITY	$17,664,535	$8,376,917

See notes to consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Years ended
	June 30,
	2011	2010

NET SALES	$33,500,438	$24,935,473

COST OF SALES	29,594,012	21,019,225

GROSS PROFIT	3,906,426	3,916,248

OPERATING EXPENSES:
General and administrative	7,870,454	3,590,933
Marketing and advertising	618,976	439,877
Depreciation and amortization	673,881	206,616

TOTAL OPERATING EXPENSES	9,163,311	4,237,426

LOSS FROM OPERATIONS	(5,256,885)	(321,178)

Currency gain (loss)	(23,363)	-
Other Income	13,480	5,415
Interest expense	(144,069)	(6,919)
Interest income	3,231	4,169

LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(5,407,606)	(318,513)

PROVISION FOR INCOME TAXES	-	(1,133)

NET LOSS	(5,407,606)	(319,646)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	12,453

NET LOSS ATTRIBUTABLE TO DERYCZ SCIENTIFIC, INC.	(5,407,606)	(307,193)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	(11,590)	-

COMPREHENSIVE LOSS	$(5,419,196)	$(307,193)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.36)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	14,964,504	12,966,830

See notes to consolidated financial statements

Derycz Scientific, Inc.

Consolidated Statement of Stockholders' Equity
For the years ended June 30, 2011 and 2010

			Additional			Other	Total
	Common stock		paid-in	Accumulated	Noncontrolling	Comprehensive	stockholders'
	Shares	Amount	capital	Deficit	Interest	Income	Equity

Balance, July 1, 2009	12,961,830	$12,962	$5,450,223	$(1,937,072)	$47,357	$-	$3,573,470

Fair value of shares issued for services	40,000	40	45,960				46,000

Fair value of warrants issued for services			14,437				14,437

Net loss for the period				(307,193)	(12,453)		(319,646)

Balance, July 1, 2010	13,001,830	13,002	5,510,620	(2,244,265)	34,904	-	3,314,261

Acquisition of remaining interest in Pools Press	-	-	(120,000)	-	-		(120,000)

Adjustment for noncontrolling interest in Pools Press	-	-	34,904	-	(34,904)		-

Fair value of common shares issued for services	38,565	39	76,084	-	-		76,123

Fair value of options issued to employees	-	-	121,643	-	-		121,643

Common shares issued upon exercise of warrants	2,170,193	2,170	2,482,017	-	-		2,484,187

Fair value of common shares issued for customer list	75,000	75	71,175	-	-		71,250

Fair value of warrants issued for services	-	-	1,175,748	-	-		1,175,748

Fair value of warrants issued to directors for services	-	-	120,978	-	-		120,978

Common shares issued for cash	1,200,000	1,200	2,782,832	-	-		2,784,032

Common shares issued for acquisition of TAAG	336,921	337	1,212,579	-	-		1,212,916

Net loss for the period				(5,407,606)	-		(5,407,606)

Foreign currency translation						(11,590)	(11,590)

Balance, June 30, 2011	16,822,509	$16,823	$13,468,580	$(7,651,871)	$-	$(11,590)	$5,821,942

See notes to consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,407,606)	$(319,646)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	750,190	270,981
Fair value of vested stock options	121,643	-
Fair value of warrants issued for services	1,296,726	14,437
Fair value of common shares issued for services	76,123	46,000

Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(167,479)	(948,421)
Inventory	130,792	3,560
Due from Factor	(71,932)	-
Prepaid expenses	(68,339)	(496,307)
Prepaid royalties	(531,585)	-
Other current assets	(2,562)	(46,581)
Accounts payable and accrued expenses	(922,159)	1,851,021
Other current liabilities	(296,233)	(19,544)
Income taxes payable	(600)	(3,059)

Net cash provided by (used in) operating activities	(5,093,021)	352,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(121,058)	(118,811)
Purchase of Intellectual Property licenses	(245,925)	(208,570)
Cash acquired upon acquisition of TAAG	325,383	-
Acquisition of remaining interest in Pools Press	(120,000)	-

Net cash used in investing activities	(161,600)	(327,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank loans	(277,892)	-
Payment of capital lease obligation	(144,320)	(26,922)
Issuance of shares upon exercise of warrants for cash	2,484,187	-
Issuance of common shares and warrants for cash	2,784,032	-
Advances under line of credit	1,436,233	-

Net cash provided by (used in) financing activities	6,282,240	(26,922)

Effect of exchange rate changes	(11,590)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,016,029	(1,862)

CASH AND CASH EQUIVALENTS, Beginning of period	1,852,231	1,854,093

CASH AND CASH EQUIVALENTS, End of period	$2,868,260	$1,852,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$-	$32,174
Interest paid	$146,206	$6,919

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Adjustment to additional paid in capital to reflect acquisition of remaining noncontrolling interest	$34,904	-
Acquisition of customer list through the issuance of common shares	$71,250	-
Capital lease obligation	$-	42,640
Issuance of common shares for acquisition	$1,212,916	-
Liability for estimated earnout on acquisition	$359,338	-
Minority share of losses of subsidiary	$-	12,453

See notes to consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

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

On March 31, 2011, the Company entered into an agreement with Fimmotaag, S.p.A., a privately held company domiciled in France, pursuant to which the Company acquired 100% of the issued and outstanding common stock of Techniques Appliquées aux Arts Graphiques, S.p.A (“TAAG”) in exchange for 336,921 shares of the Company’s common stock in addition to future payments payable at the option of Fimmotaag in cash or the Company’s common stock under the terms of the purchase agreement. TAAG is a printing and logistics company located outside of Paris, France. The acquisition of TAAG will allow us to implement a content delivery access point for European publishers and customers.

(b) Nature of business

Reprints is a content repurposing and rights management company, with a focus on content re-use services and products. TAAG, in addition to supplementing the operations of the Company, also provides additional printing and logistics services to its customers in Europe.  The Company operates within the periodicals publishing industry which is a large and growing market. The Company has developed products in the following areas:

•	Reprints, ePrints and Article Distribution Systems
•	Commercial Printing Services
•	Publisher Outsourced Reprint Management
•	Print-on-Demand Services for copyright and regulatory sensitive documents

(c) Basis of Presentation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly and majority owned subsidiaries. The consolidated accounts include 100% of the assets and liabilities of our majority owned subsidiaries, and the ownership interests of minority investors are recorded as a minority interest. Intercompany balances and transactions have been eliminated in consolidation.

For the year ended June 30, 2011, the Company recorded a net loss of $5,407,606 and utilized cash in operations of $5,093,021. As of June 30, 2011, the Company had a working capital of $2,496,513 and a shareholders’ equity of $5,821,942. The Company believes that its current cash resources and cash flow from operations will be sufficient to sustain current operations for the next twelve months. However, the Company plans to raise additional funds for general working capital purposes in the next twelve months through equity or debt financings or by other means to support our operations and fund growth initiatives.  The Company can provide no assurances, however, that such financing will be available in an amount or on terms acceptable to the Company, if at all. The sale of additional equity or debt securities would result in dilution to its shareholders.  The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting the Company's operations.

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

Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, analysis of impairments of recorded goodwill and intangibles, accruals for potential liabilities and assumptions made in valuing equity instruments issued for services or acquisitions.

(b) Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less.

(c)  Fair value of financial instruments

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2011 or 2010.

(d) Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.  The Company established an allowance for doubtful accounts of $108,468 and $59,061 as of June 30, 2011 and June 30, 2010, respectively.

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

Cash denominated in Euro with a US dollar equivalent of $636,324 at June 30, 2011 was held in accounts at financial institutions located in Europe.

One customer accounted for 10% of the revenues for the year ended June 30, 2011 and one customer accounted for 22% of the revenue for the year ended June 30, 2010.

As of June 30, 2010, three customers accounted for 14%, 13% and 12% of accounts receivable, and no customers accounted for more than 10% of accounts receivable at June 30, 2011.

During the year ended June 30, 2011 two vendors accounted for 22% and 14% of the Company’s content costs and during the year ended June 30, 2010 the Company's purchases from one vendor represented 23% of our content costs.

(f)  Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3-5 years. Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

(g) Goodwill and intangible assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

The Company accounts for acquisition of a business in accordance with guidance issued by the FASB, which may result in the recognition of goodwill. Goodwill is related to the Company's acquisition of TAAG (see Note 3) in March 2011 and the acquisition of 75% majority interest in Pools Press in February 2007. Goodwill is not amortized. Rather, goodwill is assessed for impairment at least annually.  Management tests goodwill for impairment at the reporting unit level.  The Company has three reporting units. The Company tests goodwill by using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

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

Based upon management's annual assessment at June 30, there were no indicators of impairment of the Company's goodwill or intangible assets as of June 30, 2011 or 2010.

(h)  Revenue recognition

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

The Company recognizes revenues from the re-use of published articles and rights management services upon shipment or electronic delivery to the customer.

(i) Stock-based compensation

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

(j)  Foreign currency translation

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

Although the majority of our expenditures are in US dollars, the revenues and costs of TAAG are in Euro.  As a result, currency exchange fluctuations may impact the costs of our operations.  We currently do not engage in any currency hedging activities.

(k) Shipping and handling costs

The Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $460,276 and $323,107, respectively, for the years ended June 30, 2011 and 2010.

(l) Net Income (Loss) per share

The FASB requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).   Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares available. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Warrants to purchase 2,894,684 and 2,855,009 shares of common stock have been excluded from the calculation of diluted net loss per share for the years ended June 30, 2011 and 2010, respectively, and options to purchase 1,439,000 and 1,022,000 shares of common stock outstanding as of June 30, 2011 and June 30, 2010, have been excluded from the calculation as the effect would have been anti-dilutive.

(m) Marketing and advertising expenses

Marketing and advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Marketing and advertising expense amounted to $618,976 and $439,877 for the years ended June 30, 2011 and 2010, respectively.

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

(o)  Recently issued accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no effect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 — Acquisition of TAAG

On March 31, 2011, the Company entered into an agreement with Fimmotaag, S.p.A., a privately held company, pursuant to which the Company acquired 100% of the issued and outstanding common stock of Techniques Appliquées aux Arts Graphiques, S.p.A. (“TAAG”)  in exchange for 336,921 shares of the Company’s common stock in addition to future payments payable under the terms of the purchase agreement (the “Earnout Payments”). TAAG is a printing and logistics company located outside of Paris, France. The acquisition has been accounted for as a purchase in accordance with current accounting guidance on business combinations. As such, the results of TAAG’s operations are included in the consolidated financial statements beginning April 1, 2011.

The purchase price of $1,572,254 consisted of the issuance of 336,921 shares of the Company’s common stock, valued at $1,212,916, based on the trading price of the Company’s common stock on March 31, 2011 ($3.60 per share), as well as an estimate of the earn out payments of $359,338. The Company has made an allocation of purchase price to the fair value of the acquired assets as follows:

Purchase Price:
Value of 336, 921 shares issued at close	$1,212,916
Obligation for earnout	359,338
Total	$1,572,254

Purchase Price Allocation
Fair value of net assets acquired	$5,333,480
Fair value of liabilities assumed	(5,990,962)
Deferred tax liability	(350,000)
Intangible assets:
Customer list	661,193
Covenant not to compete	574,324
Goodwill	1,344,219
Total purchase price	$1,572,254

The allocation to the assets and liabilities was made based upon an evaluation made by management with the assistance of an outside valuation firm.

The value of the customer list was based on a two year useful life. The forecasted gross revenues and anticipated earnings for TAAG were provided by the Company.  The Company prepared a forecast that reflected the anticipated revenues from each of the current customers of TAAG using a multi-period excess earnings method using a twenty year discounted cash flow approach.  The customer list value was discounted to a present value using a discount rate of 21%.

The value of the covenant not to compete is determined as the value of the revenue TAAG will not lose because it has a covenant not to compete in place.

Goodwill represents the excess of the purchase price of TAAG over the fair value of the identifiable assets acquired and liabilities assumed.

In accordance with the purchase agreement, the seller will be entitled to additional consideration based upon the future performance of the acquired company (the “Earnout Payments”).  The amounts of the Earnout Payments are based on TAAG’s achievement of certain income before taxes targets during each of the five years ending December 31, 2011 through December 31, 2015.  Each year, the Earnout Payment will be calculated based on the following formula: 20% of the first 200,000 Euros of net income before taxes of TAAG for the applicable year; plus 30% of the net income before taxes of TAAG between 200,000 and 300,000 Euros; plus 40% of the net income before taxes of TAAG in excess of 300,000 Euros.  Earnout Payments can be paid in cash or the Company’s common stock at Fimmotaag’s discretion.  We expect that the value of the Earnout Payments will be approximately $359,338 based on the earnings estimates for TAAG during the earnout period and we have recorded that amount as a liability as of June 30, 2011.

The following sets out the unaudited pro forma operating results for the years ended June 30, 2011 and 2010 for the Company had the acquisition occurred as of July 1, 2009.  These amounts include amortization of the customer list:

	Year ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net sales	$43,509,849	$39,367,680
Cost of sales	35,369,119	29,412,824
Gross profit	8,140,730	9,954,856
Operating expenses	13,537,881	10,681,157
Operating loss	(5,397,151)	(726,301)
Other expense	(230,601)	(172,253)
Loss before minority interest	(5,627,752)	(898,554)
Minority Interest in loss	-	12,453
PRO FORMA NET LOSS	$(5,627,752)	$(886,101)
Pro forma net loss per weighted average share, basic and diluted	$(0.38)	$(0.07)

Note 4 — Property and Equipment

Property and equipment consists of the following as of June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010

Computer equipment	$199,161	$122,687
Software	185,689	176,586
Printing equipment	1,763,993	329,092
Furniture and fixtures	182,609	58,132
Autos and vans	59,014	4,000
	2,390,466	690,497
Less accumulated depreciation	(724,004)	(317,629)
	$1,666,462	$372,868

Printing equipment includes $1,424,530 and $91,792 of equipment under capital lease and related accumulated depreciation of $309,539 and $53,545 as of June 30, 2011 and June 30, 2010, respectively.

Depreciation expense for the years ended June 30, 2011 and 2010 was $406,375 and $129,555, respectively.

Note 5 — Intangible Assets

Intangible assets consist of the following at June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010

Customer lists	$775,915	$-
Covenant not to compete	574,324
Intellectual property licenses	1,175,119	972,666
Accumulated amortization	(641,698)	(297,887)
	$1,883,660	$674,779

Customer lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years.  The covenant not to compete is amortized over 2 years.

The Company has purchased licenses to use certain intellectual property, including computer software. These licenses are depreciated using the straight-line method over their estimated useful lives of 7 years.

Future annual amortization under these intangible assets at June 30, 2011 is as follows:

Year ending June 30,	Amount
2012	$842,994
2013	674,214
2014	163,563
2015	103,476
Thereafter	99,413
$1,883,660

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

On January 11, 2011, the Company issued options to purchase 15,000 shares of the Company’s common stock to one employee under the 2007 Equity Compensation Plan, at an exercise price of $3.00.  These options vest over 3 years, with one-twelfth of the grant vesting on the last day of each calendar quarter through March 31, 2014.

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

On March 21, 2011, the Company approved the issuance of options to purchase 3,000 shares of the Company’s common stock to three employees under the 2007 Equity Compensation Plan, at an exercise price of $3.65.  These options vest over 3 years, with one-twelfth of the grant vesting on the last day of each calendar quarter through March 31, 2014.

The aggregate fair market value of the options granted above was $314,540, of which $121,643 was amortized during the twelve months ended June 30, 2011.  The fair value was determined based upon a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the options of 3 to 4 years.

As of June 30, 2011, the amount of unvested compensation related to these options was $192,897 which will be amortized as an expense as the options vest.

At June 30, 2011 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at July 1, 2009	1,022,000	$1.26
Granted	-	$-
Exercised	—	—
Cancelled	—	$—
Balance at June 30, 2010	1,022,000	$1.26
Granted	417,000	$1.17
Exercised	—	—
Cancelled	—	$—
Balance at June 30, 2011	1,439,000	$1.23

Additional information regarding options outstanding as of June 30, 2011 is as follows:

	Options Outstanding
	Options Outstanding	Remaining Contractual Life	Options Exercisable
Option Exercise Price	As of 6/30/11	(in years)	as of 6/30/11
$1.50	530,000	6.75	530,000
1.00	492,000	8.17	492,000
1.02	379,000	9.33	94,770
3.00	15,000	9.75	2,083
3.05	10,000	9.875	-
1.50	10,000	9.875	-
3.65	3,000	9.98	250
Total	1,439,000		1,119,103

As of June 30, 2011, the intrinsic value of the outstanding options was approximately $2,739,570 based on the trading price of the Company’s common stock of $3.15 per share on June 30, 2011.

Warrants

At June 30, 2011 warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at July 1, 2009	2,800,009	$1.34
Granted	55,000	2.00
Exercised	—
Cancelled	—
Balance, June 30, 2010	2,855,009	$1.34
Granted	2,533,675
Exercised	(2,412,250)	$-
Expired	(81,750)
Balance at June 30, 2011	2,894,684	$1.34

The intrinsic value of the warrants outstanding at June 30, 2011 was approximately $3,337,053 based on the trading price of the Company’s common stock of $3.15 per share on June 30, 2011.

On November 12, 2010, the Company accepted an unsolicited offer made to the Company on behalf of certain of the holders of the common stock purchase warrants whereby the holders of those warrants offered to exercise those warrants for cash if the Company would issue an additional warrant exercisable for one-half of the number of shares obtained upon the exercise. The Company agreed to issue new warrants to any of the holders of the warrants upon the cash exercise of these warrants on substantially the terms set forth in the offer letter. The holders of 1,987,350 of those warrants exercised their rights to purchase 1,987,350 shares of our common stock for $2,484,187 in cash and received warrants to purchase 993,675 shares of our common stock at $2.00 per share.

During the twelve months ended June 30, 2011, warrants to purchase 424,900 shares of the Company’s common stock were exercised under the cashless exercise provisions of the warrants.  The Company issued 182,843 shares of common stock as a result of those exercises.

Warrants to purchase 81,750 shares of the Company’s common stock expired on December 22, 2010.

On October 29, 2010, the Company issued warrants to purchase an aggregate of 600,000 shares of the Company’s common stock to two consultants for services to be rendered under consulting agreements with the Company. All of the warrants have a four year exercise term. Of the aggregate issuance, warrants to purchase 400,000 shares are exercisable at $1.25 per share, vest immediately and were valued at $256,148. The remaining warrants to purchase 200,000 shares are exercisable at $1.75 per share and vest over a one year period. The fair market value of the warrants amortized during the twelve months ended June 30, 2011, was $573,848 using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.

In connection with the appointments of General Merrill McPeak, Mr. Scott Ogilvie and Mr. Gregory Suess to the Company’s Board of Directors, on November 5, 2010 the Company issued to each of them a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrants is subject to the following vesting schedule: 12,500 shares vest and become exercisable under the Warrant on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. Each Warrant expires on November 5, 2015. The fair market value of the warrants upon issuance was $161,304 of which $120,978 was amortized during the twelve months ended June 30, 2011, using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.

On December 21, 2010, the Company issued warrants to purchase an aggregate of 400,000 shares of the Company’s common stock to two consultants for services to be rendered under consulting agreements with the Company. All of the consultant warrants have a four-year exercise term. Of the aggregate issuance, warrants to purchase 133,333 shares are exercisable at $1.75 per share and warrants to purchase 266,667 shares are exercisable at $2.25 per share. All of the consultant warrants vest over a one-year period, subject to certain exceptions.  The fair market value of the warrants amortized during the twelve months ended June 30, 2011 was $601,900 using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.

On February 14, 2011, the Company entered into a Securities Purchase Agreement with certain investors whereby the Company issued 1,200,000 shares of the common stock at $2.50 per share and one warrant to purchase one-quarter of a share of common stock at an exercise price of $3.00 per share.  The warrants will expire 3 years following the date of issuance.

Shares issued for services

During the twelve months ended June 30, 2011, the Company issued 38,565 shares of its common stock valued at $76,123 based on the trading price of the Company’s common stock on the date of the grant to three consultants.  Such costs are included in operating expenses in our accompanying statement of operations for the twelve months ended June 30, 2011.

Note 7 — Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which provides for a $3,000,000 revolving line of credit that matures on October 22, 2011.  The SVB line of credit bears interest at the prime rate plus 2% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4% when a Streamline Period is not in effect.  The line of credit is secured by all our and our subsidiaries’ assets.  Approximately $150,000 of the line of credit is committed to our corporate credit cards.

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of June 30, 2011.  The balance outstanding as of June 30, 2011 was $1,436,233.  As of June 30, 2011, approximately $202,000 was available under the line of credit.

Note 8 – Acquisition of Remaining Interest in Pools Press

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

Note 9 - Related party transactions

At June 30, 2011, the Company owed Fimmotaag, the former parent company of TAAG, $71,902.  The advances are non-interest bearing, unsecured, and due on demand.  Fimmotaag is owned by TAAG’s two managing directors.

Note 10 – Factor Agreements

During 2010, the Company, through TAAG, entered into factoring agreements with ABN Amro (“ABN”) and Credit Cooperatif for working capital and credit administration purposes.  Under the agreements, the factors purchase trade accounts receivable assigned to the factors by the Company.  The accounts are sold with recourse at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in the Company's custody and control and the Company maintains all credit risk on those accounts.

Under the agreement with ABN, the Company can borrow up to approximately $1.4 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on amount financed at Euribor + 1.2% (1.98% at June 30, 2011).

Under the agreement with Credit Cooperatif, the Company can borrow up to $350,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of June 30, 2011 was 3.5%.

At June 30, 2011, $356,450 was due from ABN and $312,440 was due to Credit Cooperatif.  At June 30, 2010, there was no receivable nor payable to the factors.

Note 11 - Notes payable

The Company has entered into various loan agreements with financial institutions.  At June 30, 2011 and 2010, outstanding borrowings totaled $163,332 and $0, respectively.  The notes mature through September 2014 and bear interest at 4.7% to 6.11% percent per annum, interest payable quarterly, and secured by all the assets of TAAG.

Future principal payments under the notes payable at June 30, 2011 are as follows:

2012	$53,252
2013	48,926
2014	48,926
12,228
Total future minimum principal payments	163,332
Less current portion	(53,252)
Long-term portion	$110,080

Note 12 — Contingencies and Commitments

The Company leases space in Northbrook, Illinois in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $8,000 and $8,500 through May 2016 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance. Rent, including real estate taxes, for the years ended June 30, 2011 and 2010 was $132,082 and $141,339, respectively.

The Company leases space in Santa Monica, California in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $5,200 and $5,517 through May 2012 and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, after June 1, 2010, the lease requires the payment of any increases in real estate taxes. The Company also leases space in North Hollywood, California and Bethesda, Maryland, in accordance with the terms of non-cancelable operating lease agreements which require monthly payments of $1,200 and $625, respectively, through January 31, 2011, and April 1, 2012, respectively. Rent, including real estate taxes, for the years ended June 30, 2011 and 2010, was $95,982 and $94,563, respectively.

The Company also has six non-cancelable leases for machinery and equipment that are accounted for as capital leases that require monthly payments of $60,590 including interest at rates between 2.63% and 10.25% per annum through July 2015. Annual future minimum rentals under operating and capital leases as of June 30, 2011 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2012	$424,040	$727,080
2013	385,262	695,485
2014	432,982	404,076
2015	333,732	260,340
2016	363,701	-
Thereafter	91,445	-
Total minimum lease payments	$2,031,162	$2,086,981
Amounts representing interest		(141,408)
Total		1,945,573
Less current portion		(663,973)
Long term		$1,281,600

Publisher Agreements

The Company has entered into agreements with publishers wherein the publishers have granted the Company an exclusive right to sell reprints of certain of each of the publishers’ publications. In exchange for the grant of rights the Company has agreed to pay to the publishers, in aggregate, the following amounts:

Fiscal Year Ending June 30	Payment Amount
2012	$4,395,000
2013	4,650,000
2014	5,000,000
2015	5,400,000
2016	2,800,000
Total	$22,245,000

During the twelve months ended June 30, 2011, the Company paid the publishers $4,580,000, in aggregate, for these rights. The Company may have to pay additional amounts to the publishers if certain sales targets are achieved under the contracts.

The Company is amortizing the cost of each of these contracts each reporting period on a straight line basis over the terms of the agreements including the period being reported on.  During the twelve months ended June 30, 2011, the Company amortized $4,195,313 of these costs and $454,688 is recorded as a prepaid expense as of June 30, 2011.

Note 13 —  Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010

Current
Federal	$-	$326
State	-	807
Deferred
Federal
State	—	—
Provision for income tax expense	$-	$1,133

 The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended June 30,
	2011	2010
Federal income tax rate	(34.00)%	(34.00)%
State tax, net of federal benefit	(5.0)%	(9.57)%
Permanent differences	1.0%	2.12%
Change in valuation allowance	38.00%	43.85%
Other	-%	(1.97)%
Effective income tax rate	-%	0.43%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010

Deferred tax assets:
Federal net operating loss	$1,565,513	$496,900
State net operating loss	338,474	62,845
Intangibles amortization	186,658	105,655
Stock based compensation	530,693	22,566
Other	30,602	13,602
Total deferred tax assets	2,651,940	701,568
Deferred tax liability
Intangible Assets	(350,000)	-
Fixed asset depreciation	(5,991)	(76,056)
Net deferred tax assets	2,295,949	625,512
Less valuation allowance	(2,645,949)	(624,604)
	$(350,000)	$908

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2011 and 2010 to reduce such asset to zero and $908, respectively, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.  The net change in the valuation allowance for the year ended June 30, 2011 was an increase of $2,021,345.

At June 30, 2011 and 2010, the Company had federal net operating loss (“NOL”) carryforwards of approximately $4,400,000 and $1,461,470, respectively, and state NOL carryforwards of approximately $4,100,000 and $1,093,932, respectively. Federal NOLs could, if unused, expire in 2030. State NOLs, if unused, could expire in 2020.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2011 and 2010, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2011 and 2010, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2006 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 14 — Segment Reporting

As of June 30, 2011, the Company had two reportable business segments:  US Operations and TAAG.  TAAG operates in France and is currently not fully integrated with the US Operations.  Each operating segment offers some unique products, however, as described above some of the services provided are interdependent and Reprints Desk uses TAAG to print orders placed by Reprints Desk customers.  Information related to these operating segments, net of eliminations, is as follows:

				Consolidated
	US Operations	TAAG	Corporate	and Combined

2011
Net Sales	$29,694,012	$3,806,426	$-	$33,500,438
Cost of Sales	27,244,893	2,349,119	-	29,594,012
General and administrative and marketing costs	4,582,950	1,323,502	2,582,978	8,489,430
Depreciation and amortization	258,755	415,126	-	673,881
Operating income (loss) from continuing operations	$(2,392,586)	$(281,321)	$(2,582,978)	$(5,256,885)

Current assets	$7,387,708	$3,765,076	$1,085,304	$12,238,088
Property and Equipment, net	314,825	1,351,637	-	1,666,462
Intangible assets and goodwill	1,025,008	2,425,296	900	3,451,264
Other non-current assets	25,022	283,699	-	308,721
Total assets	$8,752,623	$7,825,708	$1,086,204	$17,664,535

Note 15 — Subsequent events

On July 1, 2011, we issued 5,000 warrants to a consultant in exchange for services.  All of the warrants expire on July 1, 2016 and 2,500 have an exercise price of $3.50 and 2,500 of them have an exercise price of $4.00.

On July 14, 2011, the Company extended the expiration date of warrants to purchase 200,009 shares of the Company’s common stock to July 17, 2012, in exchange for removal of the cashless exercise provision of such warrants. Such warrants would have expired on July 17, 2011.

On August 4, 2011, warrant holders exercised warrants to purchase 462,502 shares of the Company’s common stock on a cashless basis in exchange for 246,928 shares of the Company’s common stock.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As permitted by the rules of the SEC, management has excluded TAAG from its evaluation for the year ended June 30, 2011, the year of acquisition.  As of June 30, 2011, TAAG’s total assets represented approximately 37% of our consolidated total assets and approximately 31% of consolidated total current assets. TAAG's total revenues constituted approximately 11% of our consolidated revenue and its operating loss constituted approximately 5% of our consolidated operating loss for the year ended June 30, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of June 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Annual Report, such internal controls and procedures were effective. As permitted by the rules of the SEC, management has excluded TAAG from its evaluation for the year ended June 30, 2011, the year of acquisition.  As of June 30, 2011, TAAG’s total assets represented approximately 37% of our consolidated total assets and approximately 31% of consolidated total current assets. TAAG's total revenues constituted approximately 11% of our consolidated revenue and its operating loss constituted approximately 5% of our consolidated operating loss for the year ended June 30, 2011.

Changes in Internal Controls Over Financial Reporting

During the most recently completed fiscal year, three independent directors were elected to the Company’s Board of Directors, which improved  our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). In its prior assessment of internal control over financial reporting, management considered the Company’s lack of a functioning audit committee and lack of a majority of independent members on the Board of Directors to be material weaknesses in the Company’s internal control over financial reporting. Management believes that the election of the three independent directors to the Company’s Board of Directors and the establishment of an audit committee comprised solely of those independent directors have resolved those previously identified weaknesses.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment
Peter Derycz	49	Chief Executive Officer, President and Chairman of the Board	January 6, 2006
Richard McKilligan	48	Chief Financial Officer, Secretary and General Counsel	November 13, 2006
Janice Peterson	63	Director, Head of Publisher Relations of Reprints Desk	July 1, 2006
Gen. Merrill McPeak	75	Director	November 5, 2010
Scott Ogilvie	57	Director	November 5, 2010
Gregory Suess	39	Director	November 5, 2010

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Business Experience Descriptions

Peter Derycz – Chief Executive Officer, President and Chairman

Peter Derycz founded Reprints as its President in 2006. Mr. Derycz was a founder of Infotrieve, Inc. in 1989 and served as its President from February 2003 until September 2003. He served as the Chief Executive Officer of Puerto Luperon, Ltd. (Bahamas) ), a real estate development company, from January 2004 until December 2005. In January 2006, he was appointed to, and currently serves as a member of, the board of directors of Insignia Systems, Inc., a consumer products advertising company. Mr. Derycz received a B.A. in Psychology from the University of California at Los Angeles. . The Board believes that Mr. Derycz’ familiarity with the Company’s day-to-day operations, his strategic vision for the Company’s business and his past leadership and management experience make him uniquely qualified to serve as a director.

Richard McKilligan – Chief Financial Officer, Secretary and General Counsel

Richard McKilligan earned his law degree from Cornell Law School, his MBA from the University of Chicago and his undergraduate degree in Accountancy from the University of Illinois at Urbana-Champaign. He joined Derycz in November 2006. Mr. McKilligan is also a director of Bristol Investment Fund, Ltd., which holds a significant equity stake in the Company. He was an associate with Morgan, Lewis & Bockius, LLP in their New York and London offices from 2000 until January 2006. He is a member of the State Bar of California, the New York State Bar Association and the Florida Bar.

Janice Peterson – Head of Publisher Relations of Reprints Desk

Jan Peterson was Vice President for Content Development at Infotrieve, Inc. from 2000 to 2006 and Vice President for Publisher Relations and Content Development at RoweCom, formerly Faxon/Dawson, from 1997 to 2000. Ms. Peterson was at Academic Press (now Elsevier) for 14 years, where her last position was Fulfillment Director. Ms. Peterson is Past Chair of the Board of Directors for the National Information Standards Organization (NISO), and she is the past chair of the International Committee for EDI in Serials (ICEDIS). She has a degree in History from Whittier College and an M.A. in Asian Studies from California State College, San Diego. She joined Reprints in 2006. The Board believes that Ms. Peterson should serve as a director due to her extensive industry-specific knowledge and business experience, including a familiarity with the Company’s day-to-day operations.

General Merrill McPeak – Director

Gen. McPeak is President of McPeak and Associates, a company he founded in 1995. From 1990 until his retirement from active military service in late-1994, he was chief of staff of the U.S. Air Force. During this period, he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad. As a member of the Joint Chiefs of Staff, he and the other service chiefs were military advisors to the Secretary of Defense and the President. Gen. McPeak has been a director on the boards of a dozen publicly traded companies, including long service with the airline, TWA, and with the test and measurement company, Tektronix. He was for many years Chairman of the Board of ECC, International, until that company was acquired by Cubic Corporation. Currently, Gen. McPeak is a director of Del Global Technologies (OTC: DGTC.OB), a producer of medical imaging devices, Miller Energy Resources, (NASDAQ: MILL), an oil and natural gas exploration and production company, and Sensis Corp., a privately held manufacturer of air defense radars and air traffic control equipment. He is Chairman of Portland, Oregon-based Ethicspoint, Inc., a relatively recent startup that has become the leading provider of software-as-a-service based governance, risk and compliance solutions. The Board concluded that Gen. McPeak should serve as a director in light of his demonstrated leadership abilities and years of experience serving on the boards of directors of numerous publicly traded corporations.

Scott Ogilvie – Director

Scott Ogilvie is Founder and President of AFIN International, Inc. and formerly CEO of Gulf Enterprises International, Ltd., both of which companies have U.S. and Cooperation Council for the Arab States of the Gulf (“GCC”) operating partners and strategic shareholders through which they bring GCC regional as well as U.S. and international expertise, investment capital and operating platforms to the Middle East and North Africa (MENA) markets in areas such as Infrastructure, Industrial, IT, Energy, Entertainment, Healthcare and Real Estate.  AFIN is also a member of Wirthlin Worldwide Itochu, an entity that functions as the international strategic advisory and M&A arm of ITOCHU Corporation, a Japanese global trading company.  Prior to forming AFIN and GEI, Mr. Ogilvie was the Chief Operating Officer for CIC Group of companies.  Mr. Ogilvie received a BSBA-Finance degree from the University of Denver (1976), and a Juris Doctor degree from the University of California, Hastings College of Law (1979). In light of Mr. Ogilvie’s financial and executive experience, including his experience having served as a director and audit committee member of several public companies, the Board believes it to be in the Company’s best interests that Mr. Ogilvie serve as a director.

Gregory Suess – Director

Gregory Suess is a founding partner of ROAR, an entertainment and media focused management and consulting company formed in 2000.  Since 1997, Mr. Suess has practiced with the law firm of Glaser, Weil, Fink, Jacobs, Howard & Shapiro, LLP, where he is currently Of Counsel and focuses on general corporate law, media and entertainment.  Mr. Suess holds a Bachelor of Science from the University of Southern California (Lloyd Greif Center for Entrepreneurial Studies), and holds a JD/MBA from Pepperdine University.  Mr. Suess serves on the Boards of Directors of TicTock Studios in Saugatuck, Michigan, and Wizard World, Inc. He is a member of the State Bar of California. The Board believes that Mr. Suess is a valuable addition to the Board due to his business and educational background in management and finance, including his experience as a director of other companies and as an owner and officer of multiple businesses.

Global Sales Director

Armand Brevig

Mr. Brevig was appointed to the position of Global Sales Director of the Company in May 2011 and began work at the Company on July 1,  2011. As Global Sales Director, he is tasked with responsibility for customer retention, new customer acquisition, and sales distribution channels. Mr. Brevig is based in the United Kingdom and reports to Mr. Derycz, who previously managed the company's sales activities. Mr. Brevig was most recently the Global (Content Procurement) Category Leader at AstraZeneca, which reported $33.27 billion in 2010 annual revenues. In that position, Mr. Brevig led the creation of the first global Strategic Information Services Sourcing group, led a global multimillion-dollar cross-cultural reprint (scientific journal articles) project, and influenced business process outsourcing strategies. Prior to his most recent position at AstraZeneca, Mr. Brevig was Global Lead (Information) Buyer at AstraZeneca. He has also worked as a Senior Supplier Account Manager (Market Data Acquisition) at Thomson Financial, Supplier Account Manager (Market Data) at Thomson Financial, Programme Officer (Stationed in Zambia) at United Nations Industrial Development Organization, and Acting UNIDO Office Manager (Zambia) at United Nations Industrial Development Organization. Mr. Brevig is fluent in French, German, Danish and English.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed during the fiscal year ended June 30, 2011 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with except as described below. Mr. McKilligan and Ms. Peterson did not timely file their respective reports on Form 4 pertaining to transactions involving each of them that occurred on May 28, 2009 and July 27, 2010. Each of the relevant reports was filed on August 12, 2010. Mr. Ogilvie did not timely file his report on Form 3 pertaining to a transaction that occurred on November 5, 2010. The relevant report was filed on November 16, 2010. Mr. Derycz did not timely file his report on Form 5 pertaining to gift transfers he made to certain of his family members on January 10, 2011. Mr. Derycz will file a Form 5 to report these transactions.

 Code of Ethics

We have adopted a written code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or persons performing similar functions. We have posted a copy of the code in the Corporate Governance – Code of Conduct section of our website, http://deryczscientific.investorroom.com.

Item 11.  Executive Compensation.

Executive Compensation

The following table summarizes all compensation for the fiscal years ended June 30, 2011 and June 30, 2010 awarded to, earned by or paid to our Chief Executive Officer and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year 2011.  The following table summarizes all compensation for the last two fiscal years awarded to, earned by or paid to (i) our Chief Executive Officer (principal executive officer), (ii) two most highly compensated executive officers other than our CEO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS ENDED JUNE 30, 2011 AND 2010

Name and principle Position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)	(j)
Peter Derycz	2011	240,000		-	-	-		-	-	-	240,000
Chief Executive Officer	2010	270,000	(1)	-	-	-		-	-	-	270,000

Richard McKilligan	2011	155,000		-	-	8,667	(2)	-	-	-	163,667
Chief Financial Officer	2010	155,000		-	-			-	-	-	155,000

(1)	Includes a bonus of $30,000 paid on July 30, 2010 for services performed during the fiscal year ended June 30, 2010 and accrued as as an expense at June 30, 2010.

(2)	Represents a grant made on July 27, 2010, of options to purchase 40,000 common shares which vest over three years.

The following table sets forth, at June 30, 2011, information regarding unexercised options for each named executive officer.  There were no stock awards outstanding at June 30, 2011.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

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

            The following table sets forth, for the year ended June 30, 2011, the compensation earned by our directors for the services rendered by them to the Company in all capacities.

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED JUNE 30, 2011

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)
Gen. Merrill McPeak	-	-	40,326	(1)	-	-			(40,326
Scott Ogilvie			40,326	(1)					40,326
Janice Peterson							100,000	(2)	100,000
Gregory Suess	-	-	40,326	) (1)	-	-			40,326

(1)
Represents options to purchase 50,000 shares of common stock at an exercise price of $1.25 subject to the following vesting schedule: 12,500 shares vest and become exercisable on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011.

(2)
Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $100,000.

Employment Agreements

Peter Derycz

Mr. Derycz's employment contract as Chief Executive Officer and as a director of the Company has a three year term beginning July 1, 2010. The contract provides an annual salary of $240,000.  No part of Mr. Derycz's salary is allocated to his duties as a director of the Company. The contract contains no incentive bonus structure.

Richard McKilligan

Mr. McKilligan's employment contract as Chief Financial Officer and General Counsel has a three year term beginning July 1, 2010. The contract provides an annual salary of $155,000. In addition, the contract provides that Mr. McKilligan will be eligible to receive bonuses at the discretion of the boards of directors of the Company and Reprints.

Janice Peterson

Ms. Peterson's employment contract as Head of Publisher Relations of Reprints Desk and as a director of the Company has a three year term beginning July 1, 2010. The contract provided an annual base salary of $125,000. No part of Ms. Peterson's salary is allocated to her duties as a director of the Company. The contract contains no incentive bonus structure.

Director Compensation

We intend to compensate non-management directors through stock option and/or restricted stock granted under our 2007 Equity Compensation Plan. At this time, except as set forth above, no directors receive compensation for their services as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 23, 2011, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the CEO and each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 23, 2011. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 17,069,437 shares of common stock outstanding as of September 23, 2011 plus, for each person, any securities that person has the right to acquire within 60 days of September 23, 2011.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o Derycz Scientific, Inc., 1524 Cloverfield Blvd., Suite E, Santa Monica, California 90404.

Name and Address	Shares Beneficially Owned	Percentage of Class
Bristol Investment Fund, Ltd. (1) (2)	2,750,000	15.9%
Bristol Capital, LLC (1) (3)	1,810,910	10.6%
Peter Derycz (4)	4,000,000	23.4%
Richard McKilligan (5)	274,398	1.6%
Jan Peterson (6)	176,670	1.0%
Gen. Merrill McPeak(7)	50,000	—%
Scott Ogilvie (7)	50,000	—%
Gregory Suess (7)	50,000	—%
All Directors and Executive Officers as a group (6 persons)	4,601,068	25.8%

(1)	Paul Kessler exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd. and Bristol Capital, LLC.

(2)	Includes warrants to purchase 250,000 shares of common stock at an exercise price of $1.25 per share.

(3)	Diana Derycz-Kessler is a member of Bristol Capital, LLC, the spouse of Paul Kessler and the sibling of Peter Derycz.

(4)	Includes 400,000 shares owned by the wife of Mr. Derycz and 4,905 shares owned by each of the four children of Mr. Derycz.

(5)
Includes options to purchase 95,000 shares of common stock at an exercise price of $1.50, options to purchase 90,000 shares of common stock at an exercise price of $1.00 and options to purchase 16,670 shares of common stock at an exercise price of $1.02.

(6)
Includes options to purchase 85,000 shares of common stock at an exercise price of $1.50, options to purchase 75,000 shares of common stock at an exercise price of $1.00 and options to purchase 16,670 shares of common stock at an exercise price of $1.02.

(7)	Includes options to purchase 50,000 shares of common stock at an exercise price of $1.25.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of the Company.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The purpose of the Plan is to grant stock and stock options to purchase our common stock to our employees and key consultants. The total amount of shares subject to the Plan is 1,500,000 shares. As of September 25, 2011, we had granted 1,439,000 options under the Plan. The following table provides information as of June 30, 2011 with respect to the Plan, which is the only compensation plan under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,439,000	$1.26	61,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,439,000		61,000

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

Richard McKilligan, our Chief Financial Officer, is also a director of Bristol Investment Fund, Ltd., which holds 2,750,000 shares, or 15.9%, of the Company’s common stock.

A familial relationship exists between management and certain equity holders of the Company. Paul Kessler and Diana Derycz-Kessler are married and are the owners of Bristol Capital, LLC, which holds 1,810,910 shares, or 10.6%, of the Company’s common stock. Paul Kessler has investment and voting control over the shares held by Bristol Investment Fund, Ltd., which holds 2,750,000 shares, or 15.9%, of the Company’s common stock. Diana Derycz-Kessler and Peter Derycz, the Company’s Chief Executive Officer, are siblings.

Director Independence

Gen. McPeak, Mr. Ogilvie and Mr. Suess are independent directors as that term is defined by NYSE Amex Rule 803A.02(a).  Each of them is also a member of the Company’s audit committee, compensation committee and nominating and corporate governance committee, and each of them meets the NYSE Amex’s independence standards for members of such committees.  The Board of Directors has determined that Mr. Ogilvie qualifies as an audit committee financial expert serving on the audit committee

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2011 and 2010.

	Year Ended June 30, 2011	Year Ended June 30, 2010

Audit Fees	$217,943	89,339
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$217,943	89,339

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

Prior to November 2010, we did not have an independent audit committee and the full Board of Directors, therefore, served as the audit committee for all purposes relating to communication with our auditors and responsibility for our audits occurring prior to November 2010. Our audit committee or Board of Directors, as applicable has considered whether the provision of the services described above for the fiscal years ended June 30, 2011 and 2010, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the audit committee of our Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a) Documents filed as a part of this report

(1) Financial Statements

The financial statements of Derycz Scientific, Inc. and its subsidiaries and Weinberg & Company, P.A.’s report dated September 28, 2011, are incorporated by reference to Item 8 of this report.

(2) Financial Statement Schedules

Not required.

(b) Exhibits

See the "Exhibit Index" beginning on the page immediately following the signature page hereto for the list of exhibits filed as part of this report, which list is incorporated herein by reference.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: September 28, 2011		Chief Executive Officer (Principal
Executive Officer)

	By:	/s/ Richard McKilligan

Richard McKilligan
Date: September 28, 2011		Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Derycz
Peter Derycz	Chief Executive Officer (Principal Executive	September 28, 2011
Officer) and Chairman of the Board

/s/ Richard McKilligan	Chief Financial Officer (Principal Financial
Richard McKilligan	and Accounting Officer), Secretary and	September 28, 2011
General Counsel

/s/ Jan Peterson
Jan Peterson	Director	September 28, 2011

/s/ Merrill McPeak
Merrill McPeak	Director	September 28, 2011

/s/ Scott Ogilvie
Scott Ogilvie	Director	September 28, 2011

/s/ Gregory Suess
Gregory Suess	Director	September 28, 2011

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
2.2	English translation of Purchase Agreement executed by Derycz Scientific, Inc. (2)
2.3	English translation of Amendment to Purchase Agreement executed by Derycz Scientific, Inc. (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.25) (3)
4.3	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.75) (3)
4.4	Form of Common Stock Purchase Warrant dated November 5, 2010 (4) ++
4.5	Form of Common Stock Purchase Warrant dated November 17, 2010 (5)
4.6	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $1.75) (6)
4.7	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $2.25) (6)
4.8	Form of Common Stock Purchase Warrant dated February 15, 2011 (7)
10.1	2007 Equity Compensation Plan (1) ++
10.2	Lease agreement between Pools Press and JJ Properties (1)
10.3	Employment Agreement between Reprints Desk, Inc. and Peter Derycz, dated July 1, 2010 (8) ++
10.4	Employment Agreement between Reprints Desk, Inc. and Richard McKilligan, dated July 1, 2010 (8) ++
10.5	Employment Agreement between Reprints Desk, Inc. and Scott Ahlberg, dated July 1, 2010 (8) ++
10.6	Employment Agreement between Reprints Desk, Inc. and Janice Peterson, dated July 1, 2010 (8) ++
10.7	Employment Agreement between Pools Press, Inc. and Matt Sampson, dated February 28, 2007 (1) ++
10.8	CapCas License Agreement between Reprints Desk, Inc. and Elsevier B.V. dated May 31, 2007 (1)
10.9	Dainippon Equipment Purchase Agreement between Pools Press, Inc. and TCF Equipment Finance, dated July 10, 2007 (1)
10.10	Form of Subscription Agreement (9)
10.11	Loan and Security Agreement between Derycz Scientific, Inc., Reprints Desk, Inc., Pools Press, Inc. and Silicon Valley Bank, dated July 23, 2010 (10)
10.12	Intellectual Property Security Agreement between Derycz Scientific, Inc. and Silicon Valley Bank, dated July 23, 2010 (10)
10.13	Intellectual Property Security Agreement between Reprints Desk, Inc. and Silicon Valley Bank, dated July 23, 2010 (10)
10.14	Intellectual Property Security Agreement between Pools Press, Inc. and Silicon Valley Bank, dated July 23, 2010 (10)
10.15	Form of Indemnification Agreement (4)
10.16	Form of Securities Purchase Agreement dated February 14, 2011 (7)
21	List of Subsidiaries *
23	Consent of Weinberg and Company, P.A. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

*	Filed herewith.
++	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on April 4, 2011.
(3)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(4)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(5)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 19, 2010.
(6)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K/A filed on January 10, 2011.
(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on February 16, 2011.
(8)	Incorporated by reference to the filing of such exhibit with the registrant’s Annual Report on Form 10-K for the year ended June 30, 2010, filed on September 28, 2010.
(9)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form S-1/A (Amendment No. 1) filed on February 27, 2008.
(10)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on July 28, 2010.