Form 10-Q
period 2011-09-30
Derycz Scientific Inc
filed 2011-11-14
CIK 1386301

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 11, 2011, there were 17,069,437 shares of common stock outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Derycz Scientific, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,045,275	$2,868,260
Accounts receivable:
Trade receivables, net of allowance of $201,584 and $223,298, respectively	6,854,452	6,690,662
Due from factor	141,238	356,540
Inventory	557,562	759,507
Prepaid expenses	243,614	298,927
Prepaid royalties	721,581	1,245,872
Other current assets	16,309	18,320

TOTAL CURRENT ASSETS	11,580,031	12,238,088

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $987,699 and $724,004, respectively	1,344,531	1,666,462

INTANGIBLE ASSETS, net of accumulated amortization of $858,554 and $641,698, respectively	1,694,640	1,883,660

GOODWILL	1,567,604	1,567,604

DEPOSITS AND OTHER ASSETS	283,577	308,721
TOTAL ASSETS	$16,470,383	$17,664,535

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,682,944	$6,296,566
Capital lease obligation, current	476,001	663,973
Accrued expenses and other current liabilities	654,296	748,969
Notes payable, current	57,787	53,252
Due to factor	319,444	312,440
Due to related parties	20,371	71,902
Line of credit	1,082,008	1,436,233
Deferred revenue	111,479	158,240
TOTAL CURRENT LIABILITIES	10,404,330	9,741,575

Notes payable, long term	92,460	110,080
Capital lease obligation, long term	1,211,376	1,281,600
Liability for estimated earnout	359,338	359,338
Deferred tax liability	350,000	350,000

TOTAL LIABILITIES	12,417,504	11,842,593

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,069,437 and 16,822,509 shares issued and outstanding	17,069	16,823
Accumulated other comprehensive income (loss)	8,013	(11,590)
Additional paid-in capital	13,371,233	13,468,580
Accumulated deficit	(9,343,436)	(7,651,871)

TOTAL STOCKHOLDERS' EQUITY	4,052,879	5,821,942

TOTAL LIABILITIES AND EQUITY	$16,470,383	$17,664,535

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	Three Months ended
	September 30,
	2011	2010

NET SALES	$9,861,219	$6,016,656

COST OF SALES	8,388,742	5,199,811

GROSS PROFIT	1,472,477	816,845

OPERATING EXPENSES:
General and administrative	2,439,030	1,033,497
Marketing and advertising	188,414	114,526
Depreciation and amortization	486,001	59,550

TOTAL OPERATING EXPENSES	3,113,445	1,207,573

LOSS FROM OPERATIONS	(1,640,968)	(390,728)

Currency gain (loss)	(1,465)	-
Other Income	2,255	-
Interest expense	(51,694)	(15,150)
Interest income	307	609

NET LOSS	(1,691,565)	(405,269)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	19,603	-

COMPREHENSIVE LOSS	$(1,671,962)	$(405,269)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.10)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	16,977,178	13,011,527

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the three months ended September 30, 2011
(Unaudited)

			Additional		Other	Total
	Common stock		paid-in	Accumulated	Comprehensive	stockholders'
	Shares	Amount	capital	Deficit	Income	Equity

Balance, July 1, 2011	16,822,509	$16,823	$13,468,580	$(7,651,871)	$(11,590)	$5,821,942

Fair value of options issued to employees	-	-	37,084	-		37,084

Common shares issued upon exercise of warrants	246,928	246	(246)	-		-

Fair value of warrants issued for services	-	-	48,939	-		48,939

Adjustment to fair value of warrants granted to consultants			(447,838)			(447,838)

Fair value of warrant extensions	-	-	264,714	-		264,714

Net loss for the period				(1,691,565)		(1,691,565)

Foreign currency translation					19,603	19,603

Balance, September 30, 2011	17,069,437	$17,069	$13,371,233	$(9,343,436)	$8,013	$4,052,879

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,691,565)	$(405,269)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	505,108	76,467
Fair value of vested stock options	37,084	20,529
Fair value of warrants issued for services	(398,899)	-
Fair value of common shares issued for services	-	17,648
Fair value of warrant extensions	264,714	-

Changes in assets and liabilities:
Accounts receivable	(163,790)	(381,887)
Inventory	201,945	(4,383)
Due from Factor	215,302	-
Prepaid expenses	55,313	22,235
Prepaid royalties	524,291	-
Other current assets	27,155	20,262
Accounts payable and accrued expenses	1,386,378	(394,762)
Other current liabilities	(141,434)	(57,330)

Net cash provided by (used in) operating activities	821,602	(1,086,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,680)	(15,448)
Purchase of intangible assets	(27,836)	-
Acquisition of remaining interest in Pools Press	-	(120,000)

Net cash used in investing activities	(58,516)	(135,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(13,085)	-
Due to factor	7,004	-
Payment of capital lease obligation	(258,196)	(8,226)
Payment of related parties	(51,531)	-
Advances (payments) under line of credit	(354,225)	1,375,000

Net cash provided by (used in) financing activities	(670,033)	1,366,774

Effect of exchange rate changes	83,962	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	177,015	144,836

CASH AND CASH EQUIVALENTS, Beginning of period	2,868,260	1,852,231

CASH AND CASH EQUIVALENTS, End of period	$3,045,275	$1,997,067

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$51,694	$15,150

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Adjustment to additional paid in capital to reflect acquisition of remaining noncontrolling interest	$-	34,904

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2011 and 2010 (Unaudited)

Note 1 — Organization, Nature of Business and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

(b) Nature of business

Reprints is a content repurposing and rights management company, with a focus on content re-use services and products. TAAG, our French subsidiary, in addition to supplementing the operations of the Company, also provides additional printing and logistics services to its customers in Europe.  The Company operates within the periodicals publishing industry which is a large and growing market. The Company has developed products in the following areas:

•	Reprints, ePrints and Article Distribution Systems

•	Commercial Printing Services

•	Publisher Outsourced Reprint Management

•	Print-on-Demand Services for copyright and regulatory sensitive documents

(c) Basis of Presentation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly owned subsidiaries. The consolidated accounts include 100% of the assets and liabilities of our majority owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

(d) Liquidity

For the three months ended September 30, 2011, the Company recorded a net loss of $1,691,565.  Cash provided by operating activities was $821,602. As of September 30, 2011, the Company had working capital of $1,175,701 and shareholders’ equity of $4,052,879. The Company believes that its current cash resources and cash flow from operations will be sufficient to sustain current operations for the next twelve months. The Company plans on instituting expense reduction measures and reviewing the financial terms of its relationships with significant vendors and customers to reduce its net losses and increase its cash flow from operations.  In addition, the Company plans to raise additional funds for general working capital purposes in the next twelve months through equity or debt financings or by other means to support its operations and fund growth initiatives.  The Company can provide no assurances, however, that such financing will be available in an amount or on terms acceptable to the Company, if at all. The sale of additional equity or debt securities would result in dilution to its shareholders.  The issuance of additional debt would result in increased expenses and could subject the Company to covenants that may have the effect of restricting its operations.

Note 2 — Summary of Significant Accounting Policies

(a) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, analysis of impairments of recorded goodwill and intangibles, accruals for potential liabilities and assumptions made in valuing equity instruments issued for services or acquisitions.

(b) Concentration of credit risk

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

Cash denominated in Euro with a US dollar equivalent of $491,857 and $636,324 at September 30, 2011 and June 30, 2011, respectively, was held in accounts at financial institutions located in Europe.

As of June 30, 2011, no customer accounted for more than 10% of accounts receivable, and one customer accounted for 10% of accounts receivable at September 30, 2011.  No customer accounted for more than 10% of the revenues for the three months ended September 30, 2011 or 2010.

During the three months ended September 30, 2011 two vendors accounted for 19% and 12% of the Company’s content costs and during the three months ended September 30, 2010 the Company's purchases from one vendor represented 21% of its content costs.

(c) Goodwill and intangible assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

The Company accounts for acquisition of a business in accordance with guidance issued by the Financial Accounting Standards Board (the "FASB"), which may result in the recognition of goodwill. Goodwill is related to the Company's acquisition of TAAG (see Note 3) in March 2011 and the acquisition of Pools Press in prior years. Goodwill is not amortized, rather, goodwill is assessed for impairment at least annually.  Management tests goodwill for impairment at the reporting unit level.  The Company has three reporting units. The Company tests goodwill by using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

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

Based upon management's assessment at September 30, there were no indicators of impairment of the Company's goodwill or intangible assets as of September 30, 2011 or June 30, 2011.

(d)  Revenue recognition

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

(e) Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.  The Company established an allowance for doubtful accounts of $201,584 and $223,298 as of September 30, 2011 and June 30, 2011, respectively.

(f) Stock-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.  Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

(g)  Foreign currency translation

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

(h) Shipping and handling costs

The Company includes shipping and handling charges billed to its customers in its revenues, and classifies shipping and handling costs of the sale of its products as a component of cost of sales. Those costs were approximately $81,294 and $95,964, respectively, for the three months ended September 30, 2011 and 2010.

(i) Net Income (Loss) per share

The FASB requires presentation of basic earnings per share and diluted earnings per share.   Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares available. Weighted average number of shares outstanding reflects the equivalent number of shares received as a result of the exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Warrants to purchase 2,437,182 and 2,855,009 shares of common stock have been excluded from the calculation of diluted net loss per share for the three months ended September 30, 2011 and 2010, respectively, and options to purchase 1,439,000 and 1,401,000 shares of common stock outstanding as of September 30, 2011 and 2010, respectively, have also been excluded from the calculation as the effect would have been anti-dilutive.

(j) Marketing and advertising expenses

Marketing and advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Marketing and advertising expense amounted to $188,414 and $114,524 for the three months ended September 30, 2011 and 2010, respectively.

(k)  Recently issued accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the effects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

The purchase price of $1,572,254 consisted of the issuance of 336,921 shares of the Company’s common stock, valued at $1,212,916, based on the trading price of the Company’s common stock on March 31, 2011 ($3.60 per share), as well as an estimate of the Earnout Payments of $359,338. The Company made an allocation of purchase price to the fair value of the acquired assets as follows:

Purchase Price:
Value of 336,921 shares issued at close	$1,212,916
Obligation for earnout	359,338
Total	$1,572,254

Purchase Price Allocation
Fair value of net assets acquired	$5,333,480
Fair value of liabilities assumed	(5,990,962)
Deferred tax liability	(350,000)
Intangible assets:
Customer list	661,193
Covenant not to compete	574,324
Goodwill	1,344,219
Total purchase price	$1,572,254

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

In accordance with the purchase agreement, the seller will be entitled to the Earnout Payments based upon the future performance of the acquired company.  The amounts of the Earnout Payments are based on TAAG’s achievement of certain income before taxes targets during each of the five years ending December 31, 2011 through December 31, 2015.  Each year, the Earnout Payment will be calculated based on the following formula: 20% of the first 200,000 Euros of net income before taxes of TAAG for the applicable year; plus 30% of the net income before taxes of TAAG between 200,000 and 300,000 Euros; plus 40% of the net income before taxes of TAAG in excess of 300,000 Euros.  Earnout Payments can be paid in cash or the Company’s common stock at Fimmotaag’s discretion.  We expect that the value of the Earnout Payments will be approximately $359,338 based on the earnings estimates for TAAG during the earnout period and we have recorded that amount as a liability as of September 30, 2011 and June 30, 2011.

The following sets out the unaudited pro forma operating results for the three months ended September 30, 2010 for the Company had the acquisition occurred as of July 1, 2010.  These amounts include amortization of the customer list and covenant not to compete:

Three Months Ended September 30, 2010
(Unaudited)
Net sales	$9,041,064
Cost of sales	7,036,670
Gross profit	2,004,394
Operating expenses	2,563,338
Operating loss	(558,944)
Other expense	(23,091)
PRO FORMA NET LOSS	$(582,035)
Pro forma net loss per weighted average share, basic and diluted	$(0.04)

Note 4 — Property and Equipment

Property and equipment consists of the following as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011

Computer equipment	$211,583	$199,161
Software	191,371	185,689
Printing equipment	1,794,041	1,763,993
Furniture and fixtures	79,252	182,609
Autos and vans	55,983	59,014
	2,332,230	2,390,466
Less accumulated depreciation	(987,699)	(724,004)
	$1,344,531	$1,666,462

Printing equipment includes $1,353,470 and $1,424,530 of equipment under capital lease and related accumulated depreciation of $516,416 and $309,539 as of September 30, 2011 and June 30, 2011, respectively.

Depreciation expense for the three months ended September 30, 2011 and 2010 was $288,252 and $37,383, respectively.

Note 5 — Intangible Assets

Intangible assets consist of the following at September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011

Customer lists	$803,751	$775,915
Covenant not to compete	574,324	574,324
Intellectual property licenses	1,175,119	1,175,119
Accumulated amortization	(858,554)	(641,698)
	$1,694,640	$1,883,660

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

For the three months ended September 30, 2011 and 2010, the fair value of options vesting during the period was $37,084 and $20,529 respectively, and has been reflected as compensation cost in the accompanying financial statements.  The fair value was determined based upon a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the options of 3 to 4 years.

As of September 30, 2011, the amount of unvested compensation related to these options was $155,803 which will be amortized as an expense as the options vest.

At September 30, 2011 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at June 30, 2011	1,439,000	$1.23
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at September 30, 2011	1,439,000	$1.23

Additional information regarding options outstanding as of September 30, 2011 is as follows:

	Options Outstanding
	Options Outstanding	Remaining Contractual Life	Options Exercisable
Option Exercise Price	As of 9/30/11	(in years)	as of 9/30/11
$1.50	530,000	6.50	530,000
1.00	492,000	7.92	492,000
1.02	379,000	9.08	157,950
3.00	15,000	9.50	3,333
3.05	10,000	9.625	2,222
1.50	10,000	9.625	5,000
3.65	3,000	9.73	583
Total	1,439,000		1,191,088

As of September 30, 2011, the intrinsic value of the outstanding options was approximately $554,910 based on the trading price of the Company’s common stock of $1.59 per share on September 30, 2011.

Warrants

At September 30, 2011 warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2011	2,894,684	$1.34
Granted	5,000
Exercised	(462,502)
Expired
Balance at September 30, 2011	2,437,182	$2.11

The intrinsic value of the warrants outstanding at September 30, 2011 was approximately $55,950 based on the trading price of the Company’s common stock of $1.59 per share on September 30, 2011.

During the three months ended September 30, 2011, warrants to purchase 457,502 shares of the Company’s common stock were exercised under the cashless exercise provisions of the warrants.  The Company issued 246,928 shares of common stock as a result of those exercises.

On July 1, 2011, the Company issued warrants to acquire up to 5,000 shares of the Company’s common stock to a consultant in exchange for services valued at $8,614.  All of these warrants expire on July 1, 2016 and 2,500 of the warrants have an exercise price of $3.50 and 2,500 of the warrants have an exercise price of $4.00

On July 17, 2011, the Company agreed to extend the expiration date of warrants to acquire 200,009 shares of common stock that were previously issued in connection with a private placement by the Company, to a new expiration date of July 17, 2012. In conjunction with the extension of the warrants, the cashless exercise feature was deleted. On July 17, 2011, the fair value of the warrant extension, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $264,714, and was charged to operations during the three months ended September 30, 2011. The fair value of the warrant extension was calculated using the following assumptions: term of 1 year; expected volatility of 73%; no dividend yield and risk-free interest rate of  0.92%.

In a prior period, the Company issued warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock to two consultants for services to be rendered under consulting agreements with the Company. All of the consultant warrants have a four-year exercise term. Warrants to purchase 400,000 common shares, exercisable at $1.25 per share, vested immediately. Of the aggregate issuance, warrants to purchase 333,333 shares are exercisable at $1.75 per share and warrants to purchase 266,667 shares are exercisable at $2.25 per share, all of which vest over a one-year period. In the periods prior to July 1, 2011, the Company recorded $1,175,748 of compensation cost relating to the vesting of these options based on their fair value at the reporting date.  At September 30, 2011, the Company determined that the fair value of the unvested warrants was $727,910 as calculated using the Black Scholes option pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.  The fair value of $727,910 reflected a decrease of $447,838 from the fair value of $1,175,748 at June 30, 2011, as such the Company recognized a gain of $447,838 during the three months ended September 30, 2011.

In a prior period, the Company issued to three members of the board of directors warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrants is subject to the following vesting schedule: 12,500 shares vested and became exercisable under the warrant on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. Each warrant expires on November 5, 2015. The fair market value of the warrants upon issuance was $161,304 calculated using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.  Stock based compensation cost of $40,326 was recognized during the three months ended September 30, 2011 for warrants vesting during the period.

Note 7 — Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  The SVB line of credit bears interest at the prime rate plus 2% for periods in which the Company  maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4% when a Streamline Period is not in effect.  The interest rate on the line of credit was 8% as of September 30, 2011.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets.

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of September 30, 2011.  The balance outstanding as of September 30, 2011, and June 30, 2011 was $1,082,008 and $1,436,233, respectively.  As of September 30, 2011 and June 30, 2011, approximately $273,000 and $202,000, respectively, of available credit was unused under the line of credit.

Note 8 - Related party transactions

At September 30, 2011, the Company owed Fimmotaag, the former parent company of TAAG, $20,371.  The advances are non-interest bearing, unsecured, and due on demand.  Fimmotaag is owned by TAAG’s two managing directors.

Note 9 – Factor Agreements

During 2010, the Company, through TAAG, entered into factoring agreements with ABN Amro (“ABN”) and Credit Cooperatif for working capital and credit administration purposes.  Under the agreements, the factors purchase trade accounts receivable assigned to the factors by the Company.  The accounts are sold at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in the Company's custody and control and the Company maintains all credit risk on those accounts.

Under the agreement with ABN, the Company can borrow up to approximately $1.4 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at Euribor + 1.2% (2.74% at September 30, 2011).

Under the agreement with Credit Cooperatif, the Company can borrow up to $350,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of September 30, 2011 was 5.11%.

At September 30, 2011, $141,238 was due from ABN and $319,444 was due to Credit Cooperatif.  At June 30, 2011, $356,450 was due from ABN and $312,440 was due to Credit Cooperatif.

Note 10 — Contingencies and Commitments

Publisher Agreements

The Company has entered into agreements with publishers wherein the publishers have granted the Company an exclusive right to sell reprints of certain of each of the publishers’ publications. In exchange for the grant of rights the Company has agreed to pay to the publishers, in aggregate, the following amounts:

Fiscal Year Ending June 30	Payment Amount
2012	$3,345,000
2013	4,650,000
2014	5,000,000
2015	5,400,000
2016	2,800,000
Total	$21,150,000

During the three months ended September 30, 2011, the Company paid the publishers $45,000, in aggregate, for these rights.  In addition, the Company will have to pay additional amounts to the publishers if certain sales targets are achieved under the contracts.

The Company is amortizing the cost of each of these contracts each reporting period on a straight line basis over the terms of the agreements including the period being reported on.  During the three months ended September 30, 2011, the Company amortized $1,303,594 of these costs and $246,094 is recorded as a prepaid expense as of September 30, 2011.

Note 11 — Segment Reporting

As of September 30, 2011, the Company had two reportable business segments:  US Operations and TAAG, which operates in France.  Each operating segment offers some unique products, however, as described above some of the services provided are interdependent and Reprints Desk uses TAAG to print orders placed by Reprints Desk customers.  Information related to these operating segments for the three months ended September 30, 2011, net of eliminations, is as follows:

	US Operations	TAAG (France)	Corporate	Consolidated and Combined

Net Sales	$6,806,885	$3,054,334	$-	$9,861,219
Cost of Sales	6,420,409	1,968,333	-	8,388,742
General and administrative and marketing costs	1,227,356	1,133,281	266,807	2,627,444
Depreciation and amortization	79,895	406,106	-	486,001
Operating income (loss) from continuing operations	$(920,775)	$(453,386)	$(266,807)	$(1,640,968)

Current assets	$7,776,945	$3,081,248	$721,838	$11,580,031
Property and Equipment, net	297,470	1,047,061	-	1,344,531
Intangible assets and goodwill	990,488	2,270,856	900	3,262,244
Other non-current assets	25,022	258,555	-	283,577
Total assets	$9,089,925	$6,657,720	$722,738	$16,470,383

Note 12 — Subsequent events

On October 31, 2011, the Company entered into an amendment to the agreement with Silicon Valley Bank related to the Company’s line of credit.  The amendment extended the term of the agreement to October 31, 2013 and increased the borrowing limit to $4,000,000.

On November 3, 2011, the Company accepted the resignation of Richard McKilligan as Chief Financial Officer of the Company and Reprints and appointed Alan Urban as Chief Financial Officer of the Company and Reprints.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended September 30, 2011 and 2010 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our limited operating history, our ability to compete successfully with existing and new reprint companies, and the sufficiency of our cash and cash equivalents. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

Derycz, through its subsidiaries, endeavors to make any published media available to its customers and to help its customers identify the most useful and relevant media for their purposes. The Company has over 500 customers and has delivered articles in either hard copy or electronic form to over 100 countries. During the year ended June 30, 2011, the Company delivered more than 6.4 million articles. The Company provides live customer service 24 hours a day. The Company serves both the publishers who own the rights to the information and the end-users of the information. The Company utilizes web-based platforms as well as traditional delivery channels and is developing products and services that make it easier for our customers to find and use information. The publishers of scientific and technical information publish hundreds of thousands of new articles each year in addition to the tens of millions of existing articles that have been published in the past. Derycz Scientific, through Reprints, provides its customers with access to that published content and related software, systems and services.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

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

(b) Stock-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.  Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

(d) Recently issued accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no effects on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the effects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Segment Reporting

As of September 30, 2011, the Company had two reportable business segments:  US Operations and TAAG.  TAAG operates in France and is currently not fully integrated with the US Operations.  Each operating segment offers some unique products, however, as described above some of the services provided are interdependent and Reprints Desk uses TAAG to print orders placed by Reprints Desk customers.  Information related to these operating segments for the three months ended September 30, 2011, net of eliminations, is as follows:

	US Operations	TAAG (France)	Corporate	Consolidated and Combined

Net Sales	$6,806,885	$3,054,334	$-	$9,861,219
Cost of Sales	6,420,409	1,968,333	-	8,388,742
General and administrative and marketing costs	1,227,356	1,133,281	266,807	2,627,444
Depreciation and amortization	79,895	406,106	-	486,001
Operating income (loss) from continuing operations	$(920,775)	$(453,386)	$(266,807)	$(1,640,968)

Current assets	$7,776,945	$3,081,248	$721,838	$11,580,031
Property and Equipment, net	297,470	1,047,061	-	1,344,531
Intangible assets and goodwill	990,488	2,270,856	900	3,262,244
Other non-current assets	25,022	258,555	-	283,577
Total assets	$9,089,925	$6,657,720	$722,738	$16,470,383

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010:

Sales and Cost of Goods Sold

We achieved revenues of $9,861,219 for the three months ended September 30, 2011, compared to revenue of $6,016,656 for the three months ended September 30, 2010, an increase of $3,844,563 or 64%.  The primary reason for the increase was revenue from TAAG which was $3,054,334 for the three months ended September 30, 2011 and was not included in the 2010 quarter.  The remainder came from US operations which increased from $6,016,656 for the three months ended September 30, 2010, to $6,806,885 for the three months ended September 30, 2011, an increase of $790,229 or 13%.  While we expect revenue from US operations to continue to increase during the 2012 fiscal year, we expect revenues from TAAG to decrease due to financial uncertainty in Europe.  Revenue from TAAG may decrease further if financial uncertainty in Europe persists.

Our cost of goods sold increased from $5,199,811 for the three months ended September 30, 2010, to $8,388,742 for the three months ended September 30, 2011, which represents an increase of $3,188,931 or 61%. The primary reason for the increase was cost of goods sold from TAAG which was $1,968,333 for the three months ended September 30, 2011 and was not included in the 2010 quarter..  The remainder came from US operations which increased from $5,199,811 for the three months ended September 30, 2010, to $6,420,409 for the three months ended September 30, 2011, an increase of $1,220,598 or 23%.

Our gross margin increased from 14% during the three months ended September 30, 2010 to 15% for the three months ended September 30, 2011.   Gross margin was 6% for US operations and 36% for TAAG for the 2011 quarter.    Our  gross margin percentage may improve if we successfully market and sell higher margin new products, some of which are currently in development and some of which are scheduled for release during the quarter ending December 31, 2011.

The primary reason for the decrease in our gross margin from US operations was an accounting method which requires us to amortize our “Certain Publisher Guaranteed Payments” or “CPGPs” on a straight line basis over the life of the contracts instead of expensing a percentage of the revenue recognized under the contracts.  This accounting treatment results in higher amortized costs in the early periods of the agreements.  For the three months ended September 30, 2011, we recorded approximately $697,465 in revenue under the CPGPs while amortizing approximately $1,303,594 of costs, which caused our cost of goods sold to increase significantly relative to the revenue levels and therefore significantly reducing our gross margin.  Had we been able to amortize these expenses as a percentage of our revenue based on our revenue projections over the life of the contracts, we would have recorded approximately $592,845 in amortized costs for the period, a difference of $710,749 for the 2011 quarter.

We plan on reviewing the financial terms of our relationships with significant vendors and customers and, if successful, we may reduce our cost of sales in future periods.

Operating Expenses

General and Administrative

Our general and administrative expenses increased $1,405,533 or 136%, from $1,033,497 for the three months ended September 30, 2010 to $2,439,030 for the three months ended September 30, 2011. The increase is primarily the result of the inclusion of TAAG’s expenses, which were $1,122,888 in the 2011 period and not included in the 2010 period.  General and administrative expenses were $1,049,335 for the US operations segment and $266,807 for the Corporate segment for the three months ended September 30, 2011.  These expenses include Reprints’ administrative salary costs, which were $701,141 in the 2010 period and $644,176 in the 2011 quarter, a decrease of $56,965 or 8%.  Corporate segment expenses included $264,714 to record the fair value of warrant extensions,  $40,326 for amortization of warrants granted to our independent directors, and  $37,084 for the vesting of stock options granted to employees.  We also recorded a gain of $447,838 in the Corporate segment to reverse previously recorded expenses related to the amortization of warrants granted to consultants.  We plan on instituting expense reduction measures and, if successful, we will reduce the amount of our general and administrative expenses in future quarters.

We also incurred investor relations expenses totaling $51,157 during the 2011 quarter compared to $44,416 in the 2010 period, an increase of $6,741 or 15%.  We will continue to incur significant expenses related to investor relations as a result of being a publicly traded company.  Also included in this figure is the expense related to stock option grants of $37,084 in the 2011 quarter and $20,529 in the 2010 period.

Marketing and Advertising

Our marketing and advertising expenses increased from $114,526 for the three months ended September 30, 2010, to $188,414 for the three months ended September 30, 2011, an increase of $73,888 or 65%.

Depreciation and Amortization

Our depreciation and amortization expense increased from $59,550 for the three months ended September 30, 2010, to $486,001 during the three months ended September 30, 2011, an increase of $426,451 or 716%.  The increase in our depreciation and amortization expense was primarily attributable to depreciation on printing equipment at TAAG and computer equipment which supports our order processing systems, as well as amortization on intangible assets.  We expect depreciation and amortization expense to remain at current levels during fiscal 2012.

Interest Expense

Interest expense was $15,150 for the three months ended September 30, 2010, and $51,694 for the three months ended September 30, 2011, an increase of $36,544. This interest expense was primarily attributable to the interest paid on a credit line with Silicon Valley Bank which provides a $4 million credit line secured by all of the assets of the Company.  We expect to continue to incur significant interest costs during the 2012 fiscal year as we continue to utilize the credit line.

Interest Income

Interest income was $609 for the three months ended September 30, 2010, and decreased to $307 for the three months ended September 30, 2011, a decrease of $302 or 50%.

Other Income

The Company earned $2,255 in other income during the three months ended September 30, 2011, and zero during the three months ended September 30, 2010, an increase of $2,255.  This income represents income we receive from publishers and customers for miscellaneous services as well as income from recycled paper.

Net Loss

We had a net loss of $405,269 for the three months ended September 30, 2010 compared to a net loss of $1,691,565 for the three months ended September 30, 2011.  US operations and the Corporate segment together generated a $1,187,582 loss and TAAG operations generated a $453,368 loss.  Approximately $605,000 of the loss is attributable to CPGPs.  The Company plans on instituting expense reduction measures and reviewing the financial terms of our relationships with significant vendors and customers and, if successful, will reduce its net losses in future quarters.  The net loss generated from TAAG may worsen if financial uncertainty in Europe persists.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $10,350,000, of which $5,250,000 was raised in the fiscal year ended June 30, 2011.

As of September 30, 2011, we had cash and cash equivalents of $3,045,275, compared to $2,868,260 as of June 30, 2011. This increase is primarily attributable to an increase in accounts payable of $1,386,378 and a decrease of prepaid royalties of $524,291, offset by repayments of our credit line amounting to $354,225 and payments of capital lease obligations of $258,196 as well as the net loss of $1,691,565 for the period.

Net cash provided by operating activities was $821,602 for the three months ended September 30, 2011 compared to cash used in operating activities of $1,086,490 for the three months ended September 30, 2010. During the 2010 period, our accounts receivable increased by $381,887 and our accounts payable decreased by $394,762, compared to an increase of accounts receivable of $163,790 and an increase in accounts payable of $1,386,377 in the 2011 period. During the three months ended September 30, 2011, we decreased the amount of prepaid expenses by $55,313 and decreased the amount of prepaid royalties by $524,291, compared to a decrease of $22,235 in prepaid expenses in the 2010 period.  Our net loss for the three months ended September 30, 2011 was $1,691,565, compared to a net loss of $405,269 for the same period of the prior year.

Net cash used in investing activities was $58,516 for the three months ended September 30, 2011 compared to net cash used in investing activities of $135,448 for the three months ended September 30, 2010.  This difference was primarily due to the purchase of the remaining interest in Pools Press in the 2010 period.

Net cash used in financing activities was $670,033 for the three months ended September 30, 2011 compared to net cash provided by financing activities of $1,366,774 for the corresponding period in 2010.  This difference was primarily due to payments of  $354,225 on our line of credit in 2011, compared to advances of $1,375,000 in the 2010 period.

On July 23, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) for a $3,000,000 line of credit that was to mature on October 23, 2013.  This agreement was amended on October 31, 2011 to increase the line of credit to $4,000,000 and extend the matunity date to October 31, 2013.  The SVB was to  line of credit bears interest at the prime rate plus 2% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4% when a Streamline Period is not in effect.  The interest rate on the line of credit was 8% as of September 30, 2011.  The line of credit is secured by all our U.S. assets.  At any time, we may draw on that portion of the line of credit equal to approximately (i) eighty percent (80%) of our then outstanding accounts receivable, excluding certain accounts in arrears, foreign accounts and accounts for which the debtor is our affiliate.  As of September 30, 2011, approximately $273,000 was available for borrowing under the line of credit. TAAG has access to financing through the use of the factoring agreements, which have a combined limit of Euro 1,250,000.  At September 30, 2011, approximately $319,444 was outstanding under the factoring agreements.  TAAG also has bank loans outstanding at September 30, 2011 of approximately $150,247.

We have significant contractual commitments to vendors to purchase content over the next several fiscal years.  Future commitments total in aggregate $3,345,000, $4,650,000, $5,000,000, $5,400,000, and $2,800,000 for the fiscal years ending June 30, 2012, 2013, 2014, 2015 and 2016, respectively. We believe we will be able to fund these future payments through the sales generated from these agreements.  However, the costs we have accrued through September 30, 2011, under the agreements have exceeded the revenue generated from them as a whole. If we are unable to meet these payment requirements based upon revenues from the underlying agreements, we would need to access other sources of cash including cash from other revenue sources or through the sale of equity, or we may be forced to restructure the payment streams.

For the three months ended September 30, 2011, the Company recorded a net loss of $1,691,565 and cash provided by operating activities was $821,602. As of September 30, 2011, the Company had a working capital of $1,175,701, trade receivables of $6,854,452 and a shareholders’ equity of $4,052,879. The Company believes that its current cash resources and cash flow from operations will be sufficient to sustain current operations for the next twelve months. The Company plans on instituting expense reduction measures and reviewing the financial terms of our relationships with significant vendors and customers to reduce its net losses and increase its cash flow from operations.  In addition, the Company plans to raise additional funds for general working capital purposes in the next twelve months through equity or debt financings or by other means to support our operations and fund growth initiatives.  The Company can provide no assurances, however, that such financing will be available in an amount or on terms acceptable to the Company, if at all. The sale of additional equity or debt securities would result in dilution to its shareholders.  The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting the Company's operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As suggested by SEC staff guidance, management has excluded TAAG from its evaluation for the three months ended September 30, 2011.  As of September 30, 2011, TAAG’s total assets represented approximately 35% of our consolidated total assets and approximately 27% of consolidated total current assets. TAAG's total revenues constituted approximately 31% of our consolidated revenue and its operating loss constituted approximately 28% of our consolidated operating loss for the three months ended September 30, 2011.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we sold the following equity securities of the Company that were not registered under the Securities Act of 1933, as amended (the “Act”), and that were not previously disclosed in a Current Report on Form 8-K.  In each case, we relied upon the exemption from registration under the Act found in Section 4(2) of the Act because the investors took the securities for investment purposes and without a view to distribution and were provided access to information regarding the Company, and because there was no general solicitation or advertising for the purchase of the securities.

On July 17, 2011, the Company agreed to extend to July 17, 2012 the expiration date of then outstanding warrants to acquire 200,009 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant holders agreed to relinquish the cashless exercise feature of the warrants in exchange for the extension of the expiration date.

On July 1, 2011, the Company issued warrants to acquire up to 5,000 shares of the Company’s common stock to a consultant in exchange for services valued at $8,614.  All of these warrants expire on July 1, 2016 and 2,500 of the warrants have an exercise price of $3.50 and 2,500 of the warrants have an exercise price of $4.00

On August 4, 2011, warrant holders exercised warrants to purchase 462,502 shares of the Company’s common stock on a cashless basis. The Company issued 246,928 shares of common stock as a result of those excercises.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

 Item 5. Other Information

(a)
On July 23, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) for a $3,000,000 line of credit that was to mature on October 23, 2011.  This agreement was amended on October 31, 2011 to increase the line of credit to $4,000,000 and extend the maturity date to October 31, 2012.  The SVB line of credit bears interest at the prime rate plus 2% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4% when a Streamline Period is not in effect.  The line of credit is secured by all our U.S. assets.  At any time, we may draw on that portion of the line of credit equal to approximately (i) eighty percent (80%) of our then outstanding accounts receivable, excluding certain amounts in arrears, foreign accounts and accounts for which the debtor is our affiliate.  As of September 30, 2011, approximately $273,000 was available for borrowing under the line of credit.

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

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: November 14, 2011		Chief Executive Officer

	By:	/s/ Alan Urban

Alan Urban
Date: November 14, 2011		Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
2.2	English translation of Purchase Agreement executed by Derycz Scientific, Inc. (2)
2.3	English translation of Amendment to Purchase Agreement executed by Derycz Scientific, Inc. (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.25) (3)
4.3	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.75) (3)
4.4	Form of Common Stock Purchase Warrant dated November 5, 2010 (4)
4.5	Form of Common Stock Purchase Warrant dated November 17, 2010 (5)
4.6	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $1.75) (6)
4.7	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $2.25) (6)
4.8	Form of Common Stock Purchase Warrant dated February 15, 2011 (7)
10.1	Amendment to Loan and Security Agreement with Silicon Valley Bank dated October 31, 2011*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101	Interactive Data Files **

*	Filed herewith.
**	To be filed by amendment.
(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on April 4, 2011.
(3)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(4)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(5)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 19, 2010.
(6)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K/A filed on January 10, 2011.
(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on February 16, 2011.