Form 10-Q/A
period 2011-09-30
Derycz Scientific Inc
filed 2011-12-09
CIK 1386301

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Derycz Scientific, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
2.2	English translation of Purchase Agreement executed by Derycz Scientific, Inc. (2)
2.3	English translation of Amendment to Purchase Agreement executed by Derycz Scientific, Inc. (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.25) (3)
4.3	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.75) (3)
4.4	Form of Common Stock Purchase Warrant dated November 5, 2010 (4)
4.5	Form of Common Stock Purchase Warrant dated November 17, 2010 (5)
4.6	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $1.75) (6)
4.7	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $2.25) (6)
4.8	Form of Common Stock Purchase Warrant dated February 15, 2011 (7)
10.1	Amendment to Loan and Security Agreement with Silicon Valley Bank dated October 31, 2011*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Filed with our Form 10-Q as filed on November 14, 2011.
**	Furnished with this Form 10-Q/A.
(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on April 4, 2011.
(3)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(4)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(5)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 19, 2010.
(6)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K/A filed on January 10, 2011.
(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on February 16, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: December 9, 2011		Chief Executive Officer

	By:	/s/ Alan Urban

Alan Urban
Date: December 9, 2011		Chief Financial Officer