Form 10-Q
period 2011-12-31
Derycz Scientific Inc
filed 2012-02-14
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 4, 2012
Common Stock, $0.001 par value	17,069,437

1

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,341,661	$2,868,260
Accounts receivable:
Trade receivables, net of allowance of $160,493 and $223,298 , respectively	7,475,937	6,690,662
Due from factor	84,354	356,540
Inventory	591,522	759,507
Prepaid expenses	237,533	298,927
Prepaid royalties	459,423	1,245,872
Other current assets	1,007	18,320
Total current assets	12,191,437	12,238,088

Property and equipment, net of accumulated depreciation of $1,228,628 and $724,004 , respectively	1,044,627	1,666,462
Intangible Assets, net of accumulated amortization of $1,084,078 and $641,698 , respectively	1,602,420	1,883,660
Goodwill	1,567,604	1,567,604
Deposits and other assets	265,328	308,721
Total assets	$16,671,416	$17,664,535

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$10,537,646	$7,045,535
Capital lease obligation, current	307,004	663,973
Notes payable, current	44,030	53,252
Due to factor	312,441	312,440
Due to related parties	4,519	71,902
Line of credit	774,464	1,436,233
Deferred revenue	252,240	158,240
Total current liabilities	12,232,344	9,741,575

Notes payable, long term	77,053	110,080
Capital lease obligation, long term	1,153,734	1,281,600
Liability for estimated earnout	359,338	359,338
Deferred tax liability	350,000	350,000
Total liabilities	14,172,469	11,842,593

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,069,437 and 16,822,509 shares issued and outstanding, respectively	17,069	16,823
Accumulated other comprehensive income (loss)	22,350	(11,590)
Additional paid-in capital	13,580,360	13,468,580
Accumulated deficit	(11,120,832)	(7,651,871)
Total stockholders’ equity	2,498,947	5,821,942
Total liabilities and stockholders’ equity	$16,671,416	$17,664,535

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenue	$12,089,519	$8,514,233	$21,950,738	$14,530,890
Cost of revenue	10,310,259	7,944,794	18,699,001	13,144,602
Gross profit	1,779,260	569,439	3,251,737	1,386,288

Operating expenses:
Selling, general and administrative	3,003,386	1,774,122	5,630,831	2,922,153
Depreciation and amortization	480,094	66,375	966,095	125,925
Total operating expenses	3,483,480	1,840,497	6,596,926	3,048,078
Loss from operations	(1,704,220)	(1,271,058)	(3,345,189)	(1,661,790)

Currency gain (loss)	(242)	-	(1,707)	-
Other income	16,827	-	19,082	-
Interest expense	(71,319)	(33,508)	(123,013)	(48,658)
Interest income	417	1,124	724	1,735
Other expense	771	-	771	-
Loss before provision for income taxes	(1,757,766)	(1,303,442)	(3,449,332)	(1,708,713)
Provision for income taxes	(19,629)	-	(19,629)	-

Net loss	(1,777,395)	(1,303,442)	(3,468,961)	(1,708,713)
Other comprehensive income:
Foreign currency translation	14,337	-	33,940	-
Comprehensive loss	$(1,763,058)	$(1,303,442)	$(3,435,021)	$(1,708,713)

Net loss per share:
Basic and diluted	$(0.10)	$(0.09)	$(0.20)	$(0.13)

Weighted average shares outstanding:
Basic and diluted	17,069,437	14,157,760	17,022,467	13,584,643

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Six Months Ended December 31, 2011

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, July 1, 2011	16,822,509	$16,823	$13,468,580	$(7,651,871)	$(11,590)	$5,821,942

Fair value of options issued to employees	-	-	84,438	-		84,438

Common shares issued upon exercise of warrants	246,928	246	(246)	-		-

Fair value of warrants issued for services	-	-	210,712	-		210,712

Adjustment to fair value of warrants granted to consultants			(447,838)			(447,838)

Fair value of warrant extensions	-	-	264,714	-		264,714

Net loss for the period				(3,468,961)		(3,468,961)

Foreign currency translation					33,940	33,940

Balance, December 31, 2011	17,069,437	$17,069	$13,580,360	$(11,120,832)	$22,350	$2,498,947

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended
	December 31,
	2011	2010

Cash flow from operating activities:
Net loss	$(3,468,961)	$(1,708,713)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,004,565	161,893
Fair value of vested stock options	84,438	47,475
Fair value of warrants issued for services	(237,126)	448,662
Fair value of common shares issued for services	-	17,648
Fair value of warrant extensions	264,714	-

Changes in assets and liabilities:
Accounts receivable	(785,273)	(1,063,934)
Inventory	167,985	(2,687)
Due from factor	272,186	-
Prepaid expenses	61,394	(82,228)
Prepaid royalties	786,449	-
Other assets	60,706	12,853
Accounts payable and accrued expenses	3,492,110	13,044
Other current liabilities	94,000	(12,892)
Net cash provided by (used in) operating activities	1,797,187	(2,168,879)

Cash flow from investing activities:
Purchase of property and equipment	(44,607)	(21,719)
Purchase of intangible assets	(161,140)	(98,998)
Acquisition of remaining interest in Pools Press	-	(120,000)
Net cash used in investing activities	(205,747)	(240,717)

Cash flow from financing activities:
Issuance of shares upon exercise of warrants	-	2,484,187
Payment of notes payable	(42,249)	-
Payment of capital lease obligation	(484,835)	(16,864)
Payment of related parties	(67,383)	-
Advances (payments) under line of credit	(661,769)	1,284,987
Net cash provided by (used in) financing activities	(1,256,236)	3,752,310
Effect of exchange rate changes	138,197	-
Net increase in cash and cash equivalents	473,401	1,342,714
Cash and cash equivalents, beginning of period	2,868,260	1,852,231
Cash and cash equivalents, end of period	$3,341,661	$3,194,945

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$19,629	$-
Cash paid for interest	$123,014	$33,508

Supplemental disclosures of non-cash investing and financing activities:
Adjustment to additional paid in capital to reflect acquisition of remaining noncontrolling interest	$-	34,904

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 (Unaudited) and June 30, 2011

Note 1 — Organization, Nature of Business and Basis of Presentation

Organization

Derycz Scientific, Inc. (the “Company”) was incorporated in the State of Nevada on November 2, 2006.  Derycz Scientific is a publicly traded holding company formerly with three wholly owned subsidiaries, Reprints Desk, Inc., a Delaware corporation (“Reprints” or “Reprints Desk”), Techniques Appliquées aux Arts Graphiques, S.p.A., an entity organized under the laws of France (“TAAG”), and Pools Press, Inc., an Illinois corporation (“Pools” or “Pools Press”). On January 1, 2012, Reprints Desk was merged with Pools Press to form one, consolidated subsidiary.

Nature of Business

The Company is a content repurposing and rights management company, with a focus on content re-use services and products. The Company’s operations are located in the United States and France. TAAG, our French subsidiary, in addition to supplementing the operations of the Company, also provides additional printing and logistics services to its customers in Europe.  The Company operates within the periodicals publishing industry which is a large and growing market. The Company has developed products in the following areas:

•	Reprints, ePrints and Article Distribution Systems
•	Commercial Printing Services
•	Publisher Outsourced Reprint Management
•	Print-on-Demand Services for copyright and regulatory sensitive documents

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The condensed consolidated balance sheet as of June 30, 2011, included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

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

Reclassification

Accrued expenses and other current liabilities of $830,841 and $748,696 as of December 31, 2011 and June 30, 2011, respectively, has been reclassified and is now presented in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. Marketing and advertising expense of $155,565 and $343,979 for the three and six months ended December 31, 2011, respectively, has been reclassified and is now presented in selling, general and administrative expense on the Condensed Statements of Operations and Other Comprehensive Income (Loss).

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

 Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

These estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, analysis of impairments of recorded goodwill and intangibles, accruals for potential liabilities and assumptions made in valuing equity instruments issued for services or acquisitions.

Liquidity

For the six months ended December 31, 2011, the Company recorded a net loss of $3,468,961. Cash provided by operating activities was $1,797,187. As of December 31, 2011, the Company had negative working capital of $40,907 and shareholders’ equity of $2,498,947. The Company believes that its current cash resources and cash flow from operations will be sufficient to sustain current operations for the next twelve months. The Company expects its cash provided by operating activities to increase next quarter as net losses from US operations decrease resulting from improved gross margins and reduced operating expenses. However, there are no assurance that the Company will be able to achieve such improved operations.

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

Cash denominated in Euro with a US Dollar equivalent of $463,048 and $636,324 at December 31, 2011 and June 30, 2011, respectively, was held in accounts at financial institutions located in Europe.

As of December 31, 2011, one customer accounted for approximately 20% of accounts receivable, and no customer accounted for more than 10% of accounts receivable at June 30, 2011.  For the three months ended December 31, 2011, one customer accounted for 21% of revenue, and two customers accounted for 22% and 11% of revenue for the three months ended December 31, 2010.  For the six months ended December 31, 2011 and 2010, one customer accounted for 13% and 16% of revenue, respectively.

 During the three months ended December 31, 2011, two vendors accounted for 18% and 13% of the Company’s content costs, and two vendors accounted for 18% and 17% of content costs during the three months ended December 31, 2010.  During the six months ended December 31, 2011 and 2010, two vendors accounted for approximately 32% of the Company’s content costs.

Goodwill and Intangible Assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets at least annually, or whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred.

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

Based upon management's assessment, there were no indicators of impairment of the Company's goodwill or intangible assets as of December 31, 2011 or June 30, 2011.

Revenue Recognition

The Company recognizes revenue for its services when all of the following criteria are satisfied:

•	services have been performed;
•	risk of loss and title to the product transfers to the customer;
•	the selling price is fixed or determinable; and
•	collectability is reasonably assured.

The Company's primary source of revenue is from the re-use of published articles and rights management services as well as printing services.  The Company recognizes revenues from the re-use of published articles and rights management services upon shipment or electronic delivery to the customer. The Company recognizes revenue from printing services when services have been rendered and the printed materials have been delivered to the customer.

Stock-based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.  Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into US Dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. Although the majority of our revenue and costs are in US dollars, the revenues and costs of TAAG are in Euro. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

Net Income (Loss) Per Share

Current accounting guidance requires presentation of basic earnings per share and diluted earnings per share.   Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

The following potentially dilutive securities have been excluded from the calculation of diluted net (loss) per share as they would be anti-dilutive because the Company had net losses for the periods below:

	December 31,
	2011	2010
Warrants	2,576,182	2,548,684
Stock options	1,464,000	1,401,000
	4,040,182	3,949,684

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

 In accordance with the purchase agreement, the seller will be entitled to the Earnout Payments based upon the future performance of the acquired company.  The amounts of the Earnout Payments are based on TAAG’s achievement of certain income before taxes targets during each of the five years ending December 31, 2011 through December 31, 2015.  Each year, the Earnout Payment will be calculated based on the following formula: 20% of the first 200,000 Euros of net income before taxes of TAAG for the applicable year; plus 30% of the net income before taxes of TAAG between 200,000 and 300,000 Euros; plus 40% of the net income before taxes of TAAG in excess of 300,000 Euros.  Earnout Payments can be paid in cash or the Company’s common stock at Fimmotaag’s discretion.  We expect that the value of the Earnout Payments will be approximately $359,338 based on the earnings estimates for TAAG during the earnout period and we have recorded that amount as a liability as of December 31, 2011 and June 30, 2011.

The following sets out the unaudited pro forma operating results of the Company for the periods below had the acquisition occurred as of July 1, 2010.  These amounts include amortization of the customer list and covenant not to compete:

	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010
Revenue	$12,021,848	$21,062,912
Cost of revenue	9,958,905	16,995,575
Gross profit	2,062,943	4,067,337
Operating expenses	3,409,851	5,973,189
Income (loss) from operations	(1,346,908)	(1,905,852)
Other expense	(60,283)	(83,374)
Pro forma net loss	$(1,407,191)	$(1,989,226)
Pro forma net loss per share: basic and diluted	$(0.10)	$(0.15)
Weighted average shares outstanding: basic and diluted	14,157,760	13,584,643

Note 4 — Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  The SVB line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect.  The interest rate on the line of credit was 6% as of December 31, 2011.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants, one of which the Company was not in compliance with as of December 31, 2011.  Subsequent to December 31, 2011, SVB waived the covenant violation and the covenant was modified for future periods. In addition, in consideration for the covenant violation waiver, the Loan and Security Agreement was amended to provide for an increase in the interest rate on the line of credit by 0.50%. The balance outstanding as of December 31, 2011, and June 30, 2011 was $774,464 and $1,436,233, respectively.  As of December 31, 2011 and June 30, 2011, approximately $1,516,000 and $202,000, respectively, of available credit was unused under the line of credit.

Note 5 - Related Party Transactions

At December 31, 2011 and June 30, 2011, the Company owed Fimmotaag, the former parent company of TAAG, $4,519 and $71,902, respectively.  The advances are non-interest bearing, unsecured, and due on demand.  Fimmotaag is owned by TAAG’s two managing directors.

Note 6 – Factor Agreements

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

 Under the agreement with ABN, the Company can borrow up to approximately $1.4 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 2.4% at December 31, 2011. At December 31, 2011 and June 30, 2011, $84,354 and $356,540 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $350,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of December 31, 2011 was approximately 5%. At December 31, 2011 and June 30, 2011, $312,441 and $312,440 was due to Credit Cooperatif, respectively.

Note 7 — Stockholders’ Equity

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares. The majority of awards issued under the Plan vest immediately or over three years, and have a term of ten years. There were 36,000 shares available for grant under the Plan as of December 31, 2011. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested options activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2011	1,439,000	$1.23	1,153,000	$1.24	286,000	$1.21
Granted	25,000	2.65	25,000	2.65	—	—
Options vesting	—	—	72,833	1.19	(72,833)	1.19
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at December 31, 2011	1,464,000	$1.26	1,250,833	$1.27	213,167	$1.21

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes pricing model of the stock options granted during the three and six months ended December 31, 2011 and 2010.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Expected dividend yield	0%	—%	0%	0%
Risk-free interest rate	1.95%	—%	1.95%	1.82%
Expected life (in years)	5	—	5	5.8
Expected volatility	148%	—%	148%	73%

The weighted average remaining contractual life of all options outstanding as of December 31, 2011 was 7.27 years. The remaining contractual life for options vested and exercisable at December 31, 2011 was 7.04 years. Furthermore, the aggregate intrinsic value of all options outstanding as of December 31, 2011 was $79,520, and the aggregate intrinsic value of options vested and exercisable at December 31, 2011 was $64,360, in each case based on the fair value of the Company’s common stock on December 31, 2011. The total fair value of options vested during the six months ended December 31, 2011 was $84,436.  As of December, 2011, the amount of unvested compensation related to these options was $164,445 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of December 31, 2011 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$1.00	492,000	7.41	492,000
1.02	379,000	8.58	189,500
1.50	540,000	6.04	535,000
2.65	25,000	9.44	25,000
3.00	15,000	9.04	5,000
3.05	10,000	9.12	3,333
3.65	3,000	9.23	1,000
Total	1,464,000		1,250,833

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2011	2,894,684	$1.98
Granted	155,000	1.27
Exercised	(462,502)	1.35
Expired	(11,000)	1.50
Outstanding, December 31, 2011	2,576,182	$2.06
Exercisable, June 30, 2011	2,519,685	$2.01
Exercisable, December 31, 2011	2,576,182	$2.06

The was no aggregate intrinsic value for all warrants outstanding as of December 31, 2011 based on the fair value of the Company’s common stock on December 31, 2011.

On July 1, 2011, the Company issued warrants to acquire up to 5,000 shares of the Company’s common stock to a consultant in exchange for services.  All of these warrants vested immediately and expire on July 1, 2016. 2,500 of the warrants have an exercise price of $3.50 per share, and 2,500 of the warrants have an exercise price of $4.00 per share. The fair value of the warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $8,614, and was charged to operations during the three months ended September 30, 2011. The fair value of the warrants was calculated using the following assumptions: term of 5 years; expected volatility of 73%; no dividend yield, and risk-free interest rate of 0.92%.

On July 17, 2011, the Company agreed to extend to July 17, 2012 the expiration date of then outstanding warrants to acquire 200,009 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant holders agreed to relinquish the cashless exercise feature of the warrants in exchange for the extension of the expiration date. On July 17, 2011, the fair value of the warrant extension, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $264,714, and was charged to operations during the three months ended September 30, 2011. The fair value of the warrant extension was calculated using the following assumptions: term of 1 year; expected volatility of 73%; no dividend yield, and risk-free interest rate of 0.92%.

In October and December 2010, the Company issued warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock to two consultants for services to be rendered under consulting agreements with the Company. All of the consultant warrants have a four-year exercise term. Warrants to purchase 400,000 common shares, exercisable at $1.25 per share, vested immediately. Of the aggregate issuance, warrants to purchase 333,333 shares are exercisable at $1.75 per share and warrants to purchase 266,667 shares are exercisable at $2.25 per share, all of which vest over a one-year period. In the periods prior to July 1, 2011, the Company recorded $1,175,748 of compensation cost relating to the vesting of these options based on their fair value at the reporting date.  At September 30, 2011, the options fully vested and the Company determined that the fair value of the unvested warrants upon vesting was $727,910 as calculated using the Black Scholes option pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.  The fair value of $727,910 reflected a decrease of $447,838 from the fair value of $1,175,748 at June 30, 2011. As such the Company recognized a gain of $447,838 during the six months ended December 31, 2011.

In November 2010, the Company issued to three members of the board of directors warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrants is subject to the following vesting schedule: 12,500 shares vested and became exercisable under the warrant on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. Each warrant expires on November 5, 2015. The fair market value of the warrants upon issuance was $161,304 calculated using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.  Stock based compensation cost of $40,326 was recorded during the six months ended December 31, 2011 for warrants vesting during the period.

On August 4, 2011, warrant holders exercised warrants to purchase 462,502 shares of the Company’s common stock on a cashless basis. The Company issued 246,928 shares of common stock as a result of those exercises.

On December 19, 2011, the Company issued to three members of the board of directors warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.19 per share. All of the warrants vested immediately and expire on December 19, 2021. The fair market value of the warrants upon issuance was $161,773 calculated using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 1.95%, expected volatility of 148%, and an expected term of the warrants of 5 years.  Stock based compensation cost of $161,773 was recorded during the three and six months ended December 31, 2011 for the issuance of these warrants.

Stock-Based Compensation Expense

Net stock-based compensation expense is included in the accompanying condensed consolidated statements of operations in the following captions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Stock-based compensation expense, net:
Selling, general and administrative	$209,127	$475,608	$112,027	$513,785

Note 8 — Contingencies and Commitments

Publisher Agreements

The Company has entered into agreements with publishers wherein the publishers have granted the Company an exclusive right to sell certain reprints of each of the publishers’ publications. On January 10, 2012, the Company amended one such agreement with a publisher. The original agreement, dated July 15, 2010, called for fixed royalty payments through December 2015. The agreement was amended replacing fixed royalty payments with percentage of revenue royalty payments beginning on January 1, 2012. The amended agreement specifies minimum annual payment thresholds, however, any shortfall on the minimum annual payment thresholds will be capped at $500,000 per year. The amended agreement also allows the publisher to terminate the existing agreement at any time after June 16, but prior to December 17, 2012. The table below summarizes the royalty payment obligations of the original and amended agreements:

Calendar Year	Original Agreement Payment Obligation	Amended Agreement Payment Obligation
2012	$4,500,000	85% of revenue, if $2,500,000 min. annual pymt threshold not met shortfall capped at $500,000
2013	$4,800,000	85% of revenue, if $2,666,667 min. annual pymt threshold not met shortfall capped at $500,000
2014	$5,200,000	85% of revenue, if $2,888,889 min. annual pymt threshold not met shortfall capped at $500,000
2015	$5,600,000	85% of revenue, if $3,111,111 min. annual pymt threshold not met shortfall capped at $500,000

The Company will account for the amendment to the publisher agreement prospectively beginning on January 1, 2012. At December 31, 2011, there was no prepaid royalty and a royalty payable of $1,050,000 relating to the agreement.

During the three months and six months ended December 31, 2011, the Company paid these publishers $1,095,000 and $1,140,000, respectively, and in aggregate, for these rights.  The Company records the cost of each of these contracts each reporting period on a straight line basis over the terms of the agreements including the period being reported on.  During the three months and six months ended December 31, 2011, the Company charged $1,436,093 and $2,829,686, respectively, of these costs to cost of revenue.

Note 9 — Geographical Information

As of December 31, 2011, the Company had two reportable diverse geographical concentrations:  US Operations and TAAG, which operates in France.  Each operating segment offers some unique products, however, as described above some of the services provided are interdependent and Reprints Desk uses TAAG to print orders placed by Reprints Desk customers.  Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Three Months Ended December 31, 2011		Six Months Ended December 31, 2011
	US Operations	TAAG (France)	US Operations	TAAG (France)

Revenue	$8,956,996	$3,132,523	$15,763,881	$6,186,857
Cost of revenue	8,610,137	1,700,122	15,030,546	3,668,455
Selling, general and administrative expenses	1,840,034	1,163,352	3,334,198	2,296,633
Depreciation and amortization	88,550	391,544	168,445	797,650
Income (loss) from operations	$(1,581,725)	$(122,495)	$(2,769,300)	$(575,881)

	December 31, 2011		June 30, 2011
	US Operations	TAAG (France)	US Operations	TAAG (France)

Current assets	$8,875,642	$3,315,795	$8,473,012	$3,765,076
Property and equipment, net	267,674	776,953	314,825	1,351,637
Intangible assets, net and goodwill	1,053,608	2,116,416	1,025,968	2,425,296
Other non-current assets	24,232	241,096	25,022	283,699
Total assets	$10,221,156	$6,450,260	$9,838,827	$7,825,708

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

In this document, Derycz Scientific, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” or the “Company”.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our June 30, 2011 Annual Report on Form 10-K.

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

Overview

Derycz Scientific, Inc. was incorporated in the State of Nevada on November 2, 2006. In November 2006 the Company entered into a Share Exchange Agreement with Reprints Desk, Inc., a Delaware corporation. At the closing of the transaction contemplated by the Share Exchange Agreement, the Company acquired all of the outstanding shares of Reprints from the shareholders of Reprints and issued 8,000,003 of its common shares to the shareholders. Following completion of the exchange transaction, Reprints became a wholly owned subsidiary of the Company.

On February 28, 2007, the Company entered into an agreement with Pools Press, Inc., an Illinois corporation, pursuant to which the Company acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. The Company purchased the remaining interest in Pools that it did not already own on August 31, 2010. Pools is a commercial printer, specializing in reprints of copyrighted articles. The results of Pools Press’ operations have been included in the Company’s consolidated financial statements since March 1, 2007.

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

On January 1, 2012, Reprints was merged with Pools whereby Reprints assumed all of the rights and properties of Pools, forming one consolidated subsidiary and eliminating the separate legal existence of Pools.

Our mission is to provide information logistics solutions that facilitate the flow of information from the publishers of scientific and technical content to enterprise customers in life science and other research intensive industries. We make the hundreds of thousands of new articles each year, in addition to the tens of millions of existing articles that have been published in the past, available to our customers and help them identify the most useful and relevant content for their purposes. We serve both the publishers who own the content rights and the end-users of the content. We utilize web-based platforms as well as traditional delivery channels and are developing products and services that make it easier for our customers to find and use information. During the year ended June 30, 2011, we delivered more than 6.4 million articles in either hard copy or electronic form to over 500 customers in over 100 countries.

We generate revenue by providing three types of solutions to our customers; research solutions, marketing solutions, and publisher solutions.

Research Solutions

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

Marketing Solutions

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

Publisher Solutions

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

The Company recognizes revenue for its services when all of the following criteria are satisfied:

•	services have been performed;
•	risk of loss and title to the product transfers to the customer;
•	the selling price is fixed or determinable; and
•	collectability is reasonably assured.

The Company's primary source of revenue is from the re-use of published articles and rights management services as well as printing services.  The Company recognizes revenues from the re-use of published articles and rights management services upon shipment or electronic delivery to the customer. The Company recognizes revenue from printing services when services have been rendered and the printed materials have been delivered to the customer.

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

Goodwill and Intangible Assets

As required by the FASB, management performs impairment tests of goodwill and indefinite-lived intangible assets at least annually, or whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred.

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

Results of Operations

Comparison of the Three Months and Six Months Ended December 31, 2011 and December 31, 2010

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenue	$12,089,519	$8,514,233	$21,950,738	$14,530,890
Cost of revenue	10,310,259	7,944,794	18,699,001	13,144,602
Gross profit	1,779,260	569,439	3,251,737	1,386,288

Operating expenses:
Selling, general and administrative	2,794,259	1,298,514	5,518,804	2,408,368
Stock-based compensation expense	209,127	475,608	112,027	513,785
Depreciation and amortization	480,094	66,375	966,095	125,925
Total operating expenses	3,483,480	1,840,497	6,596,926	3,048,078
Income (loss) from operations	(1,704,220)	(1,271,058)	(3,345,189)	(1,661,790)

Currency gain (loss)	(242)	-	(1,707)	-
Other income	16,827	-	19,082	-
Interest expense	(71,319)	(33,508)	(123,013)	(48,658)
Interest income	417	1,124	724	1,735
Other expense	771	-	771	-
Loss before provision for income taxes	(1,757,766)	(1,303,442)	(3,449,332)	(1,708,713)
Provision for income taxes	(19,629)	-	(19,629)	-

Net loss	(1,777,395)	(1,303,442)	(3,468,961)	(1,708,713)
Other comprehensive income (loss):
Foreign currency translation	14,337	-	33,940	-
Comprehensive loss	$(1,763,058)	$(1,303,442)	$(3,435,021)	$(1,708,713)

Net Income (loss) per share:
Basic and diluted	$(0.10)	$(0.09)	$(0.20)	$(0.13)

Weighted average shares outstanding:
Basic and diluted	17,069,437	14,157,760	17,022,467	13,584,643

Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
	2011	2010	2011-2010 % Change	2011	2010	2011-2010 % Change

Revenue:
US operations	$8,956,995	$8,514,233	5.2%	$15,763,881	$14,530,890	8.5%
TAAG (France)	3,132,523	-	-%	6,186,857	-	-%
Total revenue	$12,089,518	$8,514,233	42.0%	$21,950,738	$14,530,890	51.1%

Revenue from US operations increased $442,762 or 5.2%, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010, and $1.2 million, or 8.5%, for the six months ended December 31, 2011 compared to the six months ended December 31, 2010. We expect revenue from US operations to continue to increase during the 2012 fiscal year.

Revenue from TAAG was $3.1 million and $6.2 million for the three months and six months ended December 31, 2011 respectively. Revenue from TAAG was not included in the prior year. We expect revenue from TAAG to remain stable during the 2012 fiscal year. Revenue from TAAG may decrease if financial uncertainty in Europe persists.

Cost of Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
	2011	2010	2011-2010 % Change	2011	2010	2011-2010 % Change

Cost of Revenue:
US operations	$8,610,136	$7,944,794	8.4%	$15,030,545	$13,144,602	14.3%
TAAG (France)	1,700,122	-	-%	3,668,455	-	-%
Total cost of revenue	$10,310,258	$7,944,794	29.8%	$18,699,000	$13,144,602	42.3%

As a percentage of revenue:
US operations	96.1%	93.3%	2.8%	95.3%	90.5%	4.9%
TAAG (France)	54.3%	-%	-%	59.3%	-%	-%
Total	85.3%	93.3%	(8.0)%	85.2%	90.5%	(5.3)%

The increase in our cost of revenue as a percentage of revenue from US operations for the three and six months ended December 31, 2011 compared to the three and six months ended December 31, 2010, was primarily due to Certain Publisher Guaranteed Payments or “CPGPs.” CPGPs are fixed cost agreements to exclusively sell certain reprints of each of the publishers’ publications. We expense the cost of the agreements on a straight line basis over the life of the contract to cost of revenue.  For the three and six months ended December 31, 2011, we recorded approximately $456,753 and $1,154,218, respectively, in revenue under CPGPs while recording approximately $1,436,093 and $2,829,686, respectively, of costs, which caused our cost of revenue to increase significantly relative to the revenue levels and therefore significantly reduced our gross margin from US operations.

On January 10, 2012, we amended a CPGP agreement with a publisher. The original agreement, dated July 15, 2010, called for fixed royalty payments through December 2015. The agreement was amended replacing fixed royalty payments with percentage of revenue royalty payments beginning on January 1, 2012. The amended agreement specifies minimum annual payment thresholds, however, any shortfall on the minimum annual payment thresholds will be capped at $500,000 per year. The amended agreement also allows the publisher to terminate the existing agreement at any time after June 16, but prior to December 17, 2012. Our gross margin from US operations should improve significantly starting in the quarter ending March 31, 2012 because of the amended agreement. In addition, starting next quarter, our gross margin from US operations should see additional improvement as we instituted expense reduction measures that reduced our production expenses late in the current quarter. Our gross margin may further improve if we successfully market and sell higher margin new products, some of which are currently in development and some of which have been recently introduced to the market.

Cost of revenue from TAAG was $1.7 million and $3.7 million for the three months and six months ended December 31, 2011 respectively. Cost of revenue from TAAG was not included in the prior year.

Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
	2011	2010	2011-2010 % Change	2011	2010	2011-2010 % Change

Operating Expenses:
US Operations:
Selling, general and administrative	$1,630,907	$1,298,514	25.6%	$3,222,171	$2,408,368	33.8%
Depreciation and amortization	88,550	66,375	33.4%	168,445	125,925	33.8%
Stock-based compensation expense	209,127	475,608	(56.0)%	112,027	513,785	(78.2)%
TAAG (France):
Selling, general and administrative	1,163,352	-	-%	2,296,633	-	-%
Depreciation and amortization	391,544	-	-%	797,650	-	-%
Total operating expenses	$3,483,480	$1,840,497	89.3%	$6,596,926	$3,048,078	116.4%

Selling, General and Administrative

The increase in our selling, general and administrative expenses from US operations for the three and six months ended December 31, 2011 compared to the three and six months ended December 31, 2010, was primarily due to compensation and legal, accounting and consulting fees.

Selling, general and administrative expenses from TAAG amounted to $1.2 million and $2.3 million for the three months and six months ended December 31, 2011 respectively. Selling, general and administrative expenses from TAAG were not included in the prior year.

We expect our selling, general and administrative expenses from US operations to decrease starting next quarter as we instituted expense reduction measures that reduced our compensation, marketing, investor relations, and legal expenses late in the current quarter.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended December 31, 2011, amounted to $499,457 and $1,004,565, respectively, with $19,363 and $38,470 recorded under cost of revenue in the same respective periods. The amounts recorded for US operations consist mostly of amortization of intellectual property licenses and customer lists, while the amounts recorded for TAAG are split between depreciation of mostly printing equipment and amortization of the customer list and covenant not to compete. We expect depreciation and amortization expense to remain at current levels during the 2012 fiscal year.

Interest Expense

Interest expense was $123,013 for the six months ended December 31, 2011, compared to $48,658 for the six months ended December 31, 2010, an increase of $74,355. The increase was primarily attributable to the interest paid on a credit line with Silicon Valley Bank which provides a $4 million credit line secured by all of the assets of the Company.  We expect interest expense to remain at current levels during the 2012 fiscal year.

Net Loss

	Three Months Ended December 31,			Six Months Ended December 31,
	2011	2010	2011-2010 % Change	2011	2010	2011-2010 % Change

Net Loss:
US Operations	$(1,613,970)	$(1,303,442)	23.8%	$(2,823,974)	$(1,708,713)	65.3%
TAAG (France)	(163,425)	-	-%	(644,987)	-	-%
Total net loss	$(1,777,395)	$(1,303,442)	36.4%	$(3,468,961)	$(1,708,713)	103%

The increase in our net loss from US operations for the three and six months ended December 31, 2011 compared to the three and six months ended December 31, 2010, was primarily due to an increase in cost of sales and operating expenses as described above.

Our net loss from TAAG amounted to $163,425 and $644,987 for the three months and six months ended December 31, 2011 respectively. Results from TAAG were not included in the prior year.

We expect our net loss from US operations to decrease starting next quarter as we increase our gross margins and reduce operating expenses as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
Consolidated Statements of Cash Flow Data:	2011	2010
Net cash provided by (used) in operating activities	$1,797,187	$(2,168,879)
Net cash provided by (used) in investing activities	$(205,747)	$(240,717)
Net cash provided by (used) in financing activities	$(1,256,236)	$3,752,310

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $10,350,000, of which $5,250,000 was raised in the fiscal year ended June 30, 2011.

As of December 31, 2011, we had cash and cash equivalents of $3,341,661 compared to $2,868,260 as of June 30, 2011, an increase $473,401. This increase is primarily attributable to an increase in accounts payable of $3,492,110, and a decrease of prepaid royalties of $786,449, partially offset by an increase in accounts receivable of $785,273, repayments under our credit line of $661,769 and payments of capital lease obligations of $484,835.

We believe that our current cash resources and future cash flows will be sufficient to sustain current operations for the next twelve months.

Operating Activities

Our net cash provided by operating activities was $1,797,187 for the six months ended December 31, 2011 and resulted primarily from an increase in accounts payable of $3,492,110, non-cash depreciation and amortization of $1,004,565, and a decrease of prepaid royalties of $786,449, partially offset by an increase in accounts receivable of $785,273 as well as the net loss of $3,468,961 for the period.

Our net cash used in operating activities was $2,168,879 for the six months ended December 31, 2010 and resulted primarily from an increase in accounts receivable of $1,063,934 as well as the net loss of $1,708,713 for the period.

Investing Activities

Our net cash used in investing activities was $205,747 for the six months ended December 31, 2011 and resulted primarily from the purchase of intangible assets and property and equipment.

Our net cash used in investing activities was $240,717 for the six months ended December 31, 2010 and resulted primarily from the purchase of the remaining interest in Pools Press and the purchase of intangible assets and property and equipment.

Financing Activities

Our net cash used in financing activities was $1,256,236 for the six months ended December 31, 2011 and resulted primarily from repayments under our credit line of $661,769 and payments of capital lease obligations of $484,835.

Our net cash provided by financing activities was $3,752,310 for the six months ended December 31, 2010 and resulted primarily from issuance of shares upon the exercise of warrants of $2,484,187 and advances under the line of credit of $1,284,987.

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  The SVB line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect.  The interest rate on the line of credit was 6% as of December 31, 2011.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants, one of which the Company was not in compliance with as of December 31, 2011.  SVB waived the covenant violation and the covenant was modified for future periods. In addition, in consideration for the covenant violation waiver, the Loan and Security Agreement was amended to provide for an increase in the interest rate on the line of credit by 0.50%. The balance outstanding as of December 31, 2011, and June 30, 2011 was $774,464 and $1,436,233, respectively.  As of December 31, 2011 and June 30, 2011, approximately $1,516,000 and $202,000, respectively, of available credit was unused under the line of credit.

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

 Under the agreement with ABN, the Company can borrow up to approximately $1.4 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate + 1.2%. The interest rate under the agreement was 2.4% at December 31, 2011. At December 31, 2011 and June 30, 2011, $84,354 and $356,540 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $350,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of December 31, 2011 was approximately 5%. At December 31, 2011 and June 30, 2011, $312,441 and $312,440 was due to Credit Cooperatif, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 2 to our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As suggested by SEC staff guidance, management has excluded TAAG from its evaluation for the six months ended December 31, 2011.  As of December 31, 2011, TAAG’s total assets represented approximately 39% of our consolidated total assets and approximately 27% of consolidated total current assets. TAAG's total revenues constituted approximately 28% of our consolidated revenue and its operating loss constituted approximately 17% of our consolidated operating loss for the six months ended December 31, 2011.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this item.

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

On December 19, 2011, the Company issued to three members of the board of directors, as compensation for their service on the board, warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.19 per share. All of the warrants vested immediately and expire on December 19, 2021.

 Item 5. Other Information

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  The SVB line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect.  The interest rate on the line of credit was 6% as of December 31, 2011.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants, one of which the Company was not in compliance with as of December 31, 2011.  SVB waived the covenant violation and the covenant was modified for future periods. In addition, in consideration for the covenant violation waiver, the Loan and Security Agreement was amended to provide for an increase in the interest rate on the line of credit by 0.50%. The balance outstanding as of December 31, 2011, and June 30, 2011 was $774,464 and $1,436,233, respectively.  As of December 31, 2011 and June 30, 2011, approximately $1,516,000 and $202,000, respectively, of available credit was unused under the line of credit.

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

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: February 14, 2012		Chief Executive Officer

	By:	/s/ Alan Urban

Alan Urban
Date: February 14, 2012		Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement between Derycz and Reprints Desk dated November 13, 2006 (1)
2.2	English translation of Purchase Agreement executed by Derycz Scientific, Inc. (2)
2.3	English translation of Amendment to Purchase Agreement executed by Derycz Scientific, Inc. (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.25) (3)
4.3	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.75) (3)
4.4	Form of Common Stock Purchase Warrant dated November 5, 2010 (4)
4.5	Form of Common Stock Purchase Warrant dated November 17, 2010 (5)
4.6	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $1.75) (6)
4.7	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $2.25) (6)
4.8	Form of Common Stock Purchase Warrant dated February 15, 2011 (7)
10.1	Amendment to Loan and Security Agreement with Silicon Valley Bank dated February 8, 2012 *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on April 4, 2011.
(3)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(4)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(5)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 19, 2010.
(6)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K/A filed on January 10, 2011.
(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on February 16, 2011.

