Form 10-Q
period 2012-03-31
Derycz Scientific Inc
filed 2012-05-15
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-53501

DERYCZ SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Nevada	11-3797644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 Balboa Blvd., Suite 202, Encino, California	91316
(Address of principal executive offices)	(Zip Code)

(310) 477-0354

(Registrant’s telephone number, including area code)

1524 Cloverfield Boulevard, Suite E, Santa Monica, CA 90404

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 5, 2012
Common Stock, $0.001 par value	17,069,437

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,245,809	$2,868,260
Accounts receivable:
Trade receivables, net of allowance of $170,695 and $223,298 , respectively	6,984,122	6,690,662
Due from factor	252,104	356,540
Inventory	637,660	759,507
Prepaid expenses	279,979	298,927
Prepaid royalties	232,063	1,245,872
Other current assets	908	18,320
Total current assets	11,632,645	12,238,088

Property and equipment, net of accumulated depreciation of $1,354,303 and $724,004 , respectively	979,032	1,666,462
Intangible Assets, net of accumulated amortization of $133,076 and $641,698 , respectively	83,578	1,883,660
Goodwill	223,385	1,567,604
Deposits and other assets	277,684	308,721
Total assets	$13,196,324	$17,664,535

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$9,440,805	$7,045,535
Capital lease obligation, current	592,333	663,973
Notes payable, current	56,691	53,252
Due to factor	323,389	312,440
Due to related parties	-	71,902
Line of credit	1,350,000	1,436,233
Deferred revenue	218,362	158,240
Total current liabilities	11,981,580	9,741,575

Notes payable, long term	68,029	110,080
Capital lease obligation, long term	741,651	1,281,600
Liability for estimated earnout	-	359,338
Deferred tax liability	-	350,000
Total liabilities	12,791,260	11,842,593

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,069,437 and 16,822,509 shares issued and outstanding, respectively	17,069	16,823
Accumulated other comprehensive income (loss)	12,605	(11,590)
Additional paid-in capital	13,625,240	13,468,580
Accumulated deficit	(13,249,850)	(7,651,871)
Total stockholders’ equity	405,064	5,821,942
Total liabilities and stockholders’ equity	$13,196,324	$17,664,535

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenue	$9,986,862	$7,628,334	$31,937,600	$22,156,368
Cost of revenue	7,743,917	6,967,975	26,442,918	20,112,574
Gross profit	2,242,945	660,359	5,494,682	2,043,794

Operating expenses:
Selling, general and administrative	2,037,231	2,084,618	7,668,062	5,000,134
Depreciation and amortization	359,220	63,207	1,325,315	189,132
Impairment loss related to the acquisition of TAAG	1,602,638	-	1,602,638	-
Impairment loss on intangible assets related to intellectual property licenses	688,138	-	688,138	-
Total operating expenses	4,687,227	2,147,825	11,284,153	5,189,266
Loss from operations	(2,444,282)	(1,487,466)	(5,789,471)	(3,145,472)

Currency gain (loss)	(690)	(9,313)	(2,397)	(9,313)
Other income	4,050	-	23,903	(3,775)
Interest expense	(38,457)	(24,817)	(161,470)	(73,475)
Interest income	361	949	1,085	2,684
Loss before provision for income taxes	(2,479,018)	(1,520,647)	(5,928,350)	(3,229,351)
Income tax benefit	350,000	-	330,371	-

Net loss	(2,129,018)	(1,520,647)	(5,597,979)	(3,229,351)
Other comprehensive income: Foreign currency translation	(9,745)	-	24,195	-
Comprehensive loss	$(2,138,763)	$(1,520,647)	$(5,573,784)	$(3,229,351)

Net loss per share:
Basic and diluted	$(0.12)	$(0.10)	$(0.33)	$(0.23)

Weighted average shares outstanding:
Basic and diluted	17,069,437	15,866,221	17,038,010	14,345,169

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Nine Months Ended March 31, 2012

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, July 1, 2011	16,822,509	$16,823	$13,468,580	$(7,651,871)	$(11,590)	$5,821,942

Fair value of options issued to employees	-	-	129,318	-		129,318

Common shares issued upon exercise of warrants	246,928	246	(246)	-		-

Fair value of warrants issued for services	-	-	210,712	-		210,712

Adjustment to fair value of warrants granted to consultants			(447,838)			(447,838)

Fair value of warrant extensions	-	-	264,714	-		264,714

Net loss for the period				(5,597,979)		(5,597,979)

Foreign currency translation					24,195	24,195

Balance, March 31, 2012	17,069,437	$17,069	$13,625,240	$(13,249,850)	$12,605	$405,064

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended
	March 31,
	2012	2011

Cash flow from operating activities:
Net loss	$(5,597,979)	$(3,229,351)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,378,984	244,243
Fair value of vested stock options	129,318	84,559
Fair value of warrants issued for services, net of adjustment	(237,126)	1,067,467
Fair value of common shares issued for services	-	76,123
Fair value of warrant extensions	264,714	-
Impairment loss related to the acquisition of TAAG	1,602,638	-
Impairment loss on intangible assets related to intellectual property licenses	688,138	-
Deferred income tax liability	(350,000)	-

Changes in assets and liabilities:
Accounts receivable	(293,459)	(1,876,631)
Inventory	121,847	(8,779)
Due from factor	104,436	-
Prepaid expenses	18,948	(370,217)
Prepaid royalties	1,013,809	-
Other assets	48,449	15,735
Accounts payable and accrued expenses	2,395,269	(960,559)
Other current liabilities	60,122	102,293
Income taxes payable	-	(600)
Net cash provided by (used in) operating activities	1,348,108	(4,855,717)

Cash flow from investing activities:
Purchase of property and equipment	(60,961)	(83,312)
Purchase of intangible assets	(188,960)	(98,998)
Cash acquired upon acquisition of TAAG	-	645,688
Acquisition of remaining interest in Pools Press	-	(120,000)
Net cash provided by (used in) investing activities	(249,921)	343,378

Cash flow from financing activities:
Issuance of shares upon exercise of warrants	-	2,484,187
Issuance of common shares and warrants	-	2,784,032
Advances (payments) to factor	10,949
Payment of notes payable	(38,612)	-
Payment of capital lease obligation	(611,589)	(25,368)
Payment of related parties	(71,902)	-
Advances (payments) under line of credit	(86,233)	1,171,178
Net cash provided by (used in) financing activities	(797,387)	6,414,029
Effect of exchange rate changes	76,749	-
Net increase in cash and cash equivalents	377,549	1,901,690
Cash and cash equivalents, beginning of period	2,868,260	1,852,231
Cash and cash equivalents, end of period	$3,245,809	$3,753,921

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended
	March 31,
	2012	2011

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$19,629	$-
Cash paid for interest	$161,470	$73,475

Supplemental disclosures of non-cash investing and financing activities:
Adjustment to additional paid in capital to reflect acquisition of remaining noncontrolling interest	$-	$34,904
Acquisition of customer list through the issuance of common shares	$-	$71,250
Grant of common shares for acquisition	$-	$1,212,195
Liability of estimated earnout	$-	$621,985

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011 (Unaudited)

Note 1 — Organization, Nature of Business and Basis of Presentation

Organization

Derycz Scientific, Inc. (the “Company”) was incorporated in the State of Nevada on November 2, 2006.  Derycz Scientific is a publicly traded holding company formerly with three wholly owned subsidiaries: Reprints Desk, Inc., a Delaware corporation (“Reprints” or “Reprints Desk”); Techniques Appliquées aux Arts Graphiques, S.p.A., an entity organized under the laws of France (“TAAG”); and Pools Press, Inc., an Illinois corporation (“Pools” or “Pools Press”). On January 1, 2012, Pools Press was merged with and into Reprints Desk to form one, consolidated subsidiary.

Nature of Business

The Company is a content repurposing and rights management company with two reportable diverse geographical concentrations: US Operations and TAAG, which operates in France.  US operations focus on content re-use services and products. TAAG provides printing and logistics services to its customers in Europe. The Company operates within the periodicals publishing industry which is a large and growing market. The Company has developed products in the following areas:

•	Reprints, ePrints and Article Distribution Systems
•	Commercial Printing Services
•	Publisher Outsourced Reprint Management
•	Print-on-Demand Services for copyright and regulatory sensitive documents

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2011 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Reclassification

In presenting the Company’s condensed consolidated balance sheet as of June 30, 2011, the Company presented $6,296,566 as accounts payable and $748,969 as accrued expense and other current liabilities.   In presenting the Company’s condensed consolidated balance sheet as of March 31, 2012, the Company has reclassified and combined the Accounts payable, accrued expenses and other current liabilities to accounts payable and accrued expenses.

In presenting the Company’s condensed consolidated statement of operations for the three and nine months ended March 31, 2011, the Company presented $162,736 and $412,590 respectively of marketing and advertising expenses. In presenting the Company’s condensed consolidated statement of operations and other comprehensive income for the three and nine months ended March 31, 2012, the Company has reclassified marketing and advertising expenses to selling, general and administrative expenses.

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

Liquidity

For the nine months ended March 31, 2012, the Company recorded a net loss of $5,597,979, however, cash provided by operating activities was $1,348,108 during this period. As of March 31, 2012, the Company had negative working capital of $348,935 and shareholders’ equity of $405,064.

•	US Operations

The Company believes that its current cash resources and cash flow from US operations will be sufficient to sustain current US operations for the next twelve months. The Company expects to continue to produce cash from US operating activities; however, there are no assurances that such results will be achieved.

•	TAAG (France)

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG has seen a recent decline and continuing net losses have been incurred.  Our overall strategy is to improve TAAG’s revenue, operations, and profitability.  As a result, we have, and continue to, perform financial and operational analysis on TAAG.  We replaced local management and have retained a qualified financial consultant to ensure these improvements, however, there is no assurance that such results will be achieved.  In the event that TAAG becomes insolvent our exposure to creditors in France is limited to the assets of TAAG, however, we could lose a significant percentage of our revenues from TAAG.  As a result, during the period ended March 31, 2012, the Company determined that the recorded values of goodwill of $1,344,219 and intangible assets of $1,235,517 that arose upon the acquisition of TAAG were impaired.  Accordingly, during the period ended March 31, 2012, the Company recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets, offset by the elimination of the earnout liability of $359,338 which we estimate will no longer be payable.  At March 31, 2012, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability created upon the acquisition of TAAG that management determined was no longer necessary.

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

Cash denominated in Euros with a US Dollar equivalent of $464,629 and $636,324 at March 31, 2012 and June 30, 2011, respectively, was held in accounts at financial institutions located in Europe.

As of March 31, 2012, one customer accounted for approximately 10% of accounts receivable, and no customer accounted for more than 10% of accounts receivable at June 30, 2011.  For the three months ended March 31, 2012, one customer accounted for 9% of revenue, and one customer accounted for 11% of revenue for the three months ended March 31, 2011.  For the nine months ended March 31, 2012 and 2011, one customer accounted for 12% of revenue.

 During the three months ended March 31, 2012, two vendors accounted for 23% and 11% of the Company’s content costs, and two vendors accounted for 24% and 20% of content costs during the three months ended March 31, 2011.  During the nine months ended March 31, 2012, two vendors accounted for approximately 18% and 14% of the Company’s content costs, and two vendors accounted for 23% and 17% of content costs during the nine months ended March 31, 2011.

Goodwill and Intangible Assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets at least annually, or whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred.

The Company accounts for acquisition of a business in accordance with guidance issued by the Financial Accounting Standards Board (the "FASB"), which may result in the recognition of goodwill. Goodwill is related to the Company's acquisition of TAAG (see Note 3) in March 2011 and the acquisition of Pools Press in prior years. Goodwill is not amortized, rather, goodwill is assessed for impairment at least annually.  Management tests goodwill for impairment at the reporting unit level.  The Company has two reportable diverse geographical concentrations. The Company tests goodwill by using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

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

During the period ended March 31, 2012, the Company determined that the value of goodwill and intangible assets related to the acquisition of TAAG were impaired. Accordingly, the Company recorded an impairment charge of $1,344,219 that represents goodwill related to the acquisition of TAAG (See Note 3). In addition, during the period ended March 31, 2012, the Company determined that the value of intangible assets related to intellectual property licenses were impaired. Accordingly, the Company recorded an impairment loss of $688,138 that represents the unamortized value of intangible assets related to intellectual property licenses as of March 31, 2012. As of June 30, 2011, the Company determined that there were no indicators of impairment of its recorded goodwill or intangible assets.

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

Stock-based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with Topic 718 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.  Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into US Dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. Although the majority of our revenue and costs are in US dollars, the revenues and costs of TAAG are in Euros. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share as they would be anti-dilutive because the Company had net losses for the periods below:

	March 31,
	2012	2011
Warrants	2,576,182	2,894,684
Stock options	1,492,000	1,439,000
	4,068,182	4,333,684

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 effective January 1, 2012. We do not believe that the adoption of this new accounting guidance will have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

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

 In accordance with the purchase agreement, the seller will be entitled to the Earnout Payments based upon the future performance of the acquired company.  The amounts of the Earnout Payments are based on TAAG’s achievement of certain income before taxes targets during each of the five years ending December 31, 2011 through December 31, 2015.  Each year, the Earnout Payment will be calculated based on the following formula: 20% of the first 200,000 Euros of net income before taxes of TAAG for the applicable year; plus 30% of the net income before taxes of TAAG between 200,000 and 300,000 Euros; plus 40% of the net income before taxes of TAAG in excess of 300,000 Euros.  Earnout Payments can be paid in cash or the Company’s common stock at Fimmotaag’s discretion.  The Company has recorded a liability of $0 as of March 31, 2012, and $359,338 as of June 30, 2011, for the expected Earnout Payments based on the earnings estimates for TAAG during the earnout period.

The Company made an allocation of the purchase price to the fair value of the acquired assets as follows:

Purchase Price:	Amount
Value of 336,921 shares issued at close	$1,212,916
Obligation for earnout	359,338
Total	$1,572,254

Purchase Price Allocation
Fair value of net assets acquired	$5,333,480
Fair value of liabilities assumed	(5,990,962)
Deferred tax liability	(350,000)
Intangible assets:
Customer list	661,193
Covenant not to compete	574,324
Goodwill	1,344,219
Total purchase price	$1,572,254

During the period ended March 31, 2012, the Company determined that the recorded values of goodwill of $1,344,219 and intangible assets of $1,235,517 that arose upon the acquisition of TAAG were impaired.  Accordingly, during the period ended March 31, 2012, the Company recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets, offset by the elimination of the earnout liability of $359,338 which the Company estimates will no longer be payable.  At March 31, 2012, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability created upon the acquisition of TAAG that management determined was no longer necessary.

The following table summarizes the impairment loss of goodwill and intangible assets related to the acquisition of TAAG:

	Balance as of March 31, 2012 Before the Impairment Loss	Impairment Loss	Balance as of March 31, 2012 After the Impairment Loss

Goodwill on Acquisition of TAAG	$1,344,219	$(1,344,219)	$-
Customer list, net of accumulated amortization of $330,597	330,596	(330,596)	-
Covenant not to compete, net of accumulated amortization of $287,163	287,161	(287,161)	-
Earnout liability	(359,338)	359,338	-
Total	$1,602,638	$(1,602,638)	$-

The following sets out the unaudited pro forma operating results of the Company for the periods below had the acquisition occurred as of July 1, 2010.  These amounts include amortization of the customer list and covenant not to compete:

	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2011
Revenue	$10,864,786	$31,927,698
Cost of revenue	9,202,129	26,197,705
Gross profit	1,662,657	5,729,994
Operating expenses	3,627,168	9,600,357
Income (loss) from operations	(1,964,512)	(3,870,364)
Other expense	(105,673)	(204,382)
Pro forma net loss	$(2,070,184)	$(4,074,745)
Pro forma net loss per share: basic and diluted	$(0.13)	$(0.28)
Weighted average shares outstanding: basic and diluted	15,866,221	14,345,169

Note 4 — Intangible Assets

Intangible assets consist of customer lists and a covenant not to compete, which are amortized over an estimated useful life of 2 years, and intellectual property licenses, which are amortized over an estimated useful life of 7 years.

During the period ended March 31, 2012, the Company determined that the value of intangible assets related to intellectual property licenses and intangible assets related to the acquisition of TAAG were impaired. Accordingly, the Company recorded an impairment loss of $688,138 that represents the unamortized value of intangible assets related to intellectual property licenses as of March 31, 2012. In addition, the Company recorded an impairment loss of $1,602,638 that represents goodwill and the unamortized value of intangible assets related to the acquisition of TAAG as of March 31, 2012 (Note 3). As of June 30, 2011, the Company determined that there were no indicators of impairment of its recorded intangible assets.

The following table summarizes the impairment loss on intangible assets related to intellectual property licenses:

	Balance as of March 31, 2012 Before the Impairment Loss	Impairment Loss	Balance as of March 31, 2012 After the Impairment Loss
US Operations:
Customer lists, net of accumulated amortization of $117,728	$82,501	$-	$82,501
Intellectual property licenses, net of accumulated amortization of $589,358	689,215	(688,138)	1,077
Total US Operations	$771,716	$(688,138)	$83,578

Note 5 — Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013. On February 8, 2012, the Company entered into an Amendment to the Loan and Security Agreement pursuant to which SVB waived our failure to comply with the minimum tangible net worth financial covenant set forth in the Loan Agreement for the compliance period ending December 31, 2011, the parties agreed to amend the minimum tangible net worth required for various periods in calendar year 2012, and the parties agreed that the principal amount outstanding under the revolving line shall accrue interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect.

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of March 31, 2012.  The balance outstanding as of March 31, 2012, and June 30, 2011 was $1,350,000 and $1,436,233, respectively.  As of March 31, 2012 and June 30, 2011, approximately $1,420,000 and $202,000, respectively, of available credit was unused under the line of credit.

Note 6 - Related Party Transactions

At March 31, 2012 and June 30, 2011, the Company owed Fimmotaag, the former parent company of TAAG, $0 and $71,902, respectively.  The advances are non-interest bearing, unsecured, and due on demand.  Fimmotaag is owned by TAAG’s two managing directors.

Note 7 – Factor Agreements

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

 Under the agreement with ABN, the Company can borrow up to approximately $1.4 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 3.14% at March 31, 2012. At March 31, 2012 and June 30, 2011, $252,104 and $356,540 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $350,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of December 31, 2011 was approximately 5%. At March 31, 2012 and June 30, 2011, $323,389 and $312,440 was due to Credit Cooperatif, respectively.

Note 8 — Stockholders’ Equity

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares. The majority of awards issued under the Plan vest immediately or over three years, and have a term of ten years. There were 8,000 shares available for grant under the Plan as of March 31, 2012. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested options activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2011	1,439,000	$1.23	1,153,000	$1.24	286,000	$1.21
Granted	288,000	1.42	46,917	2.02	241,083	1.30
Options vesting	—	—	103,417	1.18	(103,417)	1.18
Exercised	—	—	—	—	—	—
Forfeited/Cancelled	(235,000)	1.23	(215,000)	1.25	(20,000)	1.02
Outstanding at March 31, 2012	1,492,000	$1.27	1,088,334	$1.27	403,666	$1.28

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes pricing model of the stock options granted during the three and nine months ended March 31, 2012 and 2011.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.87%	0.9%	0.87% - 1.95%	0.9% – 1.82%
Expected life (in years)	6	6	5 - 6	5.8 – 6
Expected volatility	144%	73%	144% - 148%	73%

The weighted average remaining contractual life of all options outstanding as of March 31, 2012 was 7.58 years. The remaining contractual life for options vested and exercisable at March 31, 2012 was 6.94 years. Furthermore, the aggregate intrinsic value of all options outstanding as of March 31, 2012 was $141,420, and the aggregate intrinsic value of options vested and exercisable at March 31, 2012 was $115,995, in each case based on the fair value of the Company’s common stock on March 31, 2012. The total fair value of options vested during the nine months ended March 31, 2012 was $129,316 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of March 31, 2012, the amount of unvested compensation related to these options was $369,565 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of March 31, 2012 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$1.00	402,000	7.16	402,000
1.02	339,000	8.33	197,750
1.30	263,000	9.93	21,917
1.50	435,000	5.80	430,000
2.65	25,000	9.19	25,000
3.00	15,000	8.79	6,250
3.05	10,000	8.87	4,167
3.65	3,000	8.98	1,250
Total	1,492,000		1,088,334

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2011	2,894,684	$1.98
Granted	155,000	1.27
Exercised	(462,502)	1.35
Expired	(11,000)	1.50
Outstanding, December 31, 2011	2,576,182	$2.06
Exercisable, June 30, 2011	2,519,685	$2.01
Exercisable, March 31, 2012	2,576,182	$2.06

The intrinsic value for all warrants outstanding as of March 31, 2012 was $1,500, based on the fair value of the Company’s common stock on March 31, 2012.

On July 1, 2011, the Company issued warrants to acquire up to 5,000 shares of the Company’s common stock to a consultant in exchange for services.  All of these warrants vested immediately and expire on July 1, 2016. 2,500 of the warrants have an exercise price of $3.50 per share, and 2,500 of the warrants have an exercise price of $4.00 per share. The fair value of the warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $8,614, and was charged to operations during the nine months ended March 31, 2012. The fair value of the warrants was calculated using the following assumptions: term of 5 years; expected volatility of 73%; no dividend yield, and risk-free interest rate of 0.92%.

On July 17, 2011, the Company agreed to extend to July 17, 2012 the expiration date of then outstanding warrants to acquire 200,009 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant holders agreed to relinquish the cashless exercise feature of the warrants in exchange for the extension of the expiration date. On July 17, 2011, the fair value of the warrant extension, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $264,714, and was charged to operations during the nine months ended March 31, 2012. The fair value of the warrant extension was calculated using the following assumptions: term of 1 year; expected volatility of 73%; no dividend yield, and risk-free interest rate of 0.92%.

In October and December 2010, the Company issued warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock to two consultants for services to be rendered under consulting agreements with the Company. All of the consultant warrants have a four-year exercise term. Warrants to purchase 400,000 common shares, exercisable at $1.25 per share, vested immediately. Of the aggregate issuance, warrants to purchase 333,333 shares are exercisable at $1.75 per share and warrants to purchase 266,667 shares are exercisable at $2.25 per share, all of which vest over a one-year period. In the periods prior to July 1, 2011, the Company recorded $1,175,748 of compensation cost relating to the vesting of these warrants based on their fair value at the reporting date.  At September 30, 2011, the warrants fully vested and the Company determined that the fair value of the unvested warrants upon vesting was $727,910 as calculated using the Black Scholes option pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.  The fair value of $727,910 reflected a decrease of $447,838 from the fair value of $1,175,748 at June 30, 2011. As such the Company recognized a gain of $447,838 during the nine months ended March 31, 2012.

In November 2010, the Company issued to three members of the board of directors warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrants is subject to the following vesting schedule: 12,500 shares vested and became exercisable under the warrant on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. Each warrant expires on November 5, 2015. The fair market value of the warrants upon issuance was $161,304 calculated using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.  Stock based compensation cost of $40,326 was recorded during the nine months ended March 31, 2012 for warrants vesting during the period.

On August 4, 2011, warrant holders exercised warrants to purchase 462,502 shares of the Company’s common stock on a cashless basis. The Company issued 246,928 shares of common stock as a result of those exercises.

On December 19, 2011, the Company issued to three members of the board of directors warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.19 per share. All of the warrants vested immediately and expire on December 19, 2021. The fair market value of the warrants upon issuance was $161,773 calculated using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 1.95%, expected volatility of 148%, and an expected term of the warrants of 5 years.  Stock based compensation cost of $161,773 was recorded during the nine months ended March 31, 2012 for the issuance of these warrants.

Additional information regarding warrants outstanding and exercisable as of March 31, 2012 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	9.73	150,000
1.25	150,000	2.60	150,000
1.75	333,331	2.64	333,331
2.00	1,281,184	1.38	1,281,184
2.25	266,667	2.73	266,667
3.00	390,000	1.88	390,000
3.50	2,500	4.25	2,500
4.00	2,500	4.25	2,500
Total	2,576,182		2,576,182

Note 9 — Contingencies and Commitments

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

As of March 31, 2012, the Company estimates that the minimum annual payment threshold for calendar year 2012 will be reached and accordingly has not accrued for any of the $500,000 shortfall cap. During the six months ended December 31, 2011 the Company recorded the cost of each of these contracts on a straight line basis over the terms of the agreements.  Beginning on January 1, 2012, and in accordance with the amendment to the publisher agreement, the Company records as cost 85% of the revenue recognized under the agreement. During the three months and nine months ended March 31, 2012, the Company charged $746,333 and $3,396,019, respectively, of these costs to cost of revenue.

Note 10 — Geographical Information

As of March 31, 2012, the Company had two reportable diverse geographical concentrations:  US Operations and TAAG, which operates in France.  Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Three Months Ended March 31, 2012		Nine Months Ended March 31, 2012
	US Operations	TAAG (France)	US Operations	TAAG (France)

Revenue	$7,537,065	$2,449,797	$23,300,946	$8,636,654
Cost of revenue	6,178,610	1,565,307	21,209,156	5,233,762
Selling, general and administrative expenses	1,068,335	968,896	4,402,533	3,265,529
Depreciation and amortization	110,212	249,008	278,657	1,046,658
Impairment loss on the acquisition of TAAG	-	1,602,638	-	1,602,638
Impairment loss on intangible assets related to intellectual property licenses	688,138	-	688,138	-
Income (loss) from operations	$(508,230)	$(1,936,052)	$(3,277,538)	$(2,511,933)

	March 31, 2012		June 30, 2011
	US Operations	TAAG (France)	US Operations	TAAG (France)

Current assets	$8,642,306	$2,990,339	$8,473,012	$3,765,076
Property and equipment, net	261,166	717,866	314,825	1,351,637
Intangible assets, net and goodwill	306,963	-	1,025,968	2,425,296
Other non-current assets	29,345	248,339	25,022	283,699
Total assets	$9,239,780	$3,956,544	$9,838,827	$7,825,708

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

Overview

Derycz Scientific, Inc. was incorporated in the State of Nevada on November 2, 2006. In November 2006 the Company entered into a Share Exchange Agreement with Reprints Desk, Inc., a Delaware corporation. At the closing of the transaction contemplated by the Share Exchange Agreement, the Company acquired all of the outstanding shares of Reprints from the shareholders of Reprints and issued 8,000,003 common shares to the shareholders. Following completion of the exchange transaction, Reprints became a wholly-owned subsidiary of the Company.

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

On January 1, 2012, Pools merged with and into Reprints whereby Reprints assumed all of the rights and properties of Pools, forming one consolidated subsidiary and eliminating the separate legal existence of Pools.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with Topic 718 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.  Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Goodwill and Intangible Assets

As required by the FASB, management performs impairment tests of goodwill and indefinite-lived intangible assets at least annually, or whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred.

In accordance with guidance of the FASB, management tests goodwill for impairment at the reporting unit level. The Company has two reportable diverse geographical concentrations. At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates.

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

During the period ended March 31, 2012, the Company determined that the recorded values of goodwill of $1,344,219 and intangible assets of $1,235,517 that arose upon the acquisition of TAAG were impaired.  Accordingly, during the period ended March 31, 2012, the Company recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets, offset by the elimination of the earnout liability of $359,338 which the Company estimates will no longer be payable.  At March 31, 2012, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability created upon the acquisition of TAAG that management determined was no longer necessary. In addition, during the period ended March 31, 2012, the Company determined that the value of intangible assets related to intellectual property licenses were impaired. Accordingly, the Company recorded an impairment loss of $688,138 that represents the unamortized value of intangible assets related to intellectual property licenses as of March 31, 2012. As of June 30, 2011, the Company determined that there were no indicators of impairment of its recorded goodwill or intangible assets.

Results of Operations

Comparison of the Three Months and Nine Months Ended March 31, 2012 and March 31, 2011

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenue	$9,986,862	$7,628,334	$31,937,600	$22,156,368
Cost of revenue	7,743,917	6,967,975	26,442,918	20,112,574
Gross profit	2,242,945	660,359	5,494,682	2,043,794

Operating expenses:
Selling, general and administrative	1,992,351	1,370,254	7,511,155	3,771,985
Stock-based compensation expense	44,880	714,364	156,907	1,228,149
Depreciation and amortization	359,220	63,207	1,325,315	189,132
Impairment loss related to the acquisition of TAAG	1,602,638	-	1,602,638	-
Impairment loss on intangible assets related to intellectual property licenses	688,138	-	688,138	-
Total operating expenses	4,687,227	2,147,825	11,284,153	5,189,266
Loss from operations	(2,444,282)	(1,487,466)	(5,789,471)	(3,145,472)

Currency gain (loss)	(690)	(9,313)	(2,397)	(9,313)
Other income	4,050	-	23,903	(3,775)
Interest expense	(38,457)	(24,817)	(161,470)	(73,475)
Interest income	361	949	1,085	2,684
Loss before provision for income taxes	(2,479,018)	(1,520,647)	(5,928,350)	(3,229,351)
Income tax benefit	350,000	-	330,371	-

Net loss	(2,129,018)	(1,520,647)	(5,597,979)	(3,229,351)
Other comprehensive income: Foreign currency translation	(9,745)	-	24,195	-
Comprehensive loss	$(2,138,763)	$(1,520,647)	$(5,573,784)	$(3,229,351)

Net loss per share:
Basic and diluted	$(0.12)	$(0.10)	$(0.33)	$(0.23)

Weighted average shares outstanding:
Basic and diluted	17,069,437	15,866,221	17,038,010	14,345,169

Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011	2012-2011 % Change	2012	2011	2012-2011 % Change

Revenue:
US operations	$7,537,065	$7,628,334	(1.0)%	$23,300,946	$22,156,368	7.3%
TAAG (France)	2,449,797	-	-%	8,636,654	-	-%
Total revenue	$9,986,862	$7,628,634	30.9%	$31,937,600	$22,156,368	44.1%

Revenue from US operations decreased $91,269 or 1%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Revenue from US operations increased $1.1 million, or 7.3%, for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, primarily due to the acquisition of new customers. We expect revenue from US operations to continue to increase during the 2012 fiscal year.

Revenue from TAAG was $2.4 million and $8.6 million for the three months and nine months ended March 31, 2012 respectively.  Revenue from TAAG was not included in the prior year.  Revenue from TAAG for the three months ended March 31, 2012 has decreased compared to the three months ended December 31, 2011 and September 30, 2011, primarily due to disappointing sales efforts and general financial uncertainty in Europe.  The Company has replaced the local management of TAAG as part of our overall strategy for improving revenue, operations, and profitability; however, there is no assurance that such results will be achieved.  Revenue may continue to decrease further if financial uncertainty in Europe persists.

Cost of Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011	2012-2011 % Change	2012	2011	2012-2011 % Change

Cost of Revenue:
US operations	$6,178,610	$6,967,975	(11.3)%	$21,209,156	$20,112,574	5.5%
TAAG (France)	1,565,307	-	-%	5,233,762	-	-%
Total cost of revenue	$7,743,917	$6,967,975	11.1%	$26,442,918	$20,112,574	31.5%

As a percentage of revenue:
US operations	82%	91.3%	(9.4)%	91%	90.8%	0.2%
TAAG (France)	63.9%	-%	-%	60.6%	-%	-%
Total	77.5%	91.3%	(13.8)%	82.8%	90.8%	(8.0)%

The decrease in our cost of revenue as a percentage of revenue from US operations for the three ended March 31, 2012 compared to the three ended March 31, 2011, was primarily due to the amendment of a Certain Publisher Guaranteed Payment or “CPGP” agreement with a publisher and expense reduction measures that reduced our production expenses. CPGPs are fixed cost agreements to exclusively sell certain reprints of each of the publishers’ publications. During the six months ended December 31, 2011 the Company recorded the cost of each of these contracts on a straight line basis over the terms of the agreements.  Beginning on January 1, 2012, and in accordance with the amendment to the publisher agreement, the Company records as cost 85% of the revenue recognized under the agreement. For the three and nine months ended March 31, 2012, we recorded approximately $845,263 and $1,999,481, respectively, in revenue under CPGPs while recording approximately $746,043 and $3,396,019, respectively, of costs, which caused our cost of revenue to increase significantly relative to the revenue levels and therefore significantly reduced our gross margin from US operations.

On January 10, 2012, we amended a CPGP agreement with a publisher. The original agreement, dated July 15, 2010, called for fixed royalty payments through December 2015. The agreement was amended replacing fixed royalty payments with percentage of revenue royalty payments beginning on January 1, 2012. The amended agreement specifies minimum annual payment thresholds, however, any shortfall on the minimum annual payment thresholds will be capped at $500,000 per year. The amended agreement also allows the publisher to terminate the existing agreement at any time after June 16, but prior to December 17, 2012. As of March 31, 2012, the Company estimates that the minimum annual payment threshold for calendar year 2012 will be reached and accordingly has not accrued for any of the $500,000 shortfall cap. Our gross margin from US operations should continue to improve during the 2012 fiscal year because of the amended agreement and expense reduction measures that reduced our production expenses. Our gross margin may further improve if we successfully market and sell higher margin new products, some of which are currently in development and some of which have been recently introduced to the market.

Cost of revenue from TAAG was $1.6 million and $5.2 million for the three months and nine months ended March 31, 2012, respectively. Cost of revenue from TAAG was not included in the prior year.

Gross Profit

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011	2012-2011 % Change	2012	2011	2012-2011 % Change

Gross Profit:
US operations	$1,358,455	$660,359	105.7%	$2,091,790	$2,043,794	2.3%
TAAG (France)	884,490	-	-%	3,402,892	-	-%
Total gross profit	$2,242,945	$660,359	239.7%	$5,494,682	$2,043,794	168.8%

As a percentage of revenue:
US operations	18%	8.7%	9.4%	9%	9.2%	(0.2)%
TAAG (France)	36.1%	-%	-%	39.4%	-%	-%
Total	22.5%	8.7%	13.8%	17.2%	9.2%	8.0%

Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011	2012-2011 % Change	2012	2011	2012-2011 % Change

Operating Expenses:
US Operations:
Selling, general and administrative	$1,023,455	$1,370,254	(25.3)%	$4,245,626	$3,771,985	12.6%
Depreciation and amortization	110,212	63,207	74.4%	278,657	189,132	47.3%
Stock-based compensation expense	44,880	714,364	(93.7)%	156,907	1,228,149	(87.2)%
Impairment loss on intangible assets related to intellectual property licenses	688,138	-	-%	688,138	-	-%
Total US operations	1,866,685	2,147,825	(13.1)%	5,369,328	5,189,266	3.5%

TAAG (France):
Selling, general and administrative	968,896	-	-%	3,265,529	-	-%
Depreciation and amortization	249,008	-	-%	1,046,658	-	-%
Impairment loss related to the acquisition of TAAG	1,602,638	-	-%	1,602,638	-	-%
Total TAAG (France) operations	2,820,542	-	-%	5,914,825	-	-%
Total operating expenses	$4,687,227	$2,147,825	118.2%	$11,284,153	$5,189,266	117.5%

Selling, General and Administrative

The decrease in our selling, general and administrative expenses from US operations for the three months ended March 31, 2012 compared to the three and months ended March 31, 2011, was primarily due to compensation and consulting fees. The increase in our selling, general and administrative expenses from US operations for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, was primarily due to compensation and legal, accounting and consulting fees.

During the period ended March 31, 2012, the Company determined that the value of intangible assets related to intellectual property licenses were impaired. Accordingly, the Company recorded an impairment loss of $688,138 that represents the unamortized value of intangible assets related to intellectual property licenses as of March 31, 2012.

Selling, general and administrative expenses from TAAG amounted to $1 million and $3.3 million for the three months and nine months ended March 31, 2012 respectively. Selling, general and administrative expenses from TAAG were not included in the prior year.

During the period ended March 31, 2012, the Company determined that the value of goodwill and intangible assets related to the acquisition of TAAG were impaired. Accordingly, the Company recorded an impairment loss of $1,602,638 that represents goodwill and the unamortized value of intangible assets, offset by the earnout related to the acquisition of TAAG as of March 31, 2012.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended March 31, 2012, amounted to $374,420 and $1,378,984, respectively, with $15,200 and $53,670 recorded under cost of revenue in the same respective periods.

The amounts recorded for US operations consist mostly of amortization of intellectual property licenses and customer lists. We expect a significant reduction in amortization expense for US operations next quarter as the carrying value of the intangible assets related to intellectual property licenses have been impaired and reduced to $0 in the current period. We expect depreciation expense for US operations to remain at current levels during the 2012 fiscal year.

The amounts recorded for TAAG are split between depreciation of mostly printing equipment and amortization of the customer list and covenant not to compete. We expect depreciation expense for TAAG to decrease significantly starting next quarter as certain printing equipment has been fully depreciated. We also expect no amortization expense for TAAG next quarter as the carrying value of the intangible assets related to the acquisition of TAAG have been impaired and reduced to $0 in the current period.

Interest Expense

Interest expense was $161,470 for the nine months ended March 31, 2012, compared to $73,475 for the nine months ended March 31, 2011, an increase of $87,995. The increase was primarily attributable to the interest paid on capital leases for printing equipment by TAAG and on a credit line for US operations with Silicon Valley Bank which provides a $4 million revolving line of credit secured by all of the assets of the Company, excluding TAAG’s assets.  We expect interest expense to remain at current levels during the 2012 fiscal year.

                Income tax benefit

During the three months ended March 31, 2012, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability created upon the acquisition of TAAG that management determined was no longer necessary. There was no income tax benefit recorded in 2011.

Net Income (Loss)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011	2012-2011 % Change	2012	2011	2012-2011 % Change

Net Income (Loss):
US Operations	$(523,443)	$(1,520,647)	65.6%	$(3,347,417)	$(3,229,351)	(3.7)%
TAAG (France)	(1,605,575)	-	-%	(2,250,562)	-	-%
Total net loss	$(2,129,018)	$(1,520,647)	(40.0)%	$(5,597,979)	$(3,229,351)	(73.3)%

The decrease in our net loss from US operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, was primarily due to a decrease in cost of sales and operating expenses as described above. The increase in our net loss from US operations for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, was primarily due to an increase in operating expenses as described above.

Our net loss from TAAG amounted to $1.6 million and $2.3 million for the three months and nine months ended March 31, 2012 respectively. Results from TAAG were not included in the prior year.

Liquidity and Capital Resources

	Nine Months Ended March 31,
Consolidated Statements of Cash Flow Data:	2012	2011
Net cash provided by (used) in operating activities	$1,348,108	$(4,855,717)
Net cash provided by (used) in investing activities	$(249,921)	$(343,378)
Net cash provided by (used) in financing activities	$(797,387)	$6,414,029

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $10,350,000, of which $5,250,000 was raised in the fiscal year ended June 30, 2011.

As of March 31, 2012, we had cash and cash equivalents of $3,245,809 compared to $2,868,260 as of June 30, 2011, an increase $377,549. This increase is primarily attributable to an increase in accounts payable of $2,395,269, and a decrease of prepaid royalties of $1,013,809, partially offset by payments of capital lease obligations of $611,589 and an increase in accounts receivable of $293,459.

We believe that our current cash resources and future cash flows will be sufficient to sustain current operations for the next twelve months.

•	US Operations

The Company believes that its current cash resources and cash flow from US operations will be sufficient to sustain current US operations for the next twelve months. The Company expects to continue to produce cash from US operating activities; however, there are no assurances that such results will be achieved.

•	TAAG (France)

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG has seen a recent decline and continuing net losses have been incurred.  Our overall strategy is to improve TAAG’s revenue, operations, and profitability.  As a result, we have, and continue to, perform financial and operational analysis on TAAG.  We replaced local management and have retained a qualified financial consultant to ensure these improvements, however, there is no assurance that such results will be achieved.  In the event that TAAG becomes insolvent our exposure to creditors in France is limited to the assets of TAAG, however, we could lose a significant percentage of our revenues from TAAG.  As a result, during the period ended March 31, 2012, the Company determined that the recorded values of goodwill of $1,344,219 and intangible assets of $1,235,517 that arose upon the acquisition of TAAG were impaired.  Accordingly, during the period ended March 31, 2012, the Company recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets, offset by the elimination of the earnout liability of $359,338 which we estimate will no longer be payable.  At March 31, 2012, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability created upon the acquisition of TAAG that management determined was no longer necessary.

Operating Activities

Our net cash provided by operating activities was $1,348,108 for the nine months ended March 31, 2012 and resulted primarily from an increase in accounts payable of $2,395,269, non-cash depreciation and amortization of $1,378,984, non-cash impairment losses of $2,290,776 and a decrease of prepaid royalties of $1,013,809, partially offset by a decrease in deferred income tax liability of $350,000 and an increase in accounts receivable of $293,459 as well as the net loss of $5,597,979 for the period.

Our net cash used in operating activities was $4,855,717 for the nine months ended March 31, 2011 and resulted primarily from an increase in accounts receivable of $1,876,631 as well as the net loss of $3,229,351 for the period.

Investing Activities

Our net cash used in investing activities was $249,921 for the nine months ended March 31, 2012 and resulted primarily from the purchase of intangible assets and property and equipment.

Our net cash provided by investing activities was $343,378 for the nine months ended March 31, 2011 and resulted primarily from the cash acquired upon the acquisition of TAAG, partially offset by the purchase of the remaining interest in Pools Press and the purchase of intangible assets and property and equipment.

Financing Activities

Our net cash used in financing activities was $797,387 for the nine months ended March 31, 2012 and resulted primarily from payments of capital lease obligations of $611,589.

Our net cash provided by financing activities was $6,414,029 for the nine months ended March 31, 2011 and resulted primarily from issuance of shares upon the exercise of warrants of $2,484,187, issuance of common shares and warrants of $2,784,032, and advances under the line of credit of $1,171,178.

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  The SVB line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect.  The interest rate on the line of credit was 6.5% as of March 31, 2012.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of March 31, 2012.  The balance outstanding as of March 31, 2012 and June 30, 2011 was $1,350,000 and $1,436,233, respectively.  As of March 31, 2012 and June 30, 2011, approximately $1,420,000 and $202,000, respectively, of available credit was unused under the line of credit.

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

 Under the agreement with ABN, the Company can borrow up to approximately $1.4 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 3.14% at March 31, 2012. At March 31, 2012 and June 30, 2011, $252,104 and $356,540 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $350,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of December 31, 2011 was approximately 5%. At March 31, 2012 and June 30, 2011, $323,389 and $312,440 was due to Credit Cooperatif, respectively.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As suggested by SEC staff guidance, management has excluded TAAG from its evaluation for the nine months ended March 31, 2012.  As of March 31, 2012, TAAG’s total assets represented approximately 30% of our consolidated total assets and approximately 26% of consolidated total current assets. TAAG's total revenues constituted approximately 27% of our consolidated revenue and its operating loss constituted approximately 43% of our consolidated operating loss for the nine months ended March 31, 2012.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

 Item 5. Other Information

On February 8, 2012, we entered into an Amendment to the Loan and Security Agreement with Silicon Valley Bank (“SVB”) dated July 23, 2010 (the “Loan Agreement”), pursuant to which SVB waived our failure to comply with the minimum tangible net worth financial covenant set forth in Section 6.9(b) of the Loan Agreement for the compliance period ending December 31, 2011, the parties agreed to amend the minimum tangible net worth required for various periods in calendar year 2012, and the parties agreed that the principal amount outstanding under the revolving line shall accrue interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect.

Item 6. Exhibits

See “Exhibit Index” on the page immediately following the signature page hereto for a list of exhibits filed as part of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: May 15, 2012		Chief Executive Officer

	By:	/s/ Alan Urban

Alan Urban
Date: May 15, 2012		Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Loan and Security Agreement with Silicon Valley Bank dated February 8, 2012. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-53501) filed with the Securities and Exchange Commission on February 14, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
**	Furnished herewith

