Form 10-K
period 2012-06-30
Derycz Scientific Inc
filed 2012-09-28
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such stock on December 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,265,900 (based on the closing price of $1.10 as reported on the OTC Bulletin Board as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 24, 2012
Common Stock, $0.001 par value	17,087,281

Cautionary Notice Regarding Forward-Looking Statements

In this document, Derycz Scientific, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” or the “Company”.

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2012 and 2011 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report.

 Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, without limitation:

•	the projected growth or contractions in the industry within which we operate;
•	our business strategy for expanding, maintaining or contracting our presence in these markets;
•	anticipated trends in our financial condition and results of operations; and
•	our ability to distinguish ourselves from our current and future competitors.

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

PART I

Item 1. Business

Company Overview

Derycz Scientific, Inc. is a publicly traded holding company formerly with three wholly-owned subsidiaries, Reprints Desk, Inc., a Delaware corporation (“Reprints” or “Reprints Desk”), Techniques Appliquées aux Arts Graphiques, S.p.A., an entity organized under the laws of France (“TAAG”), and Pools Press, Inc., an Illinois corporation (“Pools” or “Pools Press”). On January 1, 2012, Pools Press was merged with and into Reprints Desk to form one consolidated subsidiary.

Our mission is to provide information logistics solutions that facilitate the flow of information from the publishers of scientific and technical content to enterprise customers in life science and other research intensive industries around the world. We provide customers with access to hundreds of thousands of newly published articles each year in addition to the tens of millions of existing articles that have been published in the past, helping them to identify the most useful and relevant content for their purposes. We serve both the publishers who own the content rights and the end-users of the content. We utilize web-based platforms as well as traditional delivery channels and are developing products and services that make it easier for our customers to find and legally use information. During the year ended June 30, 2012, we delivered more than 10 million articles in either hard copy or electronic form to over 1,000 customers in over 100 countries.

We provide three types of solutions to our customers; research solutions; marketing solutions; and publisher solutions.

Research Solutions

Researchers and regulatory personnel generally order single copies of published materials, called “document delivery,” for use in their research activities. In order to use the content, our customers must pay appropriate copyright fees and our services ensure that we have obtained the necessary permissions from the owners of the published content so that our customers’ use of the content complies with applicable copyright laws. We have developed Internet-based interfaces that allow customers to initiate orders and manage transactions, at any time, by specifying the citation or other identifying information related to the particular article they need. In some cases, we are able to fulfill the order without the need for action on the part of our employees. We also help these customers to maximize the information resources they already own or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information. Our services alleviate the need for our customers to develop internal systems or contact multiple publishers in order to obtain the required information.

Marketing Solutions

Generally, marketing departments order large quantities of printed copies of published materials called “reprints” that they distribute to interested parties, including customers and doctors who may prescribe a customer’s products. We print the reprints we deliver to our customers whenever possible and are responsible for any logistics required to distribute such reprints. TAAG also prints other materials that are used for marketing purposes and provides other printing logistics products and services.  Electronic copies, called “eprints,” are also used for distribution through the Internet and other electronic mechanisms. We have also developed eprint software systems that increase the efficiency of our customers’ content purchases by transitioning from paper reprints to electronic eprints. Our software systems also help to improve compliance with copyright and promotional regulations within the life sciences industry.

Publisher Solutions

Our publisher solutions include technology solutions and reprint management services, whereby we are responsible for all aspects of reprint and eprint production for a publisher, from taking orders to final delivery. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reprinted materials. Our eprint software systems enable publishers to protect their copyrighted content and support the marketing needs of their customers.

Business Model

We generate revenue by providing three types of services to our customers; document delivery; reprints and eprints; and printing and reprint management.

Document Delivery

Our business model for document delivery services is based on charging our customers a copyright fee necessary to obtain permission of use from the content owner (publisher), and a service fee for delivering the content. We have existing non-exclusive arrangements with many publishers that provide us with electronic access to much of these publishers’ content, which allows us to deliver single copies of such content to our customers in a more efficient and timely manner, often in a matter of minutes.

Reprints and eprints

Our business model for reprints and eprints is based on charging a fee for aggregating and distributing multiple copies of published materials. When possible, we obtain the right to print the reprints from the holder of the copyright and we print and ship the reprints ourselves. We also have built systems that can provide controlled distribution of electronic copies or eprints.

Printing and Reprint Management

Our business model for printing is based on charging a fee for providing printing services and delivering hard copy materials to our customers that are generally used for marketing purposes. In addition, we also provide other printing logistics products and services. These services are complementary to our reprints and eprints, and reprint management services.

Seasonality

Sales of reprints tend to be higher during the last month of each calendar quarter, particularly in December. The summer months tend to be slower for document delivery sales.

Growth Strategy

Organic Growth

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

Publisher Agreements

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

Acquisitions

As opportunities arise the Company may attempt to acquire customer lists or companies in the industry that bring revenue, profitability, growth potential, and additional technology, products, services, operations and/or geographic capabilities to the Company.

International Expansion

The Company has expanded internationally through the acquisition of TAAG and through sales to companies located abroad, particularly in Europe and Japan. We intend to further expand that reach through partnerships or acquisition opportunities if we are able to identify such opportunities and negotiate acceptable terms.

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

The Company continues to seek ways to enhance the performance of its existing systems and to develop and implement new technologies that expand the available methods of seeking and obtaining desired content. The Company currently offers the following products:

•	Article Delivery, which provides single article administration and same-day delivery, usually within a few minutes to a few hours, with features to increase end user satisfaction and avoid unnecessary purchases;
•	Article Galaxy, a journal article platform that improves processes and spending related to evidence-based promotions and scientific, technical and medical research;
•	Article Reprints, a global article reprints procurement solution enabling life science and healthcare communications companies to efficiently manage and effectively utilize scientific journal articles to increase product revenue;
•	Article Group Purchase, a group purchasing software service that consolidates article reprint buying to provide savings on annual and per order bulk article reprint purchases;
•	Publisher Service Bureau, an outsourcing service whereby Reprints manages all or part of a publisher’s journal article reprints business;
•	Bibliogo, a web app that enables secure scientific collaboration and discovery; and
•	Article Viewer™, a mobile-web app that allows life science companies and publishers to protect their copyrighted content and support their marketing needs.

Target Markets and Customers

Derycz targets companies that have significant marketing, communications, investor relations, educational, and research and development budgets. We currently place emphasis on the life sciences industry with a focus in the pharmaceutical, biotechnology and medical device industries. We also have customers in the following industries: food and agriculture, petroleum, chemicals, legal and academia. Approximately 11% of our consolidated revenues for the year ended June 30, 2012 was derived from our largest customer. We intend to expand in our current markets and enter additional markets as opportunities arise.

The Industry and Competition

The size of the reprint and eprint market is difficult to estimate because it is a small part of the larger publishing industry and little specific financial information is available. While we believe we have a small fraction of that market, we believe that we are able to compete with larger providers in the following ways:

•	Established Relationships and Industry Presence - We have a well-established presence and a network of contacts in the publishing and content delivery space. We have existing contractual relationships, some of which are exclusive, with a number of publishers. Further, our CEO has been involved in this space for over 20 years since he founded Infotrieve, a leading scientific document delivery services company, in 1989.

•	Customer Loyalty - 73% of Reprints Desk’s revenues for the year ended June 30, 2012 came from repeat customers, indicative of our focus on customer satisfaction and quality products.

•	Differentiated Offering - Our services are customized to the client’s needs and provide a turnkey solution that covers the spectrum of customer requirements; from identifying and locating articles, to ensuring copyright compliance, print fulfillment, electronic storage and monitoring and tracking usage.

•	Comprehensive Range of Products and Services - We offer a broad range of products and services that meet the various information needs of our customers.

•	Technology - We have developed proprietary content delivery and management systems, including an internet-based transaction management system that allows customers to initiate, manage and generate reports on article requests and usage. This system integrates into corporate intranets and workflows through the Internet, web services and other integration mechanisms. The system assists corporate end-users, work groups and administrators to easily access published materials as well as maximize the use of existing corporate content assets.

•	Print Capabilities - We have capabilities to internally print materials and produce eprints. As a result, we often are able to substantially reduce the time it takes to deliver reprints and eprints to our customers.

•	Experienced Management Team - Our management team has extensive experience with over 100 years of combined experience in the industry.

•	Marketing - The Company has earned a position as a pioneer in the marketplace, employing a segment-based focus and offense-oriented marketing approach to challenge existing competition. In pursuit of growth, we invest in vertical integration and channel relationships to increase the value we provide to customers, extend our promotional reach, and decrease customer acquisition costs. We anticipate growth coming from cross-selling into our existing customer base and by generating market demand and preference from both existing and new customers. In customer acquisitions, we rely on sales promotion to sell to large enterprise accounts and marketing communications to more efficiently recruit small-to-medium and geographically-dispersed enterprises. The promotional mix of tactics we utilize includes: advertising, events, direct response and integrated marketing campaigns, public relations and content publicity, search engine optimization and marketing, thought leadership programs, channel alliances training, and analyst relations. In addition, a portion of our marketing budget is dedicated to research and customer retention, which increases total lifetime value per account and generates significant amounts of overall referrals for new business.

Industry Achievements

In 2012, Reprints was named one of KMWorld’s “100 Companies That Matter in Knowledge Management” for the fourth year in a row. Companies previously named to this list include: Google, Apple, Microsoft, Oracle, SAP, Adobe, EMC and IBM.

Bibliogo™ was named the sole 2012 winner in the Best Online Science or Technology Service category by the Software & Information Industry Association (SIIA).

Article Galaxy was named a Top-100 trend-setting product in 2012 after a review of more than 600 individual products by KMWorld Magazine editors, analysts, integrators and users. Each and every company whose products were chosen as Trend-Setting Products is acknowledged for its willingness to listen and serve its customers in useful and innovative ways

Mr. Derycz has contributed articles to the journals Pharmaceutical Manufacturing and Genetic Engineering & Biotechnology News. Both articles discuss the ways that a dedicated professional document preparation service, like the kind provided by Reprints Desk, can contribute to timely regulatory submissions and approvals for pharmaceutical companies. Mr. Derycz is also a frequent speaker at industry specific conferences on the topics of information management, cloud computing, corporate social responsibility, and end user happiness.

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

We compete with a number of companies, including those falling within the following categories:

•	Publisher Service Companies - Primarily printing shops that offer to manage a publisher’s reprints business in addition to providing their main subscription printing needs ( e.g. , Sheridan Reprints, Reprint Services, Cadmus, Reprint Management Services, Foster Reprints, Red Rover Reprints).

•	Media Buyers - These companies aggregate advertising “buy” and obtain a publisher discount, sometimes including reprints as part of their “buy” ( e.g. , Compas).

•	Rights Management Companies - Offer a turnkey rights management service online for publishers ( e.g. , iCopyright).

•	Publisher In-House Capabilities - Some large publishers have developed in-house capabilities to service the content re-use market, however, many of them neglect other content repurposing opportunities and may not be able to aggregate content from other publishers.

•	Content Aggregators - We compete against Scoop Reprint Source and Infotrieve in this category.

•	Customer In-House Services - While single copy services are more challenging for our customers to provide in house, many existing and potential customers, sometimes or always manage their multiple copy orders internally. If the internal person lacks experience, this can create problems with the physical reprints not meeting the customer’s requirements and can waste valuable time.

•	Piracy - Piracy is, perhaps, our most serious competitor. Many entities use content for commercial purposes without paying the legally required copyright fees. As information becomes more readily available, the opportunity for piracy increases, as do publishers’ ability to identify unauthorized use.

Corporate History and Structure

Derycz Scientific, Inc. was incorporated in the State of Nevada on November 2, 2006. In November 2006 the Company entered into a Share Exchange Agreement with Reprints Desk, Inc., a Delaware corporation. At the closing of the transaction contemplated by the Share Exchange Agreement, the Company acquired all of the outstanding shares of Reprints from the shareholders of Reprints and issued 8,000,003 common shares to the former shareholders of Reprints. Following completion of the exchange transaction, Reprints became a wholly-owned subsidiary of the Company.

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

Item 1A. Risk Factors

The following summarizes material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock. Any of the following risks, if they actually occur, would likely harm our business, financial condition and results of operations. As a result, the trading price of our common stock could decline, and investors could lose the money they paid to buy our common stock.

Risks Relating to Our Business

We have incurred significant losses, and may never achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

We have a history of significant losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of June 30, 2012, we had an accumulated deficit of $14,184,160. For our fiscal years ended June 30, 2012 and 2011, we incurred a net loss of $6,532,289 and $5,407,606, respectively. We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

We depend on the services of Peter Derycz, and the loss of his services could adversely affect our ability to achieve our business objectives.

Our success depends in part upon the continued service of Peter Derycz, who is our President, Chief Executive Officer, and Chairman. Mr. Derycz is critical to the overall management of the Company as well as to the development of our technologies, our culture and our strategic direction and is instrumental in developing and maintaining close ties with our customer base. Although we have entered into an employment agreement with Mr. Derycz, the agreement does not guarantee the service of Mr. Derycz for a specified period of time. We do not have key man insurance for Mr. Derycz. The loss of Mr. Derycz’s services could significantly delay or prevent the achievement of our business objectives. Consequently, the loss of Mr. Derycz’s services could adversely affect our business, financial condition and results of operations.

We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

We rely heavily on our senior management team because they have substantial experience with our diverse service offerings and business strategies. In addition, we rely on our senior management team to identify internal expansion and external growth opportunities. Our ability to retain senior management and other key personnel is therefore very important to our future success.

We have employment agreements with our senior management, but these employment agreements do not ensure that they will not voluntarily terminate their employment with us. In addition, our key personnel are subject to non-solicitation and confidential information restrictions. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require the remaining key personnel to divert immediate attention to seeking a replacement. Competition for senior management personnel is intense, and fit is important to us. An inability to find a suitable replacement for any departing executive officer or key employee on a timely basis could adversely affect our ability to operate and grow our business.

We rely on our proprietary software systems, and our web sites and online networks, and a disruption, failure or security compromise of these systems may disrupt our business, damage our reputation and adversely affect our revenues and profitability.

Our proprietary software systems are critical to our business because they enable the efficient and timely service of a large number of customer orders. Similarly, we rely on our web sites, online networks, and email systems to deliver customer orders, and provide timely, relevant and dependable business information to our customers. Therefore, network or system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters and similar events, could have an adverse impact on our operations, customer satisfaction and revenues due to degradation of service, service disruption or damage to equipment and data.

In addition to shutdowns, our systems are subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information, including sensitive data maintained in our proprietary software systems and credit card information of our customers. As a result of the increasing awareness concerning the importance of safeguarding information, ongoing attempts to hack and misuse companies’ information, and legislation that continues to be adopted regarding the protection and security of information, information-related costs and risks are increasing.

Disruptions or security compromises of our systems could result in large expenditures to repair or replace such systems, to remedy any security breaches and protect us from similar events in the future. We also could be exposed to negligence claims or other legal proceedings brought by our customers or their clients, and we could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving lawsuits or claims. In addition, if we were to suffer damage to our reputation as a result of any system failure or security compromise, our revenues and profitability could be adversely affected.

Our failure to comply with the covenants contained in our loan agreement could result in an event of default that could adversely affect our financial condition and ability to operate our business as planned.

We have, and will continue to have, a line of credit. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. Our failure to comply with these covenants may result in an event of default, which if not cured or waived, could result in the banks preventing us from accessing availability under our line of credit. If this were to occur we may not have sufficient cash resources to be able to continue our operations as planned. In addition, the indebtedness under our loan agreement is secured by a security interest in substantially all of our tangible and intangible assets, and therefore, if we are unable to repay such indebtedness the banks could foreclose on these assets and sell the pledged equity interests, which would adversely affect our ability to operate our business.

Our revenues have traditionally been concentrated among a few customers and if these large repeat customers choose to manage their information logistics needs with their own staff or with another provider and if we are unable to develop new customer relationships, our operating results and the ability to execute our growth strategy may be adversely affected.

Our operating results and ability to execute our growth strategy could be adversely affected if we lose business from our top repeat customers or we are unable to attract additional business from current or new customers for any reason, including any of the following: poor service, the loss of key employees, or the decision of our customers to perform information logistics services with their own staff or with another provider. If any of these were to occur, it could reduce our cash flow and adversely affect the results of our operations.

Government regulations related to the Internet could increase our cost of doing business, affect our ability to grow or may otherwise negatively affect our business.

Governmental agencies and federal and state legislatures have adopted, and may continue to adopt, new laws and regulatory practices in response to the increasing use of the Internet and other online services. These new laws may be related to issues such as online privacy, copyrights, trademarks and service mark, sales taxes, fair business practices, domain name ownership and the requirement that our operating units register to do business as foreign entities or otherwise be licensed to do business in jurisdictions where they have no physical location or other presence. In addition, these new laws, regulations or interpretations relating to doing business through the Internet could increase our costs materially and adversely affect the revenues and results of operations.

Our failure to manage our growth effectively could prevent us from achieving our goals.

Our strategy envisions a period of growth that may impose a significant burden on our administrative, financial and operational resources. The growth of our business will require management’s close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified personnel. We may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

We are subject to risks related to our foreign operations which could adversely affect our operations and financial performance.

We have a printing facility in France and sell our services worldwide. Foreign operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including: exposure to local economic conditions; exposure to local political conditions; currency exchange rate fluctuations; reliance of local management; and additional potential costs of complying with rules and regulations of foreign jurisdictions. Any adverse consequence resulting from the materialization of the foregoing risks would adversely affect our financial performance and results of operations.

Risks Relating to Ownership of Our Common Stock

We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained. If a public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in our common stock.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a public trading market for our common stock will be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our common stock.

In addition, the market price for our common stock may be particularly volatile given our status as a relatively small company with a small and thinly-traded “public float” that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Our common stock may be subject to significant price volatility which may have an adverse effect on your ability to liquidate your investment in our common stock.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of meaningful profits to date and uncertainty of future profits. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Voting power of a significant percentage of our common stock is held by our president, chief executive officer and chairman, and his brother-in-law, who together are able to control or exercise significant influence over the outcome of matters to be voted on by our stockholders.

Peter Derycz, our President, Chief Executive Officer, and Chairman, has voting power equal to approximately 23% of all votes eligible to be cast at a meeting of our stockholders. Paul Kessler, the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and Bristol Capital, LLC, and has voting power equal to approximately 27% of all votes eligible to be cast at a meeting of our stockholders. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together will be able to exercise significant influence with respect to the election of directors, and other matters submitted to a vote of all of our stockholders.

The exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment.

Under the terms of our outstanding options and warrants to purchase our common stock issued to employees and others, the holders are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of the options and/or warrants, could result in dilution in the interests of our other stockholders.

The market price of our common stock and the value of your investment could substantially decline if our warrants or options are exercised and our common stock is issued and resold into the market, or if a perception exists that a substantial number of shares will be issued upon exercise of our warrants and option and then resold into the market.

If the exercise prices of our warrants or options and are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon exercise of our warrants and options, or even the perception that such sales could occur, could adversely affect the market price of our common stock. You could, therefore, experience a substantial decline in the value of your investment as a result of both the actual and potential exercise of our warrants or options.

Because we may be subject to the “Penny Stock” rules, the level of trading activity in our common stock may be reduced.

Our common stock is quoted on the OTC Bulletin Board. The last reported sale price per share of our common stock on September 24, 2012, was $1.25. As a result, our common stock will most likely constitute “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

Because our common stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

Our common stock is quoted on the OTC Bulletin Board under the symbol “DYSC.” Because our stock is quoted on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business and stock price.

We produce our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. Further, Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting.

Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our executive offices are located at 5435 Balboa Blvd., Suite 202, Encino, California. We lease approximately 3,200 square feet of office space for $4,820 per month from an unrelated third party.  The lease expires on May 31, 2015.  The rent increases to $4,965 per month on May 1, 2013 and to $5,115 per month on May 1, 2014. Our US operations printing facility is located at 3455-3501 Commercial Avenue, Northbrook, Illinois. We lease approximately 13,000 square feet of office space for $8,250 per month from an unrelated third party. The lease expires on May 31, 2016. The rent increases to $8,500 per month on June 1, 2014.

The printing facility and offices of TAAG (France) are located at 3 rue Olympe de Gouges - ZAC des Radars 91350 Grigny, France. We lease approximately 1,775 square meters of printing facility and 425 square meters of office space for $20,000 (€15,333) per month from an unrelated third party. The lease expires on December 31, 2017.  The rent increases to $23,250 (€17,833) per month on January 1, 2013, to $27,000 (€20,833) per month on January 1, 2014, and decreases to $23,250 (€17,833) per month on January 1, 2016. The lease is ultimately guaranteed by Derycz Scientific, Inc.

We believe that our existing facilities are sufficient to meet our present and anticipated needs for the foreseeable future.

Item 3.  Legal Proceedings

The Company is involved in legal proceedings in the ordinary course of its business. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of the Company’s legal proceedings, including any amounts it may be required to pay, will not have a material effect on the Company’s consolidated financial statements.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Year Ended June 30, 2012:	High Bid	Low Bid
Fourth Quarter (April 1 – June 30)	$1.35	$1.05
Third Quarter (January 1 – March 31)	$1.35	$0.60
Second Quarter (October 1 – December 31)	$1.35	$0.60
First Quarter (July 1 – September 30)	$3.10	$1.25

Year Ended June 30, 2011:
Fourth Quarter (April 1 – June 30)	$3.40	$2.35
Third Quarter (January 1 – March 31)	$3.65	$2.65
Second Quarter (October 1 – December 31)	$2.60	$0.95
First Quarter (July 1 – September 30)	$1.02	$0.90

As of September 24, 2012, we had a total of 17,087,281 shares of our common stock outstanding and the closing sales price was $1.25 per share on the OTC Bulletin Board.

Holders

We currently have 363 record holders of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2012, we issued the following equity securities of the Company that were not registered under the Securities Act of 1933, as amended (the “Act”), and that were not previously disclosed in a quarterly report on Form 10-Q or on a current report on Form 8-K.  In each case, we relied upon the exemption from registration under the Act found in Section 4(2) of the Act because the investors took the securities for investment purposes and without a view distribution and were provided access to information regarding the Company, and because there was no general solicitation or advertising for the purchase of the shares.

On March 5, 2012, we granted options to purchase an aggregate of 263,000 shares of the Company’s common stock at $1.30 per share, which expire on March 2, 2022, to five employees for services rendered to the Company.

Item 6.  Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2012 and 2011 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report.

 Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, without limitation:

•	the projected growth or contractions in the industry within which we operate;
•	our business strategy for expanding, maintaining or contracting our presence in these markets;
•	anticipated trends in our financial condition and results of operations; and
•	our ability to distinguish ourselves from our current and future competitors.

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

Overview

Derycz Scientific, Inc. was incorporated in the State of Nevada on November 2, 2006. In November 2006 the Company entered into a Share Exchange Agreement with Reprints Desk, Inc., a Delaware corporation. At the closing of the transaction contemplated by the Share Exchange Agreement, the Company acquired all of the outstanding shares of Reprints from the shareholders of Reprints and issued 8,000,003 common shares to the former shareholders of Reprints. Following completion of the exchange transaction, Reprints became a wholly-owned subsidiary of the Company.

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

On March 31, 2011, the Company entered into an agreement with Fimmotaag, S.p.A., a privately held company domiciled in France, pursuant to which the Company acquired 100% of the issued and outstanding common stock of Techniques Appliquées aux Arts Graphiques, S.p.A., in exchange for 336,921 shares of the Company’s common stock in addition to future payments payable at the option of Fimmotaag in cash or the Company’s common stock under the terms of the purchase agreement. TAAG is a printing and logistics company located outside of Paris, France.

Our mission is to provide information logistics solutions that facilitate the flow of information from the publishers of scientific and technical content to enterprise customers in life science and other research intensive industries around the world. We make the hundreds of thousands of new articles each year, in addition to the tens of millions of existing articles that have been published in the past, available to our customers and help them identify the most useful and relevant content for their purposes. We serve both the publishers who own the content rights and the end-users of the content. We utilize web-based platforms as well as traditional delivery channels and are developing products and services that make it easier for our customers to find and use information. During the year ended June 30, 2012, we delivered more than 10 million articles in either hard copy or electronic form to over 1,000 customers in over 100 countries.

We provide three types of solutions to our customers; research solutions; marketing solutions; and publisher solutions.

Research Solutions

Researchers and regulatory personnel generally order single copies of published materials, called “document delivery,” for use in their research activities. In order to use the content, our customers must pay appropriate copyright fees and our services ensure that we have obtained the necessary permissions from the owners of the published content so that our customers’ use of the content complies with applicable copyright laws. We have developed Internet-based interfaces that allow customers to initiate orders and manage transactions, at any time, by specifying the citation or other identifying information related to the particular article they need. In some cases, we are able to fulfill the order without the need for action on the part of our employees. We also help these customers to maximize the information resources they already own or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information. Our services alleviate the need for our customers to develop internal systems or contact multiple publishers in order to obtain the required information.

Marketing Solutions

Generally, marketing departments order large quantities of printed copies of published materials called “reprints” that they distribute to interested parties, including customers and doctors who may prescribe a customer’s products. We print the reprints we deliver to our customers whenever possible and are responsible for any logistics required to distribute such reprints. TAAG also prints other materials that are used for marketing purposes and provides other printing logistics products and services.  Electronic copies, called “eprints,” are also used for distribution through the Internet and other electronic mechanisms. We have also developed eprint software systems that increase the efficiency of our customers’ content purchases by transitioning from paper reprints to electronic eprints. Our software systems also help to improve compliance with copyright and promotional regulations within the life sciences industry.

Publisher Solutions

Our publisher solutions include technology solutions and reprint management services, whereby we are responsible for all aspects of reprint and eprint production for a publisher, from taking orders to final delivery. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reprinted materials. Our eprint software systems enable publishers to protect their copyrighted content and support the marketing needs of their customers.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

The Company’s policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing three types of services to our customers; document delivery; reprints and eprints; and printing and reprint management.

Document Delivery

Our business model for document delivery services is based on charging our customers a copyright fee necessary to obtain permission of use from the content owner (publisher), and a service fee for delivering the content. We have existing non-exclusive arrangements with many publishers that provide us with electronic access to much of these publishers’ content, which allows us to deliver single copies of such content to our customers in a more efficient and timely manner, often in a matter of minutes. The Company recognizes revenue from document delivery services upon electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Reprints and eprints

Our business model for reprints and eprints is based on charging a fee for aggregating and distributing multiple copies of published materials. When possible, we obtain the right to print the reprints from the holder of the copyright and we print and ship the reprints ourselves. We also have built systems that can provide controlled distribution of electronic copies or eprints. The Company recognizes revenue from reprints and eprints services upon shipment or electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Printing and Reprint Management

Our business model for printing is based on charging a fee for providing printing services and delivering hard copy materials to our customers that are generally used for marketing purposes. In addition, we also provide other printing logistics products and services. These services are complementary to our reprints and eprints, and reprint management services. The Company recognizes revenue from printing services when the printed materials have been shipped to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

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

In accordance with guidance of the FASB, management tests goodwill for impairment at the reporting unit level. The Company has two reportable diverse geographical concentrations. At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company’s assets may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates.

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

During the year ended June 30, 2012, the Company determined that the recorded values of goodwill of $1,344,219 and intangible assets with a remaining net book value of $617,757 that arose upon the acquisition of TAAG were impaired.  Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets as of March 31, 2012, offset by the elimination of the earnout liability of $359,338 which the Company estimates will no longer be payable.  In addition, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability created upon the acquisition of TAAG that management determined was no longer necessary.

During the year ended June 30, 2012, the Company determined that the recorded value of goodwill of $233,385 that arose upon the acquisition of Pools Press was impaired.  Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $233,385 that represents the impairment of the goodwill.

In addition, during the year ended June 30, 2012, the Company determined that the recorded value of intangible assets related to intellectual property licenses were impaired. Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $688,138 that represents the unamortized value of intangible assets related to intellectual property licenses as of March 31, 2012.

Comparison of the Years Ended June 30, 2012 and 2011

Results of Operations

	Years ended
	June 30,
	2012	2011

Revenue	$42,818,541	$33,500,438
Cost of revenue	34,778,307	29,594,012
Gross profit	8,040,234	3,906,426

Operating expenses:
Selling, general and administrative	10,722,321	8,489,430
Depreciation and amortization	1,456,130	673,881
Impairment loss related to the acquisition of TAAG	1,602,638	-
Impairment loss on intangible assets related to intellectual property licenses	688,138	-
Impairment loss related to the acquisition of Pools Press	223,385	-
Total operating expenses	14,692,612	9,163,311
Loss from operations	(6,652,378)	(5,256,885)

Currency loss	(2,892)	(23,363)
Loss on sale of fixed asset	(315)	-
Other income	20,476	13,480
Interest expense	(220,665)	(144,069)
Interest income	1,379	3,231
Loss before provision for income taxes	(6,854,395)	(5,407,606)
Income tax benefit	322,106	-

Net loss	(6,532,289)	(5,407,606)
Other comprehensive income (loss):
Foreign currency translation	72,244	(11,590)
Comprehensive loss	$(6,460,045)	$(5,419,196)

Net loss per share:
Basic and diluted	$(0.38)	$(0.36)

Weighted average shares outstanding:
Basic and diluted	17,045,824	14,964,504

Revenue

	Years Ended June 30,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Revenue:
US operations	$31,073,984	$29,694,012	$1,379,972	5.9%
TAAG (France)	11,744,557	3,806,426	7,938,131	208.5%
Total revenue	$42,818,541	$33,500,438	$9,318,103	27.8%

Revenue from US operations increased $1.4 million, or 5.9%, for the year ended June 30, 2012 compared to the prior year, and was primarily due to the acquisition of new customers and increased sales from existing customers. We expect revenue from US operations to continue to increase during the 2013 fiscal year.

Revenue from TAAG was $11.7 million for the year ended June 30, 2012 and $3.8 million for the prior year. The primary reason for the increase was that only three months of revenue from TAAG were included in the prior year. Revenue from TAAG, which has been steadily declining primarily due to disappointing sales efforts and general financial uncertainty in Europe, seems to have stabilized in early 2012.

Cost of Revenue

	Years Ended June 30,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Cost of Revenue:
US operations	$27,677,462	$27,244,893	$432,569	1.6%
TAAG (France)	7,100,845	2,349,119	4,751,726	202.3%
Total cost of revenue	$34,778,307	$29,594,012	$5,184,295	17.5%

As a percentage of revenue:
US operations	89.1%	91.8%	(2.7)%
TAAG (France)	60.5%	61.7%	(1.3)%
Total	81.2%	88.3%	(7.1)%

The decrease in our cost of revenue as a percentage of revenue from US operations for the year ended June 30, 2012 compared to the prior year, was primarily due to the amendment of a certain publisher agreement that required minimum guaranteed payments and expense reduction measures that reduced our production expenses. For the year ended June 30, 2012 and 2011, we recorded approximately $2,699,676 and $3,447,283, respectively, of revenue, under a certain publisher agreement that required minimum guaranteed payments, while recording approximately $3,965,708 and $4,375,311, respectively, of costs, which caused our cost of revenue to increase significantly relative to the revenue levels and therefore significantly reduced our gross margin from US operations.  We also expect an increase in our gross margin from US operations in the future from this publisher agreement amendment, and as a result of expense reduction measures that reduced our production expenses during the year ended June 30, 2012.

Cost of revenue from TAAG was $7.1 million for the year ended June 30, 2012 and $2.3 million for the prior year. The primary reason for the increase was that only three months of cost of revenue from TAAG were included in the prior year.

Gross Profit

	Years Ended June 30,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Gross Profit:
US operations	$3,396,522	$2,449,119	$947,403	38.7%
TAAG (France)	4,643,712	1,457,307	3,186,405	218.7%
Total gross profit	$8,040,234	$3,906,426	$4,133,808	105.8%

As a percentage of revenue:
US operations	10.9%	8.2%	2.7%
TAAG (France)	39.5%	38.3%	1.3%
Total	18.8%	11.7%	7.1%

Operating Expenses

	Years Ended June 30,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Operating Expenses:
US Operations:
Selling, general and administrative	$5,519,289	$5,671,436	$(152,147)	(2.7)%
Depreciation and amortization	364,547	258,755	105,792	40.9%
Stock-based compensation expense	203,540	1,494,492	(1,290,952)	(86.4)%
Impairment loss on intangible assets related to intellectual property licenses	688,138	-	688,138	-%
Impairment loss related to the acquisition of Pools Press	223,385	-	223,385	-%
Total US operations	6,998,899	7,424,683	(425,784)	(5.7)%

TAAG (France):
Selling, general and administrative	4,999,492	1,323,502	3,675,990	277.7%
Depreciation and amortization	1,091,583	415,126	676,457	163.0%
Impairment loss related to the acquisition of TAAG	1,602,638	-	1,602,638	-%
Total TAAG (France) operations	7,693,713	1,738,628	5,955,085	342.5%
Total operating expenses	$14,692,612	$9,163,311	$5,529,301	60.3%

Selling, General and Administrative

Selling, general and administrative expenses from US operations were $5.5 million for the year ended June 30, 2012 and $5.7 million for the prior year. The primary reason for the decrease was that during the year ended June 30, 2012, we instituted expense reduction measures that reduced our compensation, marketing, investor relations and legal expenses. We also expect a reduction in our selling, general and administrative expenses in the future because of these expense reduction measures.

During the year ended June 30, 2012, the Company determined that the value of intangible assets related to intellectual property licenses and intangible assets related to the acquisition of TAAG were impaired. Accordingly, the Company recorded an impairment loss of $688,138 that represents the unamortized value of intangible assets related to intellectual property licenses as of March 31, 2012.

During the year ended June 30, 2012, the Company determined that the recorded value of goodwill of $233,385 that arose upon the acquisition of Pools Press was impaired.  Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $233,385 that represents the impairment of the goodwill.

Selling, general and administrative expenses from TAAG was $5 million for the year ended June 30, 2012 and $1.3 million for the prior year. The primary reason for the increase was that only three months of selling, general and administrative expenses from TAAG were included in the prior year.

During the year ended June 30, 2012, the Company determined that the value of goodwill and intangible assets related to the acquisition of TAAG were impaired. Accordingly, the Company recorded an impairment loss of $1,602,638 that represents goodwill and the unamortized value of intangible assets, offset by the earnout related to the acquisition of TAAG as of March 31, 2012.

Depreciation and Amortization

Depreciation and amortization for the year ended June 30, 2012, amounted to $1,524,788, with $68,658 recorded under cost of revenue.

The amounts recorded for US operations consist mostly of amortization of intellectual property licenses and customer lists. We expect a significant reduction in amortization expense for US operations next year as the carrying value of the intangible assets related to intellectual property licenses have been impaired and reduced to $0 in the current year. We expect depreciation expense for US operations to remain at current levels during the 2013 fiscal year.

The amounts recorded for TAAG are split between depreciation of mostly printing equipment and amortization of the customer list and covenant not to compete. We expect depreciation expense for TAAG to decrease next year as certain printing equipment has been fully depreciated. We also expect no amortization expense for TAAG next year as the carrying value of the intangible assets related to the acquisition of TAAG have been impaired and reduced to $0 in the current year.

Interest Expense

Interest expense was $220,665 for the year ended June 30, 2012 and $144,069 for the prior year, an increase of $76,596. The increase was primarily attributable to the interest paid on capital leases for printing equipment by TAAG and on a credit line for US operations with Silicon Valley Bank which provides a $4 million revolving line of credit secured by all of the assets of the Company, excluding TAAG’s assets.  We expect interest expense to remain at current levels during the 2013 fiscal year.

Income Tax Benefit

During the year ended June 30, 2012, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability recorded upon the acquisition of TAAG that was related to the intangible assets of TAAG written off in 2012.

Net Income (Loss)

	Years Ended June 30,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Net Income (Loss):
US Operations	$(3,543,159)	$(5,082,923)	$1,539,764	(30.3)%
TAAG (France)	(2,989,130)	(324,683)	(2,664,447)	820.6%
Total net loss	$(6,532,289)	$(5,407,606)	$(1,124,683)	20.8%

The decrease in our net loss from US operations for the year ended June 30, 2012 compared to the prior year, was primarily due to an increase in gross profit and decrease in operating expenses as described above. We expect our net loss from US operations to decrease in the future as we increase our gross margins and reduce operating expenses as described above.

Our net loss from TAAG was $3 million for the year ended June 30, 2012 and $324,683 for the prior year. The primary reason for the increase was that only three months of results from TAAG were included in the prior year.

Liquidity and Capital Resources

	Years Ended June 30,
Consolidated Statements of Cash Flow Data:	2012	2011
Net cash provided by (used) in operating activities	$1,968,462	$(5,093,021)
Net cash used in investing activities	$(409,957)	$(161,600)
Net cash provided by (used) in financing activities	$(1,488,373)	$6,282,240

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $10,350,000, none of which was raised in the fiscal year ended June 30, 2012.

As of June 30, 2012, we had cash and cash equivalents of $3,150,978 compared to $2,868,260 as of June 30, 2011, an increase $282,718. This increase is primarily attributable to an increase in accounts payable of $2,509,219, a decrease of prepaid royalties of $830,533 and a decrease of accounts receivable of $591,191, partially offset by payments of capital lease obligations of $868,006 and payments under line of credit of $748,673.

We have a history of significant losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of June 30, 2012, we had an accumulated deficit of $14,184,160. For our fiscal years ended June 30, 2012 and 2011, we incurred a net loss of $6,532,289 and $5,407,606, respectively. We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

•	US Operations (Reprints)

The Company believes that its current cash resources and cash flow from US operations will be sufficient to sustain current US operations for the next twelve months. The Company expects to continue to produce cash from US operating activities; however, there are no assurances that such results will be achieved. Cash provided by US operations was $155,580 and $379,705 for the years ended June 30, 2012 and 2011, respectively.

•	TAAG (France)

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the year ended June 30, 2012, TAAG incurred a net loss from operations of $3,000,000, and at June 30, 2012, had a working capital deficiency of $2,300,000. In addition, $200,000 of payroll and VAT taxes were delinquent at June 30, 2012. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG seems to have stabilized in early 2012, however, continuing net losses have been incurred.  Our overall strategy is to improve TAAG’s revenue, operations, and profitability.  As a result, we have, and continue to, perform financial and operational analysis on TAAG.  We have replaced all executive and accounting management at TAAG and hired a new executive manager and engaged a professional accounting services firm to ensure these improvements, however, there is no assurance that such results will be achieved.  In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of the property lease which is ultimately guaranteed by Derycz Scientific, Inc. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG.  As a result, during the year ended June 30, 2012, the Company determined that the recorded values of goodwill of $1,344,219 and intangible assets with a remaining net book value of $617,757 that arose upon the acquisition of TAAG were impaired.  Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets, offset by the elimination of the earnout liability of $359,338 which we estimate will no longer be payable.  In addition, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability recorded upon the acquisition of TAAG that was related to the intangible assets of TAAG written off in 2012.

Operating Activities

Our net cash provided by operating activities was $1,968,462 for the year ended June 30, 2012 and resulted primarily from an increase in accounts payable of $2,509,219, non-cash depreciation and amortization of $1,529,222, non-cash impairment losses of $2,514,161, a decrease of prepaid royalties of $830,533 and a decrease of accounts receivable of $591,191, partially offset by a decrease in deferred income tax liability of $350,000 as well as the net loss of $6,532,289 for the period.

Our net cash used in operating activities was $5,093,021 for the year ended June 30, 2011 and resulted primarily from the net loss of $5,407,606 for the period, a decrease of accounts payable of $922,159 and an increase of prepaid royalties of $531,585, partially offset by non-cash stock compensation of $1,494,492 and non-cash depreciation and amortization of $750,190.

Investing Activities

Our net cash used in investing activities was $409,957 for the year ended June 30, 2012 and resulted primarily from the purchase of intangible assets and property and equipment.

Our net cash used in investing activities was $161,600 for the year ended June 30, 2011 and resulted primarily from the cash acquired upon the acquisition of TAAG, partially offset by the purchase of the remaining interest in Pools Press and the purchase of intangible assets and property and equipment.

Financing Activities

Our net cash used in financing activities was $1,488,373 for the year ended June 30, 2012 and resulted primarily from payments of capital lease obligations of $868,006 and payments under line of credit of $748,673.

Our net cash provided by financing activities was $6,282,240 for the year ended June 30, 2011 and resulted primarily from issuance of shares upon the exercise of warrants of $2,484,187, issuance of common shares and warrants of $2,784,032, and advances under the line of credit of $1,436,233.

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  The SVB line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect.  The interest rate on the line of credit was 6.5% as of June 30, 2012.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of June 30, 2012.  The balance outstanding as of June 30, 2012 and June 30, 2011 was $1,000,000 and $1,436,233, respectively.  As of June 30, 2012 and 2011, approximately $1,875,000 and $202,000, respectively, of available credit was unused under the line of credit.

The Company, through TAAG, has factoring agreements with ABN Amro (“ABN”) and Credit Cooperatif for working capital and credit administration purposes.  Under the agreements, the factors purchase trade accounts receivable assigned to them by the Company.  The accounts are sold at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in the Company's custody and control and the Company maintains all credit risk on those accounts.

Under the agreement with ABN, the Company can borrow up to approximately $1.3 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 1.72% per annum at June 30, 2012. As of June 30, 2012 and 2011, $197,039 and $356,540 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of June 30, 2012 was approximately 5%. As of June 30, 2012 and 2011, $256,636 and $312,440 was due to Credit Cooperatif, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 2 to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Derycz Scientific, Inc. and Subsidiaries

Encino, California

We have audited the accompanying consolidated balance sheets of Derycz Scientific, Inc. (the “Company”) and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derycz Scientific, Inc. and Subsidiaries as of June 30, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weinberg and Company, P.A

September 28, 2012

Los Angeles, California

Derycz Scientific, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$3,150,978	$2,868,260
Accounts receivable:
Trade receivables, net of allowance of $163,455 and $223,298 , respectively	6,099,471	6,690,662
Due from factor	197,039	356,540
Inventory	363,641	759,507
Prepaid expenses	157,139	298,927
Prepaid royalties	415,339	1,245,872
Other current assets	18,084	18,320
Total current assets	10,401,691	12,238,088

Property and equipment, net of accumulated depreciation of $1,369,782 and $724,004 , respectively	1,294,517	1,666,462
Intangible assets, net of accumulated amortization of $189,783 and $641,698 , respectively	65,510	1,883,660
Goodwill	-	1,567,604
Deposits and other assets	244,202	308,721
Total assets	$12,005,920	$17,664,535

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$9,554,754	$7,045,535
Capital lease obligations, current	640,116	663,973
Notes payable, current	53,452	53,252
Due to factor	256,636	312,440
Due to related parties	-	71,902
Line of credit	1,000,000	1,436,233
Deferred revenue	68,901	158,240
Total current liabilities	11,573,859	9,741,575

Notes payable, long term	53,452	110,080
Capital lease obligations, long term	813,173	1,281,600
Liability for estimated earnout	-	359,338
Deferred tax liability	-	350,000
Total liabilities	12,440,484	11,842,593

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,069,437 and 16,822,509 shares issued and outstanding, respectively	17,069	16,823
Accumulated other comprehensive income (loss)	60,654	(11,590)
Additional paid-in capital	13,671,873	13,468,580
Accumulated deficit	(14,184,160)	(7,651,871)
Total stockholders’ equity (deficiency)	(434,564)	5,821,942
Total liabilities and stockholders’ equity (deficiency)	$12,005,920	$17,664,535

See notes to consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

	Years ended
	June 30,
	2012	2011

Revenue	$42,818,541	$33,500,438
Cost of revenue	34,778,307	29,594,012
Gross profit	8,040,234	3,906,426

Operating expenses:
Selling, general and administrative	10,722,321	8,489,430
Depreciation and amortization	1,456,130	673,881
Impairment loss related to the acquisition of TAAG	1,602,638	-
Impairment loss on intangible assets related to intellectual property licenses	688,138	-
Impairment loss related to the acquisition of Pools Press	223,385	-
Total operating expenses	14,692,612	9,163,311
Loss from operations	(6,652,378)	(5,256,885)

Currency loss	(2,892)	(23,363)
Loss on sale of fixed asset	(315)	-
Other income	20,476	13,480
Interest expense	(220,665)	(144,069)
Interest income	1,379	3,231
Loss before provision for income taxes	(6,854,395)	(5,407,606)
Income tax benefit	322,106	-

Net loss	(6,532,289)	(5,407,606)
Other comprehensive income (loss):
Foreign currency translation	72,244	(11,590)
Comprehensive loss	$(6,460,045)	$(5,419,196)

Net loss per share:
Basic and diluted	$(0.38)	$(0.36)

Weighted average shares outstanding:
Basic and diluted	17,045,824	14,964,504

See notes to consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity (Deficiency)

For the Years Ended June 30, 2012 and 2011

			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Income	Equity

Balance, July 1, 2010	13,001,830	$13,002	$5,510,620	$(2,244,265)	$34,904	$-	$3,314,261

Acquisition of remaining interest in Pools Press	-	-	(120,000)	-	-	-	(120,000)

Adjustment for noncontrolling interest in Pools Press	-	-	34,904	-	(34,904)	-	-

Fair value of common shares issued for services	38,565	39	76,084	-	-	-	76,123

Fair value of options issued to employees	-	-	121,643	-	-	-	121,643

Common shares issued upon exercise of warrants	2,170,193	2,170	2,482,017	-	-	-	2,484,187

Fair value of common shares issued for customer list	75,000	75	71,175	-	-	-	71,250

Fair value of warrants issued for services	-	-	1,175,748	-	-	-	1,175,748

Fair value of warrants issued to directors for services	-	-	120,978	-	-	-	120,978

Common shares issued for cash	1,200,000	1,200	2,782,832	-	-	-	2,784,032

Common shares issued for acquisition of TAAG	336,921	337	1,212,579	-	-	-	1,212,916

Net loss for the period	-	-	-	(5,407,606)	-	-	(5,407,606)

Foreign currency translation	-	-	-	-	-	(11,590)	(11,590)

Balance, June 30, 2011	16,822,509	16,823	13,468,580	(7,651,871)	-	(11,590)	5,821,942

Fair value of options issued to employees	-	-	175,951	-	-	-	175,951

Common shares issued upon exercise of warrants	246,928	246	(246)	-	-	-	-

Fair value of warrants issued for services	-	-	210,712	-	-	-	210,712

Adjustment to fair value of warrants granted to consultants	-	-	(447,838)	-	-	-	(447,838)

Fair value of warrant extensions	-	-	264,714	-	-	-	264,714

Net loss for the period	-	-	-	(6,532,289)	-	-	(6,532,289)

Foreign currency translation	-	-	-	-	-	72,244	72,244

Balance, June 30, 2012	17,069,437	$17,069	$13,671,873	$(14,184,160)	$-	$60,654	$(434,564)

See notes to consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2012	2011

Cash flow from operating activities:
Net loss	$(6,532,289)	$(5,407,606)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,529,222	750,190
Fair value of vested stock options	175,951	121,643
Fair value of warrants issued for services, net of adjustment	(237,126)	1,296,726
Fair value of common shares issued for services	-	76,123
Fair value of warrant extensions	264,714	-
Impairment loss related to the acquisition of TAAG	1,602,638	-
Impairment loss on intangible assets related to intellectual property licenses	688,138	-
Impairment loss related to the acquisition of Pools Press	223,385	-
Deferred income tax liability	(350,000)	-
Loss on sale of fixed asset	315	-

Changes in assets and liabilities:
Accounts receivable	591,191	(167,479)
Inventory	395,866	130,792
Due from factor	159,501	(71,932)
Prepaid expenses	141,788	(68,339)
Prepaid royalties	830,533	(531,585)
Other assets	64,755	(2,562)
Accounts payable and accrued expenses	2,509,219	(922,159)
Deferred revenue and other current liabilities	(89,339)	(296,233)
Income taxes payable	-	(600)
Net cash provided by (used in) operating activities	1,968,462	(5,093,021)

Cash flow from investing activities:
Purchase of property and equipment	(183,108)	(121,058)
Purchase of intangible assets	(227,599)	(245,925)
Cash acquired upon acquisition of TAAG	-	325,383
Acquisition of remaining interest in Pools Press	-	(120,000)
Proceeds from sale of fixed asset	750	-
Net cash used in investing activities	(409,957)	(161,600)

Cash flow from financing activities:
Issuance of shares upon exercise of warrants	-	2,484,187
Issuance of common shares and warrants	-	2,784,032
Advances (payments) to factor	256,636	-
Payment of notes payable	(56,428)	-
Payment of bank loans	-	(277,892)
Payment of capital lease obligations	(868,006)	(144,320)
Payment of related parties	(71,902)	-
Advances (payments) under line of credit	(748,673)	1,436,233
Net cash provided by (used in) financing activities	(1,488,373)	6,282,240
Effect of exchange rate changes	212,586	(11,590)
Net increase in cash and cash equivalents	282,718	1,016,029
Cash and cash equivalents, beginning of period	2,868,260	1,852,231
Cash and cash equivalents, end of period	$3,150,978	$2,868,260

See notes to consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Years Ended
	June 30,
	2012	2011

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$27,894	$-
Cash paid for interest	$220,665	$146,206

Supplemental disclosures of non-cash investing and financing activities:
Adjustment to additional paid in capital to reflect acquisition of remaining noncontrolling interest	$-	$34,904
Acquisition of customer list through the issuance of common shares	$-	$71,250
Capital lease obligation incurred for purchase of equipment	$375,722	$-
Grant of common shares for acquisition	$-	$1,212,195
Liability of estimated earnout	$-	$359,338

See notes to consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2012 and 2011

Note 1. Organization, Nature of Business and Basis of Presentation

Organization

Derycz Scientific, Inc. (the “Company”) was incorporated in the State of Nevada on November 2, 2006.  Derycz Scientific is a publicly traded holding company formerly with three wholly-owned subsidiaries: Reprints Desk, Inc., a Delaware corporation (“Reprints” or “Reprints Desk”); Techniques Appliquées aux Arts Graphiques, S.p.A., an entity organized under the laws of France (“TAAG”); and Pools Press, Inc., an Illinois corporation (“Pools” or “Pools Press”). On January 1, 2012, Pools Press was merged with and into Reprints Desk to form one consolidated subsidiary.

Nature of Business

Our mission is to provide information logistics solutions that facilitate the flow of information from the publishers of scientific and technical content to enterprise customers in life science and other research intensive industries around the world. We provide customers with access to hundreds of thousands of newly published articles each year in addition to the tens of millions of existing articles that have been published in the past, helping them to identify the most useful and relevant content for their purposes. We serve both the publishers who own the content rights and the end-users of the content. We utilize web-based platforms as well as traditional delivery channels and are developing products and services that make it easier for our customers to find and legally use information. During the year ended June 30, 2012, we delivered more than 10 million articles in either hard copy or electronic form to over 1,000 customers in over 100 countries.

We provide three types of solutions to our customers; research solutions; marketing solutions; and publisher solutions.

Research Solutions

Researchers and regulatory personnel generally order single copies of published materials, called “document delivery,” for use in their research activities. In order to use the content, our customers must pay appropriate copyright fees and our services ensure that we have obtained the necessary permissions from the owners of the published content so that our customers’ use of the content complies with applicable copyright laws. We have developed Internet-based interfaces that allow customers to initiate orders and manage transactions, at any time, by specifying the citation or other identifying information related to the particular article they need. In some cases, we are able to fulfill the order without the need for action on the part of our employees. We also help these customers to maximize the information resources they already own or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information. Our services alleviate the need for our customers to develop internal systems or contact multiple publishers in order to obtain the required information.

Marketing Solutions

Generally, marketing departments order large quantities of printed copies of published materials called “reprints” that they distribute to interested parties, including customers and doctors who may prescribe a customer’s products. We print the reprints we deliver to our customers whenever possible and are responsible for any logistics required to distribute such reprints. TAAG also prints other materials that are used for marketing purposes and provides other printing logistics products and services.  Electronic copies, called “eprints,” are also used for distribution through the Internet and other electronic mechanisms. We have also developed eprint software systems that increase the efficiency of our customers’ content purchases by transitioning from paper reprints to electronic eprints. Our software systems also help to improve compliance with copyright and promotional regulations within the life sciences industry.

Publisher Solutions

Our publisher solutions include technology solutions and reprint management services, whereby we are responsible for all aspects of reprint and eprint production for a publisher, from taking orders to final delivery. This service eliminates the need for the publishers to establish a dedicated reprints sales force or arrange for delivery of reprinted materials. Our eprint software systems enable publishers to protect their copyrighted content and support the marketing needs of their customers.

Liquidity

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of June 30, 2012, we had an accumulated deficit of $14,184,160. For our fiscal years ended June 30, 2012 and 2011, we incurred a net loss of $6,532,289 and $5,407,606, respectively. We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

•	US Operations (Reprints)

The Company believes that its current cash resources and cash flow from US operations will be sufficient to sustain current US operations for the next twelve months. The Company expects to continue to produce cash from US operating activities; however, there are no assurances that such results will be achieved. Cash provided by US operations was $155,580 and $379,705 for the years ended June 30, 2012 and 2011, respectively.

•	TAAG (France)

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the year ended June 30, 2012, TAAG incurred a net loss from operations of $3,000,000, and at June 30, 2012, had a working capital deficiency of $2,300,000. In addition, $200,000 of payroll and VAT taxes were delinquent at June 30, 2012. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG seems to have stabilized in early 2012, however, continuing net losses have been incurred.  Our overall strategy is to improve TAAG’s revenue, operations, and profitability.  As a result, we have, and continue to, perform financial and operational analysis on TAAG. We have replaced all executive and accounting management at TAAG and hired a new executive manager and engaged a professional accounting services firm to ensure these improvements, however, there is no assurance that such results will be achieved.  In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of the property lease which is ultimately guaranteed by Derycz Scientific, Inc. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG.  As a result, during the year ended June 30, 2012, the Company determined that the recorded values of goodwill of $1,344,219 and intangible assets with a remaining net book value of $617,757 that arose upon the acquisition of TAAG were impaired.  Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets, offset by the elimination of the earnout liability of $359,338 which we estimate will no longer be payable.  In addition, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability recorded upon the acquisition of TAAG that was related to the intangible assets of TAAG written off in 2012.

Reclassification

In presenting the Company’s consolidated balance sheet as of June 30, 2011, the Company presented $6,296,566 as accounts payable, and $748,969 as accrued expense and other current liabilities. In presenting the Company’s consolidated balance sheet as of June 30, 2012, the Company has combined accounts payable and accrued expenses and other current liabilities to a single caption accounts payable and accrued expenses.

In presenting the Company’s consolidated statement of operations and other comprehensive loss for the year ended June 30, 2011, the Company presented $618,976 of marketing and advertising expenses. In presenting the Company’s consolidated statement of operations and other comprehensive loss for the year ended June 30, 2012, the Company has reclassified marketing and advertising expenses to selling, general and administrative expenses.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2012 or 2011.

Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.  The Company established an allowance for doubtful accounts of $163,455 and $223,298 as of June 30, 2012 and 2011, respectively.

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

Cash denominated in Euros with a US Dollar equivalent of $763,462 and $636,324 at June 30, 2012 and 2011, respectively, was held in accounts at financial institutions located in Europe.

As of June 30, 2012, one customer accounted for approximately 18% of accounts receivable, and no customer accounted for more than 10% of accounts receivable at June 30, 2011.  For the year ended June 30, 2012, one customer accounted for 11% of revenue, and one customer accounted for 10% of revenue for the prior year.

During the year ended June 30, 2012, three vendors accounted for 18%, 13% and 12% of the Company’s content costs, and two vendors accounted for 22% and 14% of content costs during the prior year.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

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

During the year ended June 30, 2012, the Company determined that the recorded values of goodwill of $1,344,219 and intangible assets with a remaining net book value of $617,757 that arose upon the acquisition of TAAG were impaired.  Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets as of March 31, 2012, offset by the elimination of the earnout liability of $359,338 which the Company estimates will no longer be payable.  In addition, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability created upon the acquisition of TAAG that management determined was no longer necessary (See Note 3).

During the year ended June 30, 2012, the Company determined that the recorded value of goodwill of $233,385 that arose upon the acquisition of Pools Press was impaired.  Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $233,385 that represents the impairment of the goodwill (See Note 4).

In addition, during the year ended June 30, 2012, the Company determined that the recorded value of intangible assets related to intellectual property licenses were impaired. Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $688,138 that represents the unamortized value of intangible assets related to intellectual property licenses as of March 31, 2012 (See Note 6).

As of June 30, 2011, the Company determined that there were no indicators of impairment of its recorded goodwill or intangible assets.

Revenue Recognition

The Company’s policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing three types of services to our customers; document delivery; reprints and eprints; and printing and reprint management.

Document Delivery

Our business model for document delivery services is based on charging our customers a copyright fee necessary to obtain permission of use from the content owner (publisher), and a service fee for delivering the content. We have existing non-exclusive arrangements with many publishers that provide us with electronic access to much of these publishers’ content, which allows us to deliver single copies of such content to our customers in a more efficient and timely manner, often in a matter of minutes. The Company recognizes revenue from document delivery services upon electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Reprints and eprints

Our business model for reprints and eprints is based on charging a fee for aggregating and distributing multiple copies of published materials. When possible, we obtain the right to print the reprints from the holder of the copyright and we print and ship the reprints ourselves. We also have built systems that can provide controlled distribution of electronic copies or eprints. The Company recognizes revenue from reprints and eprints services upon shipment or electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Printing and Reprint Management

Our business model for printing is based on charging a fee for providing printing services and delivering hard copy materials to our customers that are generally used for marketing purposes. In addition, we also provide other printing logistics products and services. These services are complementary to our reprints and eprints, and reprint management services. The Company recognizes revenue from printing services when the printed materials have been shipped to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share as they would be anti-dilutive because the Company had net losses for the periods below:

	As of June 30,
Potentially Dilutive Securities	2012	2011
Warrants	2,576,182	2,894,684
Stock options	1,471,167	1,439,000
	4,047,349	4,333,684

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

Note 3. Acquisition of TAAG

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

In accordance with the purchase agreement, the seller will be entitled to the Earnout Payments based upon the future performance of the acquired company.  The amounts of the Earnout Payments are based on TAAG’s achievement of certain income before taxes targets during each of the five years ending December 31, 2011 through December 31, 2015.  Each year, the Earnout Payment will be calculated based on the following formula: 20% of the first 200,000 Euros of net income before taxes of TAAG for the applicable year; plus 30% of the net income before taxes of TAAG between 200,000 and 300,000 Euros; plus 40% of the net income before taxes of TAAG in excess of 300,000 Euros.  Earnout Payments can be paid in cash or the Company’s common stock at Fimmotaag’s discretion.  The Company initially recorded a liability of $359,338 as of June 30, 2011 for the expected Earnout Payments based on the earnings estimates for TAAG during the earnout period. Due to the results of operations to date, the Company no longer believes such amount will be payable and has reversed the accrual as of June 30, 2012.

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

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG has seen a recent decline and continuing net losses have been incurred.  Our overall strategy is to improve TAAG’s revenue, operations, and profitability.  As a result, we have, and continue to, perform financial and operational analysis on TAAG.  We have replaced all executive and accounting management at TAAG and hired a new executive manager and engaged a professional accounting services firm to ensure these improvements, however, there is no assurance that such results will be achieved.  In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of the property lease which is ultimately guaranteed by Derycz Scientific, Inc. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG.

During the year ended June 30, 2012, the Company determined that the recorded values of goodwill of $1,344,219 and intangible assets with a remaining net book value of $617,757 that arose upon the acquisition of TAAG were impaired.  Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets, offset by the elimination of the earnout liability of $359,338 which the Company estimates will no longer be payable.  In addition, during the year ended June 30, 2012, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability created upon the acquisition of TAAG that management determined was no longer necessary.

The following sets out the unaudited pro forma operating results of the Company for the year ended June 30, 2011 had the acquisition occurred as of July 1, 2010.  These amounts include amortization of the customer list and covenant not to compete:

Year Ended June 30, 2011
Revenue	$43,509,849
Cost of revenue	35,369,119
Gross profit	8,140,730
Operating expenses	13,537,881
Income (loss) from operations	(5,397,151)
Other expense	(230,601)
Pro forma net loss	$(5,627,752)
Pro forma net loss per share: basic and diluted	$(0.38)
Weighted average shares outstanding: basic and diluted	14,964,504

Note 4. Acquisition of Remaining Interest in Pools Press

On August 31, 2010, the Company purchased for $120,000 the remaining 20% interest in Pools Press.  Upon acquisition of the remaining interest, the accumulated losses attributable to the minority interest in Pools Press at the time of the acquisition of $34,904 was added to paid in capital and the Company decreased paid in capital for the purchase price of $120,000.

During the year ended June 30, 2012, the Pools Press subsidiary continued to have losses, and the Company merged the operations of Pools Press into Reprints Desk. At that time, the Company determined that it would no longer be practical to measure the operations of Pools Press. Accordingly, the Company determined that the recorded value of goodwill of $233,385 that arose upon the acquisition of Pools Press should be impaired based upon its prior losses.  Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $233,385 that represents the impairment of the goodwill.

Note 5. Property and Equipment

Property and equipment consists of the following as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011

Computer equipment	$296,492	$199,161
Software	236,099	185,689
Printing equipment	1,953,791	1,763,993
Furniture and fixtures	169,696	182,609
Autos and vans	8,221	59,014
Total	2,664,299	2,390,466
Less accumulated depreciation	(1,369,782)	(724,004)
Net, Property and equipment	$1,294,517	$1,666,462

Printing equipment includes $1,637,743 and $1,424,530 of equipment under capital leases as of June 30, 2012 and 2011, respectively, and related accumulated depreciation of $768,625 and $309,539 in the same respective periods.

Depreciation expense for the years ended June 30, 2012 and 2011 was $784,933 and $406,375, respectively, with $68,658 and $76,004 recorded under cost of revenue in the same respective periods.

Note 6. Intangible Assets

Intangible assets consist of customer lists and a covenant not to compete, which are amortized over an estimated useful life of 2 years, and intellectual property licenses, which are amortized over an estimated useful life of 7 years.

During the year ended June 30, 2012, the Company determined that the value of intangible assets related to intellectual property licenses and intangible assets related to the acquisition of TAAG were impaired. Accordingly, the Company recorded an impairment loss of $688,138 that represents the unamortized value of intangible assets related to intellectual property licenses as of March 31, 2012. In addition, the Company recorded an impairment loss of $1,602,638 that represents goodwill and the unamortized value of intangible assets related to the acquisition of TAAG (Note 3). As of June 30, 2011, the Company determined that there were no indicators of impairment of its recorded intangible assets.

Intangible assets consist of the following as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011

Customer lists	$238,868	$775,915
Covenant not to compete	-	574,324
Intellectual property licenses	16,425	1,175,119
Total	255,293	2,525,358
Less accumulated amortization	(189,783)	(641,698)
Net, Intangible assets	$65,510	$1,883,660

Customer lists are amortized using an accelerated method that management presently estimates matches the utilization of those lists over an estimated useful life of 2 years.

Note 7. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  On February 8, 2012, the Company entered into an Amendment to the Loan and Security Agreement pursuant to which SVB waived our failure to comply with the minimum tangible net worth financial covenant set forth in the Loan Agreement for the compliance period ending December 31, 2011, the parties agreed to amend the minimum tangible net worth required for various periods in calendar year 2012, and the parties agreed that the principal amount outstanding under the revolving line shall accrue interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of June 30, 2012.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of June 30, 2012.  The balance outstanding as of June 30, 2012, and 2011 was $1,000,000 and $1,436,233, respectively.  As of June 30, 2012 and 2011, approximately $1,875,000 and $202,000, respectively, of available credit was unused under the line of credit.

Note 8. Related Party Transactions

At June 30, 2012 and 2011, the Company owed Fimmotaag, the former parent company of TAAG, $0 and $71,902, respectively.  The advances were non-interest bearing, unsecured, and due on demand.  Fimmotaag is owned by TAAG’s two former managing directors.

Note 9. Factor Agreements

The Company, through TAAG, has factoring agreements with ABN Amro (“ABN”) and Credit Cooperatif for working capital and credit administration purposes.  Under the agreements, the factors purchase trade accounts receivable assigned to them by the Company.  The accounts are sold at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in the Company's custody and control and the Company maintains all credit risk on those accounts.

Under the agreement with ABN, the Company can borrow up to approximately $1.3 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 1.72% per annum at June 30, 2012. As of June 30, 2012 and 2011, $197,039 and $356,540 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of June 30, 2012 was approximately 5%. As of June 30, 2012 and 2011, $256,636 and $312,440 was due to Credit Cooperatif, respectively, that relate to funds paid to the Company not yet returned to the factor.

Note 10. Notes payable

In 2008, TAAG entered into a loan agreement to which outstanding borrowings amounted to $106,904 and $163,332, at June 30, 2012 and 2011, respectively.  The note requires quarterly principal and interest payments, bears interest at 6.11% percent per annum, is secured by all the assets of TAAG, and matures in September 2014.

Future principal payments under the note at June 30, 2012 are as follows:

Fiscal Year Ending June 30,	Amount
2013	$53,452
2014	42,762
2015	10,690
Total future minimum principal payments	106,904
Less current portion	(53,452)
Long-term portion	$53,452

Note 11. Stockholders’ Equity

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares. The majority of awards issued under the Plan vest immediately or over three years, and have a term of ten years. There were 28,833 shares available for grant under the Plan as of June 30, 2012. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested options activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2010	1,022,000	$1.26	1,022,000	$1.26	—	$—
Granted	417,000	1.17	131,000	1.09	286,000	1.21
Options vesting	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited/Cancelled	—	—	—	—	—	—
Outstanding at June 30, 2011	1,439,000	1.23	1,153,000	1.24	286,000	1.21
Granted	288,000	1.42	68,833	1.79	219,167	1.30
Options vesting	—	—	134,833	1.20	(134,833)	1.20
Exercised	—	—	—	—	—	—
Forfeited/Cancelled	(255,833)	1.21	(215,000)	1.25	(40,833)	1.02
Outstanding at June 30, 2012	1,471,167	$1.27	1,141,666	$1.27	329,500	$1.29

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes pricing model of the stock options granted during the years ended June 30, 2012 and 2011.

	Years Ended June 30,
	2012	2011

Expected dividend yield	0%	0%
Risk-free interest rate	0.87% - 1.95%	0.9% – 1.82%
Expected life (in years)	5 - 6	5.8 – 6
Expected volatility	144% - 148%	73%

The weighted average remaining contractual life of all options outstanding as of June 30, 2012 was 7.32 years. The remaining contractual life for options vested and exercisable at June 30, 2012 was 6.79 years. Furthermore, the aggregate intrinsic value of all options outstanding as of June 30, 2012 was $249,013, and the aggregate intrinsic value of options vested and exercisable at June 30, 2012 was $209,420, in each case based on the fair value of the Company’s common stock on June 30, 2012. The total fair value of options vested during the year ended June 30, 2012 was $175,951 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of June 30, 2012, the amount of unvested compensation related to these options was $309,389 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of June 30, 2012 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$1.00	402,000	6.91	402,000
1.02	318,167	8.08	221,833
1.30	263,000	9.68	43,833
1.50	435,000	5.55	435,000
2.65	25,000	8.95	25,000
3.00	15,000	8.54	7,500
3.05	10,000	8.62	5,000
3.65	3,000	8.73	1,500
Total	1,471,167		1,141,666

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2010	2,855,009	$1.35
Granted	2,533,675	1.98
Exercised	(2,412,250)	1.25
Expired	(81,750)	1.25
Outstanding, June 30, 2011	2,894,684	1.98
Granted	155,000	1.27
Exercised	(462,502)	1.35
Expired	(11,000)	1.50
Outstanding, June 30, 2012	2,576,182	$2.06
Exercisable, June 30, 2011	2,519,685	$2.01
Exercisable, June 30, 2012	2,576,182	$2.06

The intrinsic value for all warrants outstanding as of June 30, 2012 was $36,000, based on the fair value of the Company’s common stock on June 30, 2012.

On July 1, 2011, the Company issued warrants to purchase an aggregate of 5,000 shares of the Company’s common stock to two consultants in exchange for services.  All of these warrants vested immediately and expire on July 1, 2016. 2,500 of the warrants have an exercise price of $3.50 per share, and 2,500 of the warrants have an exercise price of $4.00 per share. The fair value of the warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $8,614, and was charged to operations during the year ended June 30, 2012. The fair value of the warrants was calculated using the following assumptions: term of 5 years; expected volatility of 73%; no dividend yield, and risk-free interest rate of 0.92%.

On July 17, 2011, the Company agreed to extend to July 17, 2012 the expiration date of then outstanding warrants to purchase 200,009 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant holders agreed to relinquish the cashless exercise feature of the warrants in exchange for the extension of the expiration date. On July 17, 2011, the fair value of the warrant extension, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $264,714, and was charged to operations during the year ended June 30, 2012. The fair value of the warrant extension was calculated using the following assumptions: term of 1 year; expected volatility of 73%; no dividend yield, and risk-free interest rate of 0.92%.

In October and December 2010, the Company issued warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock to two consultants for services to be rendered under consulting agreements with the Company. All of the consultant warrants have a four-year exercise term. Warrants to purchase 400,000 common shares, exercisable at $1.25 per share, vested immediately. Of the aggregate issuance, warrants to purchase 333,333 shares are exercisable at $1.75 per share and warrants to purchase 266,667 shares are exercisable at $2.25 per share, all of which vest over a one-year period. In the periods prior to July 1, 2011, the Company recorded $1,175,748 of compensation cost relating to the vesting of these warrants based on their fair value at the reporting date.  At September 30, 2011, the warrants fully vested and the Company determined that the fair value of the unvested warrants upon vesting was $727,910 as calculated using the Black Scholes option pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.  The fair value of $727,910 reflected a decrease of $447,838 from the fair value of $1,175,748 at June 30, 2011. As such the Company recognized a gain of $447,838 during the year ended June 30, 2012.

In November 2010, the Company issued to three members of the board of directors warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrants is subject to the following vesting schedule: 12,500 shares vested and became exercisable under the warrant on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. Each warrant expires on November 5, 2015. The fair market value of the warrants upon issuance was $161,304 calculated using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years.  Stock based compensation cost of $40,326 was recorded during the year ended June 30, 2012 for warrants vesting during the period.

On August 4, 2011, warrant holders exercised warrants to purchase 462,502 shares of the Company’s common stock on a cashless basis. The Company issued 246,928 shares of common stock as a result of those exercises.

On December 19, 2011, the Company issued to three members of the board of directors warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.19 per share. All of the warrants vested immediately and expire on December 19, 2021. The fair market value of the warrants upon issuance was $161,773 calculated using a Black-Scholes pricing model with the following assumptions; no dividend yield, risk free interest rate of 1.95%, expected volatility of 148%, and an expected term of the warrants of 5 years.  Stock based compensation cost of $161,773 was recorded during the year ended June 30, 2012 for the issuance of these warrants.

Additional information regarding warrants outstanding and exercisable as of June 30, 2012 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	9.48	150,000
1.25	150,000	2.35	150,000
1.75	333,331	2.39	333,331
2.00	1,281,184	1.13	1,281,184
2.25	266,667	2.48	266,667
3.00	390,000	1.63	390,000
3.50	2,500	4.01	2,500
4.00	2,500	4.01	2,500
Total	2,576,182		2,576,182

Note 12. Contingencies and Commitments

Operating Leases for Facilities

The Company leases executive offices in Encino, California in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $4,820 and $5,115 through May 2015, and is being accounted for by the Company on a straight-line basis over the term of the lease.

The Company leases a printing facility in Northbrook, Illinois in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $8,250 and $8,500 through May 2016, and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance.

The Company leases a printing facility and offices in France, in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $19,200 to $26,000 (€15,333 to €20,833) through December 2017. The lease is ultimately guaranteed by Derycz Scientific, Inc.

Rent, including real estate taxes, for the years ended June 30, 2012 and 2011 was $468,642 and $289,923, respectively.

Capital Leases for Equipment

The Company also has seven non-cancelable leases for printing machinery and equipment that are accounted for as capital leases. At June 30, 2012, the aggregate monthly capital lease payments for equipment was $60,600, including interest at rates between 2.63% and 10.25% per annum, through September 2016.

Annual future minimum lease payments under operating leases for facilities and capital leases for equipment as of June 30, 2012 are as follows:

Fiscal Year Ending June 30,	Operating Leases for Facilities	Capital Leases for Equipment
2013	$418,947	$695,697
2014	457,214	440,109
2015	479,468	314,479
2016	391,597	86,932
2017	274,969	21,733
Thereafter	137,484	-
Total minimum lease payments	$2,159,679	$1,558,950
Amounts representing interest		(105,661)
Total principal payments		1,453,289
Less: current portion		(640,116)
Long term portion		$813,173

Publisher Agreements

The Company has entered into agreements with publishers wherein the publishers have granted the Company an exclusive right to sell certain reprints of each of the publishers’ publications. One such agreement with a publisher was amended on January 10, 2012, and was replaced with a new agreement on May 31, 2012. The original agreement, dated July 15, 2010, called for fixed royalty payments through December 2015. The agreement was amended on January 10, 2012, replacing fixed royalty payments with percentage of revenue royalty payments and included minimum annual payment thresholds beginning on January 1, 2012. The amended agreement was replaced with an entirely new agreement on May 31, 2012. The new agreement grants the Company the non-exclusive right to sell certain reprints of the publishers’ publications in return for percentage of revenue royalty payments, and is effective June 1, 2012. The new agreement does not call for any guaranteed payments or minimum payment amounts, and can be terminated by either party upon 45 days written notice.

From July 1, 2010, through December 31, 2011, the Company recorded the cost of each of these contracts on a straight line basis over the terms of the agreements.  Beginning on January 1, 2012 the Company recorded as a cost the percentage of revenue royalty payments called for in the respective amended agreement, or entirely new publisher agreement. During the years ended June 30, 2012 and 2011, the Company charged $3,965,708 and $4,465,313 of these costs to cost of revenue, respectively.

Legal Proceedings

The Company is involved in legal proceedings in the ordinary course of its business. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of the Company’s legal proceedings, including any amounts it may be required to pay, will not have a material effect on the Company’s consolidated financial statements.

Note 13. Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011

Current
Federal	$-	$-
State	27,894	-
Deferred
Federal	-	-
Foreign	(350,000)
State	-	-
Provision for income tax expense (benefit)	$(322,106)	$-

During the year ended June 30, 2012, the Company recorded an income tax benefit of $350,000 to reduce the deferred tax liability recorded upon the acquisition of TAAG that was related to the intangible assets of TAAG written off in 2012.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended June 30,
	2011	2010
Federal income tax rate	(34.00)%	(34.00)%
State tax, net of federal benefit	(5.0)%	(5.00)%
Permanent differences	64.00%	1.00%
Effect of reversal of deferred tax liability	(4.7)%	-%
Change in valuation allowance	(25.0)%	38.00%
Other	-%	-%
Effective income tax rate	(4.7)%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011

Deferred tax assets:
Federal net operating loss carryforward	$2,369,983	$1,565,513
State net operating loss carryforward	509,556	338,474
Intangibles amortization	212,680	186,658
Stock based compensation	599,884	530,693
Other	64,602	30,602
Total deferred tax assets	3,756,705	2,651,940
Deferred tax liability
Intangible Assets	-	(350,000)
Fixed asset depreciation	(1,566)	(5,991)
Net deferred tax assets	3,755,139	2,295,949
Less valuation allowance	(3,755,139)	(2,645,949)
	$-	$(350,000)

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2012 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.  The net change in the valuation allowance for the year ended June 30, 2012 was an increase of $967,190.

At June 30, 2012 and 2011, the Company had federal net operating loss (“NOL”) carryforwards of approximately $6,900,000 and $5,000,000, respectively, and state NOL carryforwards of approximately $6,000,000 and $4,100,000, respectively. Federal NOLs could, if unused, expire in 2030. State NOLs, if unused, could expire in 2020.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2012 and 2011, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2007.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2012 and 2011, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2007 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 14. Geographical Information

As of June 30, 2012, the Company had two reportable diverse geographical concentrations:  US Operations and TAAG, which operates in France.  Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Year Ended June 30, 2012		Year Ended June 30, 2011
	US Operations	TAAG (France)	US Operations	TAAG (France)

Revenue	$31,073,984	$11,744,557	$29,694,012	$3,806,426
Cost of revenue	27,677,462	7,100,845	27,244,893	2,349,119
Selling, general and administrative expenses	5,722,829	4,999,492	7,165,928	1,323,502
Depreciation and amortization	364,547	1,091,583	258,755	415,126
Impairment loss related to the acquisition of TAAG	-	1,602,638	-	-
Impairment loss on intangible assets related to intellectual property licenses	688,138	-	-	-
Impairment loss related to the acquisition of Pools Press	223,385	-	-	-
Income (loss) from operations	$(3,602,377)	$(3,050,001)	$(4,975,564)	$(281,321)

	As of June 30, 2012		As of June 30, 2011
	US Operations	TAAG (France)	US Operations	TAAG (France)

Current assets	$7,765,813	$2,635,878	$8,473,012	$3,765,076
Property and equipment, net	300,831	993,686	314,825	1,351,637
Intangible assets, net and goodwill	65,510	-	1,025,968	2,425,296
Other non-current assets	27,155	217,047	25,022	283,699
Total assets	$8,159,309	$3,846,611	$9,838,827	$7,825,708

Current liabilities	$7,468,482	$4,105,377	$5,603,603	$4,137,972
Long term liabilities	-	866,625	6,974	2,094,044
Total liabilities	$7,468,482	$4,972,002	$5,610,577	$6,232,016

Note 15. Subsequent Events

On July 24, 2012 the Company formed Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

On August 1, 2012 Reprints Desk Latin America S. de R.L. de C.V, entered into a lease agreement for approximately 280 square meters of office space in Monterrey, Mexico. The lease requires monthly payments of $1,300 (18,000 Mexican pesos) through July 2013.

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

As described below, a material weakness was identified in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As a result of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

(i)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “Internal Control — Integrated Framework.” As a result of management’s evaluation of our internal control over financial reporting, management identified a material weakness in our internal control. Specifically, management concluded that there was inadequate monitoring controls, and a lack of personnel with a sufficient understanding of U.S. GAAP, at our foreign subsidiary TAAG (France). As a result of the material weakness, management has concluded that our internal control over financial reporting was not effective as of June 30, 2012.

Additional Information Regarding the Material Weakness(es)

To address the material weaknesses described above, we performed additional analysis and procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects the company’s financial position, results of operations and cash flows for the periods presented. To remediate the material weakness described above and enhance our internal control over financial reporting, we have replaced all executive and accounting management at TAAG and hired a new executive manager and engaged a professional accounting services firm to prepare and review account reconciliations and perform a monthly financial statement close in a timely manner.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Controls Over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal year have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred. However, management believes the measures that have been implemented to remediate the material weakness have had a material impact on our internal control over financial reporting, and anticipates that these measures and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors, their respective age, offices and positions, and dates of election or appointment:

Name	Age	Position	Date of Appointment
Peter Derycz	50	Chief Executive Officer, President and Chairman of the Board	January 6, 2006
Alan Urban	43	Chief Financial Officer and Secretary	November 3, 2011
Scott Ahlberg	49	Head of Corporate Services of Reprints Desk	July 1, 2007
Janice Peterson	64	Director, Head of Publisher Relations of Reprints Desk	July 1, 2006
Gen. Merrill McPeak (1)	76	Director	November 5, 2010
Scott Ogilvie (1)	58	Director	November 5, 2010
Gregory Suess (1)	40	Director	November 5, 2010

(1)	Member of Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee

Business Experience Descriptions

Peter Derycz – Chief Executive Officer, President and Chairman

Mr. Derycz founded Reprints as its President in 2006. Mr. Derycz was a founder of Infotrieve, Inc. in 1989 and served as its President from February 2003 until September 2003. He served as the Chief Executive Officer of Puerto Luperon, Ltd. (Bahamas), a real estate development company, from January 2004 until December 2005. In January 2006, he was appointed to, and currently serves as a member of, the board of directors of Insignia Systems, Inc., a consumer products advertising company. Mr. Derycz received a B.A. in Psychology from the University of California at Los Angeles. The Board believes that Mr. Derycz’ familiarity with the Company’s day-to-day operations, his strategic vision for the Company’s business and his past leadership and management experience make him uniquely qualified to serve as a director.

Alan Urban – Chief Financial Officer and Secretary

Mr. Urban has previously served in numerous senior management positions, including: from 2000 to 2004, Vice President of Finance and Treasurer for Infotrieve; from 2005 to 2006, Chief Financial Officer of a leading online poker company, where he led the global reorganization of the company and was responsible for positioning the company for listing on the London Stock Exchange; and from 2007 to 2009, Chief Financial Officer of ReachLocal (RLOC), an internet marketing company that ranked #1 on Deloitte’s Tech Fast 500 and was the first Internet company since Google’s appearance in 2004 to be ranked #1. Mr. Urban has also held positions as an audit and tax manager in public accounting, and as an internal auditor. He holds a BS in Business, with a concentration in Accounting Theory and Practice, from California State University, Northridge and has been a Certified Public Accountant (currently inactive) since 1998.

Scott Ahlberg – Head of Corporate Services of Reprints Desk

Mr. Ahlberg has many years of experience in content and startup businesses. Mr. Ahlberg started with Dynamic Information (EbscoDoc) in the 1980s, then went on to lead Sales and Marketing at Infotrieve, Inc. during many years of rapid growth in the 1990s. After leaving Infotrieve in 2005 Mr. Ahlberg provided consulting services to ventures in professional networking and medical podcasting. He joined Reprints Desk in 2006. His areas of expertise include strategic planning, operational innovation, copyright and content licensing, and quality management. Scott has degrees from Stanford University (BA, 1984) and the University of London (MA, 1990).

Janice Peterson – Head of Publisher Relations of Reprints Desk

Ms. Peterson was Vice President for Content Development at Infotrieve, Inc. from 2000 to 2006 and Vice President for Publisher Relations and Content Development at RoweCom, formerly Faxon/Dawson, from 1997 to 2000. Ms. Peterson was at Academic Press (now Elsevier) for 14 years, where her last position was Fulfillment Director. Ms. Peterson is Past Chair of the Board of Directors for the National Information Standards Organization (NISO), and she is the past chair of the International Committee for EDI in Serials (ICEDIS). She has a degree in History from Whittier College and an M.A. in Asian Studies from California State College, San Diego. She joined Reprints in 2006. The Board believes that Ms. Peterson should serve as a director due to her extensive industry-specific knowledge and business experience, including a familiarity with the Company’s day-to-day operations.

General Merrill McPeak – Director

Gen. McPeak is President of McPeak and Associates, a company he founded in 1995. From 1990 until his retirement from active military service in late-1994, he was chief of staff of the U.S. Air Force. During this period, he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad. As a member of the Joint Chiefs of Staff, he and the other service chiefs were military advisors to the Secretary of Defense and the President. Gen. McPeak has been a director on the boards of a dozen publicly traded companies, including long service with the airline, TWA, and with the test and measurement company, Tektronix. He was for many years Chairman of the Board of ECC, International, until that company was acquired by Cubic Corporation. Currently, Gen. McPeak is a director of Del Global Technologies (OTC: DGTC.OB), Genesis Biopharma (GNDP.OB), and Miller Energy Resources, (NASDAQ: MILL). He is chairman of the board of Coast Plating, Inc., a California-based privately held provider of metal processing and finishing services and is a director of privately held NAVEX Global and Sensis Corp., a manufacturer of air defense radars and air traffic control equipment. The Board concluded that Gen. McPeak should serve as a director in light of his demonstrated leadership abilities and years of experience serving on the boards of directors of numerous publicly traded corporations.

Scott V. Ogilvie – Director

Mr. Ogilvie is currently the President of AFIN International, Inc., a private equity/business advisory firm, which he founded in 2006.  Additionally, Mr. Ogilvie is Co-Managing Member of Wirthlin Worldwide International and Wirthlin Worldwide Investors, private equity strategic advisory firms.  From 2006 to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, a strategic advisory company that brought strategic partners, expertise and investment capital to the Middle East and North Africa.  Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he held from 2001 to 2007. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and technology companies.  Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NYSE AMEX:CUR), Preferred Voice Inc. (OTCBB:PRFV), and Genspera, Inc. (GNSZ; OTCBB).  Mr. Ogilvie received a BSBA-Finance degree from the University of Denver (1976), and a Juris Doctor degree from the University of California, Hastings College of Law (1979).  In light of Mr. Ogilvie’s financial and executive experience, including his experience having served as a director and audit committee member of several public companies, the Board believes it to be in the Company’s best interests that Mr. Ogilvie serves as a director.

Gregory Suess – Director

Mr. Suess is a founding partner of ROAR, an entertainment and media focused management and consulting company formed in 2000.  Since 1997, Mr. Suess has practiced with the law firm of Glaser, Weil, Fink, Jacobs, Howard, Avchen & Shapiro, LLP, where he is currently Of Counsel and focuses on general corporate law, media and entertainment.  Mr. Suess holds a Bachelor of Science from the University of Southern California (Lloyd Greif Center for Entrepreneurial Studies), and holds a JD/MBA from Pepperdine University. Mr. Suess serves on the Boards of Directors of Wizard World, Inc. and Camp Southern Ground, Inc. The Board believes that Mr. Suess is a valuable addition to the Board due to his business and educational background in management and finance, including his experience as a director of other companies and as an owner and officer of multiple businesses.

Term of Office and Family Relationships

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among any of our executive officers or directors.

 Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed during the fiscal year ended June 30, 2012 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with except as follows: Messrs. Urban, McPeak, Ogilve and Suess each failed to timely file a Form 4 reporting one transaction.

Code of Ethics

We have adopted a written code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or persons performing similar functions. We have posted a copy of the code in the Corporate Governance – Code of Conduct section of our website, http://deryczscientific.investorroom.com.

Item 11.  Executive Compensation.

Compensation of Directors

             The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Year Ended June 30, 2012

Name	Fees earned or paid in cash ($)	Stock awards ($)	Warrant and Option Awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)
Peter Derycz	-	-				-	245,296	(2)	40,326
Gen. Merrill McPeak	12,000	-	53,924	(1)		-			65,924
Scott Ogilvie	12,000	-	53,924	(1)		-			65,924
Janice Peterson	-	-				-	137,530	(3)	100,000
Gregory Suess	12,000	-	53,924	(1)		-			65,924

(1)	Represents the grant date fair value of warrants granted on December 19, 2011 to purchase 50,000 shares of common stock at an exercise price of $1.19. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.95%; volatility of 148%; expected term of 4 years; and no dividend yield. All of the warrants vested immediately and expire on December 19, 2021.
(2)	Mr. Derycz received no compensation for his services as a director of the Company. Other compensation represents the following amounts paid to Mr. Derycz for his services as an employee of the Company: salary in the amount of $240,000 and other compensation in the amount of $5,296.
(3)	Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $125,833 and other compensation in the amount of $11,697.

Compensation of Executive Officers

The following table summarizes all compensation for the last two fiscal years awarded to, earned by, or paid to (i) our Chief Executive Officer (principal executive officer), (ii) two most highly compensated executive officers other than our CEO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Compensation of Executive Officers for Fiscal Years Ended June 30, 2012 and 2011

Name and principle Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Peter Derycz	2012	240,000	-	-	-		-	-	5.296	245,296
Chief Executive Officer	2011	240,000	-	-	-		-	-	4,285	244,285

Alan Urban	2012	104,906	-	-	125,000	(1)	-	-	3.786	233,692
Chief Financial Officer

Scott Ahlberg	2012	60,000	281,000	-	-		-	-	6.983	347,983
Head of Corporate Services	2011	60,000	144,000	-	-		-	-	9,068	213,068

(1)	Represents the grant date fair value of options granted on March 5, 2012 to purchase 125,000 shares of common stock at an exercise price of $1.30. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 0.8%; volatility of 144%; expected term of 6 years; and no dividend yield. All of the stock options vest quarterly over a three year period and expire on March 5, 2022.

Employment Agreements

Employment Agreement dated July 1, 2010, between the Company and between Peter Derycz

On July 1, 2010, the Company entered into an executive employment agreement with Mr. Derycz. Under the terms of the executive employment agreement, Mr. Derycz has agreed to serve as Chief Executive Officer and as a director of the Company on an at-will basis. The term of the agreement ends on June 30, 2013. The agreement provides for an initial base salary of $240,000 per year. No part of Mr. Derycz’s salary is allocated to his duties as a director of the Company.

The agreement contains provisions that prohibit Mr. Derycz from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Derycz of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Derycz will be eligible to receive an amount equal to three (3) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. Mr. Derycz may terminate the agreement at any time, with or without reason, upon four weeks’ advance written notice.

Employment Agreement dated November 3, 2011, between the Company and between Alan Urban

On October 25, 2011, the Company entered into an executive employment agreement with Mr. Urban. Under the terms of the executive employment agreement, Mr. Urban has agreed to serve as our Chief Financial Officer on an at-will basis. The term of the agreement ends on June 30, 2013. The agreement provides for an initial base salary of $150,000 per year and eligibility to receive bonuses at the discretion of the Board of Directors of the Company. Effective June 1, 2012 Mr. Urban’s base salary was increased to $175,000 per year.

The agreement contains provisions that prohibit Mr. Urban from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Urban of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Urban will be eligible to receive an amount equal to three (3) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. Mr. Urban may terminate the agreement at any time, with or without reason, upon four weeks’ advance written notice.

Employment Agreement dated July 1, 2010, between the Company and between Scott Ahlberg

On July 1, 2010, the Company entered into an executive employment agreement with Mr. Ahlberg. Under the terms of the executive employment agreement, Mr. Ahlberg has agreed to serve as Head of Corporate Services of Reprints Desk on an at-will basis. The term of the agreement ends on June 30, 2013. The agreement provides for an initial base salary of $60,000 per year. In addition to base salary Mr. Ahlberg is entitled to commissions, with a guaranteed advance on the commissions of $40,000 per year.

On July 1, 2012, the employment agreement was amended increasing Mr. Ahlberg’s base salary to $165,000 per year, and eliminating all commission provisions of the agreement.

The agreement contains provisions that prohibit Mr. Ahlberg from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Ahlberg of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Ahlberg will be eligible to receive an amount equal to three (3) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. Mr. Ahlberg may terminate the agreement at any time, with or without reason, upon four weeks’ advance written notice.

Employment Agreement dated July 1, 2010, between the Company and between Janice Peterson

On July 1, 2010, the Company entered into an executive employment agreement with Ms. Peterson. Under the terms of the executive employment agreement, Ms. Peterson has agreed to serve as the Head of Publisher Relations of Reprints Desk and as a director of the Company on an at-will basis. The term of the agreement ends on June 30, 2013. The agreement provides for an initial base salary of $125,000 per year. No part of Ms. Peterson's salary is allocated to her duties as a director of the Company. Effective June 1, 2012 Ms. Peterson’s base salary was increased to $135,000 per year.

The agreement contains provisions that prohibit Ms. Peterson from soliciting our customers or employees during her employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Ms. Peterson of our confidential information and assign ownership to us of inventions related to our business that are created by her during her employment. We may terminate the agreement at any time, with or without cause. Ms. Peterson will be eligible to receive an amount equal to three (3) months of her then-current base salary payable in the form of salary continuation if she is terminated without cause. Ms. Peterson may terminate the agreement at any time, with or without reason, upon four weeks’ advance written notice.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2012

The following table sets forth information regarding outstanding equity awards for each named executive officer as of June 30, 2012.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2012

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) Unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)		(c)		(d)	(e)	(f)
Peter Derycz	-		-		-	-	-
Alan Urban	66,667	(1)	33,333	(1)	-	1.02	7/27/2020
Alan Urban	20,833	(2)	104,167	(2)	-	1.30	3/5/2022
Scott Ahlberg	75,000	(3)	-		-	1.50	12/21/2017
Scott Ahlberg	75,000	(4)	-		-	1.00	5/28/2019
Scott Ahlberg	13,333	(5)	6,667	(5)	-	1.02	7/27/2020

(1)	All of the stock options were granted on July 27, 2010, vest quarterly over a three year period, and expire on July 27, 2020.
(2)	All of the stock options were granted on March 5, 2012, vest quarterly over a three year period, and expire on March 5, 2022.
(3)	All of the stock options were granted on December 21, 2007, vest upon grant, and expire on December 21, 2017.
(4)	All of the stock options were granted on May 28, 2009, vest upon grant, and expire on May 28, 2019.
(5)	All of the stock options were granted on July 27, 2010, vest quarterly over a three year period, and expire on July 27, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 24, 2012, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the CEO and each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 24, 2012. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 17,069,437 shares of common stock outstanding as of September 24, 2012 plus, for each person, any securities that person has the right to acquire within 60 days of September 24, 2012.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o Derycz Scientific, Inc., 5435 Balboa Blvd., Suite 202, Encino, California 91316.

Name and Address	Shares Beneficially Owned	Percentage of Class
Bristol Investment Fund, Ltd. (1) (2)	2,987,500	17.5%
Bristol Capital, LLC (1) (3)	1,760,910	10.3%
Peter Derycz (4)	4,000,000	23.4%
Alan Urban (5)	154,422	* %
Scott Ahlberg (6)	176,810	1.0%
Jan Peterson (7)	190,000	1.1%
Gen. Merrill McPeak (8)	100,000	* %
Scott Ogilvie (8)	100,000	* %
Gregory Suess (8)	100,000	* %
All Directors and Executive Officers as a group (7 persons)	4,821,232	28.2%

* Less than 1%.

(1)	Paul Kessler exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd. and Bristol Capital, LLC. Mr. Kessler is the brother-in-law of Peter Derycz.
(2)	Includes warrants to purchase 162,500 shares of common stock at an exercise price of $2.00 per share.
(3)	Diana Derycz-Kessler is a member of Bristol Capital, LLC, the spouse of Paul Kessler and the sibling of Peter Derycz.
(4)	Includes 400,000 shares owned by the wife of Mr. Derycz and 4,905 shares owned by each of the four children of Mr. Derycz.
(5)	Includes options to purchase 75,000 shares of common stock at an exercise price of $1.03, and options to purchase 31,250 shares of common stock at an exercise price of $1.30.
(6)	Includes options to purchase 75,000 shares of common stock at an exercise price of $1.50, options to purchase 75,000 shares of common stock at an exercise price of $1.00, and options to purchase 15,000 shares of common stock at an exercise price of $1.02.
(7)	Includes options to purchase 85,000 shares of common stock at an exercise price of $1.50, options to purchase 75,000 shares of common stock at an exercise price of $1.00, and options to purchase 30,000 shares of common stock at an exercise price of $1.02.
(8)	Includes warrants to purchase 50,000 shares of common stock at an exercise price of $1.25, and warrants to purchase 50,000 shares of common stock at an exercise price of $1.19.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of the Company.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The purpose of the Plan is to grant stock and stock options to purchase our common stock to our employees and key consultants. The total amount of shares subject to the Plan is 1,500,000 shares. As of September 24, 2012, we had granted 1,471,167 options under the Plan. The following table provides information as of June 30, 2012 with respect to the Plan, which is the only compensation plan under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,471,167	$1.27	28,833
Equity compensation plans not approved by security holders	-	-	-
Total	1,471,167		28,833

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions described herein, since July 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

•	in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined that Gen. McPeak, Mr. Ogilvie and Mr. Suess are independent directors as that term is defined by Section 303A.02(a) of the New York Stock Exchange Listed Company Manual.  Each of them is also a member of the Company’s audit committee, compensation committee and nominating and corporate governance committee, and each of them meets the NYSE Amex’s independence standards for members of such committees.  The Board of Directors has determined that Mr. Ogilvie qualifies as an audit committee financial expert serving on the audit committee.

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2012 and 2011.

	Year Ended June 30, 2012	Year Ended June 30, 2011

Audit Fees	$268,874	$217,943
Audit-Related Fees	-	-
Tax Fees	16,101	-
All Other Fees	-	-
Total	$284,975	$217,943

  Audit Fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and our Registration Statement on Form S-1, including amendments thereto.

Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”

Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees consists of amounts billed for services other than those noted above.

Prior to November 2010, we did not have an independent audit committee and the full Board of Directors, therefore, served as the audit committee for all purposes relating to communication with our auditors and responsibility for our audits occurring prior to November 2010. Our audit committee or Board of Directors, as applicable has considered whether the provision of the services described above for the fiscal years ended June 30, 2012 and 2011, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.  Exhibits and Financial Statements Schedules.

(a)(1) Financial Statements.

The financial statements of Derycz Scientific, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 28, 2012, are incorporated by reference to Item 8 of this report.

(a)(2) and (c) Financial Statement Schedules

Not required.

(a)(3) and (b) Exhibits

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

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: September 28, 2012		Chief Executive Officer (Principal
Executive Officer)

	By:	/s/ Alan Urban

Alan Urban
Date: September 28, 2012		Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Derycz
Peter Derycz	Chief Executive Officer (Principal Executive	September 28, 2012
Officer) and Chairman of the Board

/s/ Alan Urban	Chief Financial Officer (Principal Financial
Alan Urban	and Accounting Officer) and Secretary	September 28, 2012

/s/ Jan Peterson
Jan Peterson	Director	September 28, 2012

/s/ Merrill McPeak
Merrill McPeak	Director	September 28, 2012

/s/ Scott Ogilvie
Scott Ogilvie	Director	September 28, 2012

/s/ Gregory Suess
Gregory Suess	Director	September 28, 2012

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement between Derycz Scientific, Inc. and Reprints Desk Inc. dated November 13, 2006 (1)
2.2	English translation of Purchase Agreement executed by Derycz Scientific, Inc. (2)
2.3	English translation of Amendment to Purchase Agreement executed by Derycz Scientific, Inc. (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.25) (3)
4.3	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.75) (3)
4.4	Form of Common Stock Purchase Warrant dated November 5, 2010 (4) ++
4.5	Form of Common Stock Purchase Warrant dated November 17, 2010 (5)
4.6	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $1.75) (6)
4.7	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $2.25) (6)
4.8	Form of Common Stock Purchase Warrant dated February 15, 2011 (7)
10.1	Employment Agreement dated July 1, 2010, between Derycz Scientific, Inc., Reprints Desk, Inc. and Peter Derycz. (8) ++
10.2	Employment Agreement dated July 1, 2010, between Derycz Scientific, Inc., Reprints Desk, Inc. and Janice Peterson. (9) ++
10.3	Employment Agreement dated July 1, 2010, between Derycz Scientific, Inc., Reprints Desk, Inc. and Scott Ahlberg. (10) ++
10.4	Employment Agreement dated November 3, 2011, between Derycz Scientific, Inc., Reprints Desk, Inc. and Alan Urban. (11) ++
10.5	Office Lease dated March 16, 2012, between Derycz Scientific, Inc. and 5435 Balboa, LLC. (12)
10.6	Facility Lease dated April 25, 2011, between Pools Press, Inc. and 3455-85 Commercial, LLC. *
10.7	Facility Lease dated December 30, 2008, between Techniques Appliquées aux Arts Graphiques, S.p.A. and Burobuotic *
10.8	Amendment to Employment Agreement dated July 1, 2012, between Derycz Scientific, Inc., Reprints Desk, Inc. and Scott Ahlberg. * ++
21	List of Subsidiaries *
23	Consent of Independent Registered Pubic Accounting Firm *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan. (13)++
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Filed herewith
**	Furnished herewith

*	Filed herewith.
**	Furnished herewith.
++	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on April 4, 2011.
(3)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(4)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(5)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 19, 2010.
(6)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K/A filed on January 10, 2011.
(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on February 16, 2011.
(8)	Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(9)	Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(10)	Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(11)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 9, 2011.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 6, 2012.
(13)	Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.

