Form 10-K/A
period 2012-06-30
Derycz Scientific Inc
filed 2012-10-09
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-53501

DERYCZ SCIENTIFIC, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	11-3797644
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

5435 Balboa Boulevard, Suite 202
Encino, California 91316
(Address of Principal Executive Offices and Zip Code)

(310) 477-0354
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such stock on December 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,265,900 (based on the closing price of $1.10 as reported on the OTC Bulletin Board as of that date).

At September 24, 2012, the issuer had 17,087,281 shares of common stock, par value $0.001 per share, outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Derycz Scientific, Inc. for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2012 (the Form 10-K), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-K, as allowed by the 30-day grace period for the first annual report in which detailed footnote tagging is required.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement between Derycz Scientific, Inc. and Reprints Desk, Inc. dated November 13, 2006 (1)
2.2	English translation of Purchase Agreement executed by Derycz Scientific, Inc. (2)
2.3	English translation of Amendment to Purchase Agreement executed by Derycz Scientific, Inc. (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (1)
4.2	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.25) (3)
4.3	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.75) (3)
4.4	Form of Common Stock Purchase Warrant dated November 5, 2010 (4) ++
4.5	Form of Common Stock Purchase Warrant dated November 17, 2010 (5)
4.6	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $1.75) (6)
4.7	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $2.25) (6)
4.8	Form of Common Stock Purchase Warrant dated February 15, 2011 (7)
10.1	Employment Agreement dated July 1, 2010, between Derycz Scientific, Inc., Reprints Desk, Inc. and Peter Derycz. (8) ++
10.2	Employment Agreement dated July 1, 2010, between Derycz Scientific, Inc., Reprints Desk, Inc. and Janice Peterson. (9) ++
10.3	Employment Agreement dated July 1, 2010, between Derycz Scientific, Inc., Reprints Desk, Inc. and Scott Ahlberg. (10) ++
10.4	Employment Agreement dated November 3, 2011, between Derycz Scientific, Inc., Reprints Desk, Inc. and Alan Urban. (11) ++
10.5	Office Lease dated March 16, 2012, between Derycz Scientific, Inc. and 5435 Balboa, LLC. (12)
10.6	Facility Lease dated April 25, 2011, between Pools Press, Inc. and 3455-85 Commercial, LLC. ***
10.7	Facility Lease dated December 30, 2008, between Techniques Appliquées aux Arts Graphiques, S.p.A. and Burobuotic ***
10.8	Amendment to Employment Agreement dated July 1, 2012, between Derycz Scientific, Inc., Reprints Desk, Inc. and Scott Ahlberg. *** ++
21	List of Subsidiaries ***
23	Consent of Independent Registered Pubic Accounting Firm *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan. (13)++

Exhibit Number	Description

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Filed herewith.
**	Furnished herewith.
***	Filed with the Form 10-K
++	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on April 4, 2011.
(3)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(4)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(5)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 19, 2010.
(6)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K/A filed on January 10, 2011.
(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on February 16, 2011.
(8)	Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(9)	Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(10)	Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(11)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 9, 2011.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 6, 2012.
(13)	Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.