Form 10-Q
period 2012-09-30
Derycz Scientific Inc
filed 2012-11-13
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 2, 2012
Common Stock, $0.001 par value	17,087,281

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2012	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,175,437	$3,150,978
Accounts receivable:
Trade receivables, net of allowance of $193,831 and $163,455 , respectively	5,808,315	6,099,471
Due from factor	53,334	197,039
Inventory	292,592	363,641
Prepaid expenses	336,641	157,139
Prepaid royalties	72,875	415,339
Other current assets	25,558	18,084
Total current assets	8,764,752	10,401,691

Property and equipment, net of accumulated depreciation of $1,477,432 and $1,369,782 , respectively	1,204,945	1,294,517
Intangible Assets, net of accumulated amortization of $254,217 and $189,783 , respectively	1,076	65,510
Deposits and other assets	238,666	244,202
Total assets	$10,209,439	$12,005,920

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$8,758,553	$9,554,754
Capital lease obligation, current	655,188	640,116
Notes payable, current	54,647	53,452
Due to factor	197,086	256,636
Line of credit	250,000	1,000,000
Deferred revenue	59,054	68,901
Total current liabilities	9,974,528	11,573,859

Notes payable, long term	43,717	53,452
Capital lease obligation, long term	665,266	813,173
Total liabilities	10,683,511	12,440,484

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,087,281 and 17,069,437 shares issued and outstanding, respectively	17,087	17,069
Accumulated other comprehensive income	33,007	60,654
Additional paid-in capital	13,714,027	13,671,873
Accumulated deficit	(14,238,193)	(14,184,160)
Total stockholders’ deficiency	(474,072)	(434,564)
Total liabilities and stockholders’ deficiency	$10,209,439	$12,005,920

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended
	September 30,
	2012	2011

Revenue	$9,541,999	$9,861,219
Cost of revenue	7,385,155	8,388,742
Gross profit	2,156,844	1,472,477

Operating expenses:
Selling, general and administrative	1,990,710	2,627,444
Depreciation and amortization	186,658	486,001
Total operating expenses	2,177,368	3,113,445

Loss from operations	(20,524)	(1,640,968)

Gain on sale of fixed assets	6,879	-
Interest expense	(36,837)	(51,694)
Other income (expense)	(2,958)	1,097
Loss before provision for income taxes	(53,440)	(1,691,565)
Provision for income tax	(593)	-

Net loss	(54,033)	(1,691,565)
Other comprehensive income (loss):
Foreign currency translation	(27,647)	19,603
Comprehensive loss	$(81,680)	$(1,671,962)

Net loss per share:
Basic and diluted	$0.00	$(0.10)

Weighted average shares outstanding:
Basic and diluted	17,083,596	16,977,178

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficiency

For the Three Months Ended September 30, 2012

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficiency

Balance, July 1, 2012	17,069,437	$17,069	$13,671,873	$(14,184,160)	$60,654	$(434,564)

Fair value of options issued to employees	-	-	42,172	-	-	42,172

Common shares issued upon exercise of stock options	17,844	18	(18)	-	-	-

Net loss for the period	-	-	-	(54,033)	-	(54,033)

Foreign currency translation	-	-	-		(27,647)	(27,647)

Balance, September 30, 2012	17,087,281	$17,087	$13,714,027	$(14,238,193)	$33,007	$(474,072)

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended
	September 30,
	2012	2011

Cash flow from operating activities:
Net loss	$(54,033)	$(1,691,565)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	199,602	505,108
Fair value of vested stock options	42,172	37,084
Fair value of warrants issued for services, net of adjustment	-	(398,899)
Fair value of warrant extensions	-	264,714
Gain on sale of fixed assets	(6,879)	-

Changes in assets and liabilities:
Accounts receivable	291,156	(163,790)
Inventory	71,049	201,945
Due from factor	143,705	215,302
Prepaid expenses	(179,502)	55,313
Prepaid royalties	342,464	524,291
Other assets	(1,938)	27,155
Accounts payable and accrued expenses	(796,201)	1,386,378
Deferred revenue and other current liabilities	(9,847)	(141,434)
Net cash provided by operating activities	41,748	821,602

Cash flow from investing activities:
Purchase of property and equipment	(35,463)	(30,680)
Purchase of intangible assets	-	(27,836)
Proceeds from sale of fixed assets	16,357	-
Net cash used in investing activities	(19,106)	(58,516)

Cash flow from financing activities:
Advances (payments) to factor	(59,550)	7,004
Payment of notes payable	(8,540)	(13,085)
Payment of capital lease obligation	(132,835)	(258,196)
Payment of related parties	-	(51,531)
Payments under line of credit	(750,000)	(354,225)
Net cash used in financing activities	(950,925)	(670,033)
Effect of exchange rate changes	(47,258)	83,962
Net increase (decrease) in cash and cash equivalents	(975,541)	177,015
Cash and cash equivalents, beginning of period	3,150,978	2,868,260
Cash and cash equivalents, end of period	$2,175,437	$3,045,275
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$593	$-
Cash paid for interest	$36,837	$51,694

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011 (Unaudited)

Note 1 — Organization, Nature of Business and Basis of Presentation

Organization

Derycz Scientific, Inc. (the “Company”) was incorporated in the State of Nevada on November 2, 2006.  Derycz Scientific is a publicly traded holding company with three wholly owned subsidiaries: Reprints Desk, Inc., a Delaware corporation (“Reprints” or “Reprints Desk”); Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico; and Techniques Appliquées aux Arts Graphiques, S.p.A. (“TAAG”), an entity organized under the laws of France.

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

Liquidity

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For the three months ended September 30, 2012, the Company recorded a net loss of $54,033, however, cash provided by operating activities was $41,748 during this period. As of September 30, 2012, the Company had negative working capital of $1,209,776 and shareholders’ deficiency of $474,072. We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

US Operations (Reprints)

The Company believes that its current cash resources and cash flow from US operations will be sufficient to sustain current US operations for the next twelve months. The Company expects to continue to produce cash from US operating activities; however, there are no assurances that such results will be achieved.

TAAG (France)

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the three months ended September 30, 2012, TAAG incurred a net loss from operations of $69,371, and at September 30, 2012, had a working capital deficiency of $1,653,239. In addition, approximately $800,000 of payroll and VAT taxes were delinquent at September 30, 2012. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG seems to have stabilized in early 2012, however, continuing net losses have been incurred.  Our overall strategy is to improve TAAG’s revenue, operations, and profitability.  As a result, we have performed, and continue to perform, financial and operational analysis on TAAG.  We have replaced all executive and accounting management at TAAG and hired a new executive manager and engaged a professional accounting services firm to ensure these improvements, however, there is no assurance that such results will be achieved.  In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of the property lease which is ultimately guaranteed by Derycz Scientific, Inc. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2012 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Reclassification

In presenting the Company’s condensed consolidated statement of operations and other comprehensive income for the three months ended September 30, 2011, the Company presented $188,414 of marketing and advertising expenses. In presenting the Company’s condensed consolidated statement of operations and other comprehensive income for the three months ended September 30, 2012, the Company has reclassified marketing and advertising expenses to selling, general and administrative expenses.

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

Cash denominated in Euros with a US Dollar equivalent of $403,980 and $763,462 at September 30, 2012 and June 30, 2012, respectively, was held in accounts at financial institutions located in Europe.

As of September 30, 2012, no customer accounted for more than 10% of accounts receivable, and one customer accounted for approximately 18% of accounts receivable at June 30, 2012.  For the three months ended September 30, 2012 and 2011, no customer accounted for more than 10% of revenue.

 During the three months ended September 30, 2012, two vendors accounted for 15% and 11% of the Company’s content costs, and two vendors accounted for 19% and 12% of content costs during the three months ended September 30, 2011.

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

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into US Dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. Although the majority of our revenue and costs are in US dollars, the revenues and costs of TAAG are in Euros. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share as they would be anti-dilutive because the Company had net losses for the periods below:

	As of September 30,
Potentially Dilutive Securities	2012	2011
Warrants	2,376,173	2,437,182
Stock options	1,342,000	1,439,000
	3,718,173	3,876,182

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its consolidated financial statement disclosures.

In July 2012, the FASB issued ASU No. 2012-02,  Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment  (ASU 2012-02) ,  allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 — Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  On February 8, 2012, the Company entered into an Amendment to the Loan and Security Agreement pursuant to which SVB waived our failure to comply with the minimum tangible net worth financial covenant set forth in the Loan Agreement for the compliance period ended December 31, 2011, the parties agreed to amend the minimum tangible net worth required for various periods in calendar year 2012, and the parties agreed that the principal amount outstanding under the revolving line shall accrue interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of September 30, 2012.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of September 30, 2012.  The balance outstanding as of September 30, 2012, and June 30, 2012 was $250,000 and $1,000,000, respectively.  As of September 30, 2012, approximately $1,825,000 of available credit was unused under the line of credit.

Note 4 – Factor Agreements

The Company, through TAAG, has factoring agreements with ABN Amro (“ABN”) and Credit Cooperatif for working capital and credit administration purposes.  Under the agreements, the factors purchase trade accounts receivable assigned to them by the Company.  The accounts are sold (with recourse) at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in the Company's custody and control and the Company maintains all credit risk on those accounts.

Under the agreement with ABN, the Company can borrow up to approximately $1.3 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 1.84% per annum at September 30, 2012. As of September 30, 2012 and June 30, 2012, $53,334 and $197,039 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of September 30, 2012 was approximately 5%. As of September 30, 2012 and June 30, 2012, $197,086 and $256,636 was due to Credit Cooperatif, respectively, that relate to funds paid to the Company not yet returned to the factor.

Note 5 — Stockholders’ Equity

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The total amount of shares subject to the Plan is 1,500,000 shares. The majority of awards issued under the Plan vest immediately or over three years, and have a term of ten years. There were 84,667 shares available for grant under the Plan as of September 30, 2012. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested options activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2012	1,471,167	$1.27	1,141,666	$1.27	329,500	$1.29
Granted	-	-	-	-	-	-
Options vesting	-	-	48,334	1.25	(48,334)	1.25
Exercised	(73,333)	1.01	(73,333)	1.01	-	-
Forfeited/Cancelled	(55,834)	1.45	(55,834)	1.45	-	-
Outstanding at September 30, 2012	1,342,000	$1.28	1,060,833	$1.28	281,166	$1.30

There were no options granted during the three months ended September 30, 2012 and 2011.

 The weighted average remaining contractual life of all options outstanding as of September 30, 2012 was 7.14 years. The remaining contractual life for options vested and exercisable at September 30, 2012 was 6.65 years. Furthermore, the aggregate intrinsic value of all options outstanding as of September 30, 2012 was $186,520, and the aggregate intrinsic value of options vested and exercisable at September 30, 2012 was $166,290, in each case based on the fair value of the Company’s common stock on September 30, 2012. The total fair value of options vested during the three months ended September 30, 2012 was $42,172 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of September 30, 2012, the amount of unvested compensation related to these options was $339,765 which will be recorded as an expense in future periods as the options vest.

On July 20, 2012, a former employee exercised options to purchase 73,333 shares of the Company’s common stock on a cashless basis.  The Company issued 17,844 shares of common stock as a result of the exercise.

Additional information regarding stock options outstanding and exercisable as of September 30, 2012 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$1.00	352,000	6.66	352,000
1.02	289,000	7.83	216,750
1.30	263,000	9.43	65,750
1.50	385,000	5.31	385,000
2.65	25,000	8.69	25,000
3.00	15,000	8.29	8,750
3.05	10,000	8.37	5,833
3.65	3,000	8.48	1,750
Total	1,342,000		1,060,833

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2012	2,576,182	$2.06
Granted	-	-
Exercised	-	-
Expired	(200,009)	2.00
Outstanding, September 30, 2012	2,376,173	$2.06
Exercisable, June 30, 2012	2,576,182	$2.06
Exercisable, September 30, 2012	2,376,173	$2.06

The intrinsic value for all warrants outstanding as of September 30, 2012 was $24,000, based on the fair value of the Company’s common stock on September 30, 2012.

Additional information regarding warrants outstanding and exercisable as of September 30, 2012 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	9.23	150,000
1.25	150,000	2.10	150,000
1.75	333,331	2.14	333,331
2.00	1,081,175	1.08	1,081,175
2.25	266,667	2.22	266,667
3.00	390,000	1.38	390,000
3.50	2,500	3.75	2,500
4.00	2,500	3.75	2,500
Total	2,376,173		2,376,173

Note 6 — Geographical Information

As of September 30, 2012, the Company had two reportable diverse geographical concentrations:  US Operations and TAAG, which operates in France.  Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Three Months Ended September 30, 2012
	US Operations	TAAG (France)

Revenue	$7,103,159	$2,438,840
Cost of revenue	5,837,189	1,547,966
Selling, general and administrative expenses	1,122,847	867,863
Depreciation and amortization	94,276	92,382
Income (loss) from operations	$48,847	$(69,371)

	As of September 30, 2012		As of June 30, 2012
	US Operations	TAAG (France)	US Operations	TAAG (France)

Current assets	$6,099,714	$2,665,038	$7,765,816	$2,635,878
Property and equipment, net	289,509	915,436	300,831	993,686
Intangible assets, net and goodwill	1,076	-	65,510	-
Other non-current assets	16,770	221,896	27,155	217,047
Total assets	$6,407,069	$3,802,370	$8,159,309	$3,846,611

Current liabilities	$5,656,251	$4,318,277	$7,468,482	$4,105,377
Long term liabilities	-	708,983	-	866,625
Total liabilities	$5,656,251	$5,027,260	$7,468,482	$4,972,002

Note 7 — Subsequent Events

On October 15, 2012, the Company granted to two employees options to purchase an aggregate of 53,898 shares of the Company’s common stock at an exercise price of $1.07 per share.  33,898 options vested immediately, and 20,000 options vest quarterly over a three year period.  All of the options expire on October 15, 2022.  The fair value of the options, pursuant to the Black-Scholes pricing model is approximately $40,000, and approximately $3,000 is to be charged to stock-based compensation expense for the three months ended December 31, 2012.

On October 17, 2012, the Company purchased a customer list for 182,244 shares of common stock valued at approximately $200,000, and an earn out of up to 6.5% of revenue derived from the customer list over a two year period.  The customer list will be amortized over an estimated useful life of 2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

In this document, Derycz Scientific, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” or the “Company”.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our June 30, 2012 Annual Report on Form 10-K.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

	Three Months Ended
	September 30,
	2012	2011

Revenue	$9,541,999	$9,861,219
Cost of revenue	7,385,155	8,388,742
Gross profit	2,156,844	1,472,477

Operating expenses:
Selling, general and administrative	1,948,538	2,724,544
Stock-based compensation expense	42,172	(97,100)
Depreciation and amortization	186,658	486,001
Total operating expenses	2,177,368	3,113,445

Loss from operations	(20,524)	(1,640,968)

Gain on sale of fixed assets	6,879	-
Interest expense	(36,837)	(51,694)
Other income (expense)	(2,958)	1,097
Loss before provision for income taxes	(53,440)	(1,691,565)
Provision for income tax	(593)	-

Net loss	(54,033)	(1,691,565)
Other comprehensive income (loss):
Foreign currency translation	(27,647)	19,603
Comprehensive loss	$(81,680)	$(1,671,962)

Net loss per share:
Basic and diluted	$0.00	$(0.10)

Weighted average shares outstanding:
Basic and diluted	17,083,596	16,977,178

Revenue

	Three Months Ended September 30,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Revenue:
US operations	$7,103,159	$6,806,885	$296,274	4.4%
TAAG (France)	2,438,840	3,054,334	(615,494)	(20.2)%
Total revenue	$9,541,999	$9,861,219	$(319,220)	(3.2)%

Revenue from US operations increased $296,274 or 4.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to the acquisition of new customers. We expect revenue from US operations to continue to increase during the 2013 fiscal year.

Revenue from TAAG decreased $615,794 or 20.2%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to disappointing sales efforts and general financial uncertainty in Europe.  The Company has replaced the local management of TAAG as part of our overall strategy for improving revenue, operations, and profitability; however, there is no assurance that such results will be achieved, or that revenue will continue to decrease.

Cost of Revenue

	Three Months Ended September 30,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Cost of Revenue:
US operations	$5,837,189	$6,420,410	$(583,221)	(9.1)%
TAAG (France)	1,547,966	1,968,332	(420,366)	(21.4)%
Total cost of revenue	$7,385,155	$8,388,742	$(1,003,587)	(12.0)%
As a percentage of revenue:
US operations	82.2%	94.3%	(12.1)%
TAAG (France)	63.5%	64.4%	(1.0)%
Total	77.4%	85.1%	(7.7)%

Cost of revenue as a percentage of revenue from US operations decreased 12.1%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to reductions in production expenses and decreased payments to publishers.

Cost of revenue as a percentage of revenue from TAAG decreased 1%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to reductions in production expenses.

Gross Profit

	Three Months Ended September 30,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Gross Profit:
US operations	$1,265,970	$386,476	$879,494	227.6%
TAAG (France)	890,874	1,086,001	(195,127)	(18.0)%
Total gross profit	$2,156,844	$1,472,477	$684,367	46.5%
As a percentage of revenue:
US operations	17.8%	5.7%	12.1%
TAAG (France)	36.5%	35.6%	1.0%
Total	22.6%	14.9%	7.7%

Gross profit as a percentage of revenue increased 7.7%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to reductions in production expenses and decreased payments to publishers.

Operating Expenses

	Three Months Ended September 30,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Operating Expenses:
US Operations:
Selling, general and administrative	$1,080,675	$1,591,263	$(510,588)	(32.1)%
Depreciation and amortization	94,276	79,895	14,381	18.0%
Stock-based compensation expense	42,172	(97,100)	139,272	(143.4)%
Total US operations	1,217,123	1,574,058	(356,935)	(22.7)%

TAAG (France):
Selling, general and administrative	867,863	1,133,281	(265,418)	(23.4)%
Depreciation and amortization	92,382	406,106	(313,724)	(77.3)%
Total TAAG (France) operations	960,245	1,539,387	(579,142)	(37.6)%
Total operating expenses	$2,177,368	$3,113,445	$(936,077)	(30.1)%

Selling, General and Administrative

Selling, general and administrative expenses from US operations decreased $510,588 or 32.1%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to reductions in compensation and professional service fees.

Selling, general and administrative expenses from TAAG decreased $265,418 or 23.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to reductions in compensation.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2012, amounted to $199,602 with $12,944 recorded under cost of revenue.

The amounts recorded for US operations consist mostly of amortization of customer lists. We expect depreciation expense for US operations to remain at current levels during the 2013 fiscal year.

The amounts recorded for TAAG consist mostly of depreciation on printing equipment. We expect depreciation expense for TAAG to remain at current levels during the 2013 fiscal year.

Interest Expense

Interest expense was $36,837 for the three months ended September 30, 2012, compared to $51,694 for the three months ended September 30, 2011, a decrease of $14,857. The decrease was primarily attributable to the decreased borrowing on the credit line for US operations with Silicon Valley Bank which provides a $4 million revolving line of credit secured by all of the assets of the Company, excluding TAAG’s assets.  We expect interest expense to remain at current levels during the 2013 fiscal year.

Net Income (Loss)

	Three Months Ended September 30,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Net Income (Loss):
US Operations	$42,943	$(1,210,003)	$1,252,946	103.5%
TAAG (France)	(96,976)	(481,562)	384,586	79.9%
Total net loss	$(54,033)	$(1,691,565)	$1,637,532	96.8%

Net income from US operations increased $1,252,946 or 103.5%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to increased gross profit and decreased selling, general and administrative expenses as described above.

The net loss from TAAG decreased $384,586 or 79.9%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to increased gross profit and decreased selling, general and administrative expenses as described above.

Liquidity and Capital Resources

	Three Months Ended September 30,
Consolidated Statements of Cash Flow Data:	2012	2011
Net cash provided by in operating activities	$41,748	$821,602
Net cash used in investing activities	$(19,106)	$(58,516)
Net cash used in financing activities	$(950,925)	$(670,033)

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $10,350,000, of which $5,250,000 was raised in the fiscal year ended June 30, 2011.

As of September 30, 2012, we had cash and cash equivalents of $2,175,437 compared to $3,150,978 as of June 30, 2012, a decrease of $975,541. This decrease is primarily attributable to a decrease in accounts payable and accrued expenses of $796,201, an increase of prepaid expenses of $179,502, and payments under the line of credit of $750,000, partially offset by a decrease in accounts receivable of $291,156.

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

TAAG (France)

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the three months ended September 30, 2012, TAAG incurred a net loss from operations of $69,371, and at September 30, 2012, had a working capital deficiency of $1,653,239. In addition, approximately $800,000 of payroll and VAT taxes were delinquent at September 30, 2012. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG seems to have stabilized in early 2012, however, continuing net losses have been incurred.  Our overall strategy is to improve TAAG’s revenue, operations, and profitability.  As a result, we have performed, and continue to perform, financial and operational analysis on TAAG.  We have replaced all executive and accounting management at TAAG and hired a new executive manager and engaged a professional accounting services firm to ensure these improvements, however, there is no assurance that such results will be achieved.  In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of the property lease which is ultimately guaranteed by Derycz Scientific, Inc. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG.

Operating Activities

Our net cash provided by operating activities was $41,748 for the three months ended September 30, 2012 and resulted primarily from a decrease in accounts receivable of $291,156, non-cash depreciation and amortization of $199,602, and a decrease in due from factor of $143,705, partially offset by a decrease in accounts payable and accrued expenses of $796,201 as well as the net loss of $54,033 for the period.

Our net cash used in operating activities was $821,602 for the three months ended September 30, 2011 and resulted primarily from a decrease in accounts payable and accrued expenses of $1,386,378, a decrease in prepaid royalties of $524,291, and non-cash depreciation and amortization of $505,108, partially offset by an increase in accounts receivable of $163,790 as well as the net loss of $1,691,565 for the period.

Investing Activities

Our net cash used in investing activities was $19,106 for the three months ended September 30, 2012 and resulted primarily from the purchase of property and equipment.

Our net cash provided by investing activities was $58,516 for the three months ended September 30, 2011 and resulted primarily from the purchase of intangible assets and property and equipment.

Financing Activities

Our net cash used in financing activities was $950,925 for the three months ended September 30, 2012 and resulted primarily from payments under the line of credit of $750,000 and payment of capital lease obligations of $132,835.

Our net cash used in financing activities was $670,033 for the three months ended September 30, 2011 and resulted primarily from payments under the line of credit of $354,225 and payment of capital lease obligations of $258,196.

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  The SVB line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect.  The interest rate on the line of credit was 6.5% as of September 30, 2012.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of September 30, 2012.  The balance outstanding as of September 30, 2012, and June 30, 2012 was $250,000 and $1,000,000, respectively.  As of September 30, 2012, approximately $1,825,000 of available credit was unused under the line of credit.

The Company, through TAAG, has factoring agreements with ABN Amro (“ABN”) and Credit Cooperatif for working capital and credit administration purposes.  Under the agreements, the factors purchase trade accounts receivable assigned to them by the Company.  The accounts are sold (with recourse) at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in the Company's custody and control and the Company maintains all credit risk on those accounts.

Under the agreement with ABN, the Company can borrow up to approximately $1.3 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 1.84% per annum at September 30, 2012. As of September 30, 2012 and June 30, 2012, $53,334 and $197,039 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of September 30, 2012 was approximately 5%. As of September 30, 2012 and June 30, 2012, $197,086 and $256,636 was due to Credit Cooperatif, respectively, that relate to funds paid to the Company not yet returned to the factor.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: November 13, 2012		Chief Executive Officer

	By:	/s/ Alan Urban

Alan Urban
Date: November 13, 2012		Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

**	Furnished herewith

