Form 10-Q
period 2012-12-31
Derycz Scientific Inc
filed 2013-02-14
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 2, 2013
Common Stock, $0.001 par value	17,269,525

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2012	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,898,285	$3,150,978
Accounts receivable:
Trade receivables, net of allowance of $194,353 and $163,455 , respectively	8,872,733	6,099,471
Due from factor	260,643	197,039
Inventory	351,923	363,641
Prepaid expenses	747,783	157,139
Prepaid royalties	401,560	415,339
Other current assets	4,034	18,084
Total current assets	13,536,961	10,401,691

Property and equipment, net of accumulated depreciation of $1,633,942 and $1,369,782 , respectively	1,123,800	1,294,517
Intangible Assets, net of accumulated amortization of $267,126 and $189,783 , respectively	143,075	65,510
Deposits and other assets	261,165	244,202
Total assets	$15,065,001	$12,005,920

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$13,231,979	$9,554,754
Capital lease obligation, current	614,397	640,116
Notes payable, current	44,938	53,452
Due to factor	247,776	256,636
Line of credit	100,000	1,000,000
Deferred revenue	326,375	68,901
Total current liabilities	14,565,465	11,573,859

Notes payable, long term	33,703	53,452
Capital lease obligation, long term	576,047	813,173
Total liabilities	15,175,215	12,440,484

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,269,525 and 17,069,437 shares issued and outstanding, respectively	17,269	17,069
Accumulated other comprehensive income (loss)	(4,596)	60,654
Additional paid-in capital	13,936,987	13,671,873
Accumulated deficit	(14,059,874)	(14,184,160)
Total stockholders’ deficiency	(110,214)	(434,564)
Total liabilities and stockholders’ deficiency	$15,065,001	$12,005,920

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Revenue	$13,982,098	$12,089,519	$23,524,097	$21,950,738
Cost of revenue	11,223,397	10,310,259	18,608,552	18,699,001
Gross profit	2,758,701	1,779,260	4,915,545	3,251,737

Operating expenses:
Selling, general and administrative	2,414,701	3,003,386	4,405,411	5,630,831
Depreciation and amortization	134,914	480,094	321,572	966,095
Total operating expenses	2,549,615	3,483,480	4,726,983	6,596,926

Income (loss) from operations	209,086	(1,704,220)	188,562	(3,345,189)

Gain on sale of fixed assets	-	-	6,879	-
Interest expense	(22,723)	(71,319)	(59,560)	(123,013)
Other income (expense)	(6,956)	17,773	(9,914)	18,870
Income (loss) before provision for income taxes	179,407	(1,757,766)	125,967	(3,449,332)
Provision for income taxes	(1,088)	(19,629)	(1,681)	(19,629)

Net income (loss)	178,319	(1,777,395)	124,286	(3,468,961)
Other comprehensive income (loss):
Foreign currency translation	(37,603)	14,337	(65,250)	33,940
Comprehensive income (loss)	$140,716	$(1,763,058)	$59,036	$(3,435,021)

Net income (loss) per share:
Basic	$0.01	$(0.10)	$0.01	$(0.20)
Diluted	$0.01	$(0.10)	$0.01	$(0.20)

Weighted average shares outstanding:
Basic	17,208,117	17,069,437	17,145,856	17,022,467
Diluted	17,208,117	17,069,437	17,175,663	17,022,467

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficiency

For the Six Months Ended December 31, 2012

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficiency

Balance, July 1, 2012	17,069,437	$17,069	$13,671,873	$(14,184,160)	$60,654	$(434,564)

Fair value of options issued to employees	-	-	110,406	-	-	110,406

Common shares issued upon exercise of stock options	17,844	18	(18)	-	-	-

Common shares issued for customer list	182,244	182	154,726	-	-	154,908

Net income for the period	-	-	-	124,286	-	124,286

Foreign currency translation	-	-	-	-	(65,250)	(65,250)

Balance, December 31, 2012	17,269,525	$17,269	$13,936,987	$(14,059,874)	$(4,596)	$(110,214)

See notes to condensed consolidated financial statements

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended
	December 31,
	2012	2011

Cash flow from operating activities:
Net income (loss)	$124,286	$(3,468,961)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	343,815	1,004,565
Fair value of vested stock options	110,406	84,438
Fair value of warrants issued for services, net of adjustment	-	(237,126)
Fair value of warrant extensions	-	264,714
Gain on sale of fixed assets	(6,879)	-

Changes in operating assets and liabilities:
Accounts receivable	(2,773,262)	(785,273)
Inventory	11,718	167,985
Due from factor	(63,604)	272,186
Prepaid expenses	(590,644)	61,394
Prepaid royalties	13,779	786,449
Deposits and other assets	(2,913)	60,706
Accounts payable and accrued expenses	3,677,225	3,492,110
Deferred revenue and other current liabilities	257,474	94,000
Net cash provided by operating activities	1,101,401	1,797,187

Cash flow from investing activities:
Purchase of property and equipment	(61,810)	(44,607)
Purchase of intangible assets	-	(161,140)
Proceeds from sale of fixed asset	16,357	-
Net cash used in investing activities	(45,453)	(205,747)

Cash flow from financing activities:
Payments to factor	(8,860)	-
Payment of notes payable	(28,263)	(42,249)
Payment of capital lease obligation	(262,845)	(484,835)
Payment of related parties	-	(67,383)
Repayments under line of credit	(900,000)	(661,769)
Net cash used in financing activities	(1,199,968)	(1,256,236)
Effect of exchange rate changes	(108,673)	138,197
Net increase (decrease) in cash and cash equivalents	(252,693)	473,401
Cash and cash equivalents, beginning of period	3,150,978	2,868,260
Cash and cash equivalents, end of period	$2,898,285	$3,341,661

(continued)

Derycz Scientific, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months ended
	December 31,
	2012	2011

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,681	$19,629
Cash paid for interest	$59,560	$123,014

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of customer list through issuance of common shares	$154,908	$-

See notes to condensed consolidated financial statements

DERYCZ SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended December 31, 2012 and 2011 (Unaudited)

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

Liquidity

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2012, the Company had negative working capital of $1,028,504 and shareholders’ deficiency of $110,214. However, for the six months ended December 31, 2012, the Company recorded a net income of $124,286 and cash provided by operating activities was $1,101,401 during this period. We may be unable to sustain or increase our profitability on a quarterly or annual basis and we may incur losses in future periods. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

US Operations (Reprints)

The Company believes that its current cash resources and cash flow from US operations will be sufficient to sustain current US operations for the next twelve months. The Company expects to continue to produce cash from US operating activities; however, there are no assurances that such results will be achieved.

TAAG (France)

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the six months ended December 31, 2012, TAAG incurred a loss from operations of $270,253, and at December 31, 2012, had a working capital deficiency of $1,941,035. In addition, approximately $700,000 of payroll and VAT taxes were delinquent at December 31, 2012. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG seems to have stabilized in early 2012, however, continuing net losses have been incurred.  Our overall strategy is to improve TAAG’s revenue, operations, and profitability.  As a result, we have performed, and continue to perform, financial and operational analysis on TAAG.  We have replaced all executive and accounting management at TAAG and hired a new executive manager and engaged a professional accounting services firm to ensure these improvements are implemented, however, there is no assurance that such results will be achieved.  In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of the property lease which is ultimately guaranteed by Derycz Scientific, Inc. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG.

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

Cash denominated in Euros with a US Dollar equivalent of $462,194 and $763,462 at December 31, 2012 and June 30, 2012, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes accounts receivable concentrations:

	As of December 31, 2012	As of June 30, 2012

Customer A	34%	18%

The following table summarizes revenue concentrations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Customer A	23%	21%	16%	13%

The following table summarizes content cost concentrations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Vendor A	30%	*	22%	*
Vendor B	26%	18%	22%	16%
Vendor C	*	13%	*	16%

* Less than 10%

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented with a net loss because all warrants and stock options outstanding are anti-dilutive.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share as they would be anti-dilutive because the Company had net losses for the period below:

As of December 31,
Potentially Dilutive Securities	2011
Warrants	2,576,182
Stock options	1,464,000
4,040,182

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

Note 3 — Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  On February 8, 2012, the Company entered into an Amendment to the Loan and Security Agreement pursuant to which SVB waived our failure to comply with the minimum tangible net worth financial covenant set forth in the Loan Agreement for the compliance period ended December 31, 2011, the parties agreed to amend the minimum tangible net worth required for various periods in calendar year 2012, and the parties agreed that the principal amount outstanding under the revolving line shall accrue interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of December 31, 2012.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of December 31, 2012.  The balance outstanding as of December 31, 2012, and June 30, 2012 was $100,000 and $1,000,000, respectively.  As of December 31, 2012 and June 30, 2012, approximately $3,700,000 and $1,875,000, respectively, of available credit was unused under the line of credit.

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

Under the agreement with ABN, the Company can borrow up to approximately $1.3 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 1.69% per annum at December 31, 2012. As of December 31, 2012 and June 30, 2012, $260,643 and $197,039 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of December 31, 2012 was approximately 5%. As of December 31, 2012 and June 30, 2012, $247,776 and $256,636 was due to Credit Cooperatif, respectively, that relate to funds paid to the Company not yet returned to the factor.

Note 5 — Stockholders’ Equity

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”) as approved by our Board of Directors and stockholders. On November 15, 2012, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 1,500,000 to 3,000,000, as approved by our Board of Directors and stockholders. The majority of awards issued under the Plan vest immediately or over three years, and have a term of ten years. There were 1,555,769 shares available for grant under the Plan as of December 31, 2012. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested options activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2012	1,471,167	$1.27	1,141,666	$1.27	329,500	$1.29
Granted	53,898	1.07	35,565	1.07	18,333	1.07
Options vesting	-	-	96,667	1.25	(96,667)	1.25
Exercised	(73,333)	1.01	(73,333)	1.01	-	-
Forfeited/Cancelled	(80,834)	1.82	(80,834)	1.82	-	-
Outstanding at December 31, 2012	1,370,898	$1.25	1,119,731	$1.24	251,166	$1.30

 The weighted average remaining contractual life of all options outstanding as of December 31, 2012 was 6.97 years. The weighted average remaining contractual life for options vested and exercisable at December 31, 2012 was 6.55 years. Furthermore, there was no intrinsic value for all options outstanding as of December 31, 2012, or for options vested and exercisable at December 31, 2012, in each case based on the fair value of the Company’s common stock on December 31, 2012. The total fair value of options vested during the six months ended December 31, 2012 was $110,406 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of December 31, 2012, the amount of unvested compensation related to these options was $239,529 which will be recorded as an expense in future periods as the options vest.

On July 20, 2012, a former employee exercised options to purchase 73,333 shares of the Company’s common stock on a cashless basis.  The Company issued 17,844 shares of common stock as a result of the exercise.

Additional information regarding stock options outstanding and exercisable as of December 31, 2012 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$1.00	352,000	6.41	352,000
1.02	289,000	7.58	240,833
1.07	53,898	9.79	35,565
1.30	263,000	9.18	87,667
1.50	385,000	5.06	385,000
3.00	15,000	8.04	10,000
3.05	10,000	8.12	6,666
3.65	3,000	8.22	2,000
Total	1,370,898		1,119,731

Warrants

The following table summarizes warrant activity:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, June 30, 2012	2,576,182	$2.06
Granted	-	-
Exercised	-	-
Expired	(200,009)	2.00
Outstanding, December 31, 2012	2,376,173	$2.06
Exercisable, June 30, 2012	2,576,182	$2.06
Exercisable, December 31, 2012	2,376,173	$2.06

There was no intrinsic value for all warrants outstanding as of December 31, 2012, based on the fair value of the Company’s common stock on December 31, 2012.

Additional information regarding warrants outstanding and exercisable as of December 31, 2012 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	8.98	150,000
1.25	150,000	1.85	150,000
1.75	333,331	1.89	333,331
2.00	1,081,175	0.83	1,081,175
2.25	266,667	1.97	266,667
3.00	390,000	1.12	390,000
3.50	2,500	3.50	2,500
4.00	2,500	3.50	2,500
Total	2,376,173		2,376,173

Shares Issued for Customer List

On November 1, 2012, the Company purchased a customer list for 182,244 shares of common stock valued at approximately $200,000, and an earnout of up to 6.5% of revenue derived from the customer list over a two year period.  The customer list will be amortized over an estimated useful life of 2 years.

Note 6 — Geographical Information

As of December 31, 2012, the Company had two reportable diverse geographical concentrations:  US Operations and TAAG, which operates in France.  Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Three Months Ended December 31, 2012		Six Months Ended December 31, 2012
	US Operations	TAAG (France)	US Operations	TAAG (France)

Revenue	$11,544,064	$2,438,034	$18,647,223	$4,876,874
Cost of revenue	9,848,155	1,375,242	15,685,344	2,923,208
Selling, general and administrative expenses	1,242,750	1,171,951	2,365,597	2,039,814
Depreciation and amortization	43,191	91,723	137,467	184,105
Income (loss) from operations	$409,968	$(200,882)	$458,815	$(270,253)

	As of December 31, 2012		As of June 30, 2012
	US Operations	TAAG (France)	US Operations	TAAG (France)

Current assets	$10,747,171	$2,789,790	$7,765,813	$2,635,878
Property and equipment, net	268,081	855,719	300,831	993,686
Intangible assets, net and goodwill	143,075	-	65,510	-
Other non-current assets	16,753	244,412	27,155	217,047
Total assets	$11,175,080	$3,889,921	$8,159,309	$3,846,611

Current liabilities	$9,834,640	$4,730,825	$7,468,482	$4,105,377
Long term liabilities	-	609,750	-	866,625
Total liabilities	$9,834,640	$5,340,575	$7,468,482	$4,972,002

Note 7 — Subsequent Events

In February 2013, the Company filed a lawsuit against the two former owners and managers of TAAG within the Commercial Court of Evry, France.  The suit alleges mismanagement by the two former owners and managers of TAAG prior to and after the Company’s acquisition of TAAG, and seeks damages of approximately $600,000.  The outcome of this pending litigation is uncertain.

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

Results of Operations

Comparison of the Three Months and Six Months Ended December 31, 2012 and 2011

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Revenue	$13,982,098	$12,089,519	$23,524,097	$21,950,738
Cost of revenue	11,223,397	10,310,259	18,608,552	18,699,001
Gross profit	2,758,701	1,779,260	4,915,545	3,251,737

Operating expenses:
Selling, general and administrative	2,346,467	2,794,259	4,295,005	5,518,804
Stock-based compensation expense	68,234	209,127	110,406	112,027
Depreciation and amortization	134,914	480,094	321,572	966,095
Total operating expenses	2,549,615	3,483,480	4,726,983	6,596,926

Income (loss) from operations	209,086	(1,704,220)	188,562	(3,345,189)

Gain on sale of fixed assets	-	-	6,879	-
Interest expense	(22,723)	(71,319)	(59,560)	(123,013)
Other income (expense)	(6,956)	17,773	(9,914)	18,870
Income (loss) before provision for income taxes	179,407	(1,757,766)	125,967	(3,449,332)
Provision for income taxes	(1,088)	(19,629)	(1,681)	(19,629)

Net income (loss)	178,319	(1,777,395)	124,286	(3,468,961)
Other comprehensive income (loss):
Foreign currency translation	(37,603)	14,337	(65,250)	33,940
Comprehensive income (loss)	$140,716	$(1,763,058)	$59,036	$(3,435,021)

Net income (loss) per share:
Basic	$0.01	$(0.10)	$0.01	$(0.20)
Diluted	$0.01	$(0.10)	$0.01	$(0.20)

Weighted average shares outstanding:
Basic	17,208,117	17,069,437	17,145,856	17,022,467
Diluted	17,208,117	17,069,437	17,175,663	17,022,467

Revenue

	Three Months Ended December 31,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Revenue:
US operations	$11,544,064	$8,956,996	$2,587,068	28.9%
TAAG (France)	2,438,034	3,132,523	(694,489)	(22.2)%
Total revenue	$13,982,098	$12,089,519	$1,892,579	15.7%

	Six Months Ended December 31,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Revenue:
US operations	$18,647,223	$15,763,881	$2,883,342	18.3%
TAAG (France)	4,876,874	6,186,857	(1,309,983)	(21.2)%
Total revenue	$23,524,097	$21,950,738	$1,573,359	7.2%

Revenue from US operations increased $2,587,068 or 28.9%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011, and $2,883,342, or 18.3%, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. In both periods, the increase was primarily due to increased orders from current customers and the acquisition of new customers. We expect revenue from US operations to continue to increase during the 2013 fiscal year.

Revenue from TAAG decreased $694,489 or 22.2%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011, and $1,309,983, or 21.2%, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. In both periods, the decrease was primarily due to disappointing sales efforts and general financial uncertainty in Europe.  The Company has replaced the local management of TAAG as part of our overall strategy for improving revenue, operations, and profitability; however, there is no assurance that such results will be achieved, or that revenue will continue to decrease.

Cost of Revenue

	Three Months Ended December 31,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Cost of Revenue:
US operations	$9,848,155	$8,610,137	$1,238,018	14.4%
TAAG (France)	1,375,242	1,700,122	(324,880)	(19.1)%
Total cost of revenue	$11,223,397	$10,310,259	$913,138	8.9%

As a percentage of revenue:
US operations	85.3%	96.1%	(10.8)%
TAAG (France)	56.4%	54.3%	2.1%
Total	80.3%	85.3%	(5.0)%

	Six Months Ended December 31,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Cost of Revenue:
US operations	$15,685,344	$15,030,546	$654,798	4.4%
TAAG (France)	2,923,208	3,668,455	(745,247)	(20.3)%
Total cost of revenue	$18,608,552	$18,699,001	$(90,449)	(0.5)%

As a percentage of revenue:
US operations	84.1%	95.3%	(11.2)%
TAAG (France)	59.9%	59.3%	0.6%
Total	79.1%	85.2%	(6.1)%

Cost of revenue as a percentage of revenue from US operations decreased 10.8%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011, and 11.2%, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. In both periods, the decrease was primarily due to reductions in production expenses and decreased payments to publishers.

Cost of revenue as a percentage of revenue from TAAG increased 2.1%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011, and 0.6%, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. In both periods, the variance was primarily due to production expenses.

Gross Profit

	Three Months Ended December 31,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Gross Profit:
US operations	$1,695,909	$346,859	$1,349,050	388.9%
TAAG (France)	1,062,792	1,432,401	(369,609)	(25.8)%
Total gross profit	$2,758,701	$1,779,260	$979,441	55.0%

As a percentage of revenue:
US operations	14.7%	3.9%	10.8%
TAAG (France)	43.6%	45.7%	(2.1)%
Total	19.7%	14.7%	5.0%

	Six Months Ended December 31,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Gross Profit:
US operations	$2,961,879	$733,335	$2,228,544	303.9%
TAAG (France)	1,953,666	2,518,402	(564,736)	(22.4)%
Total gross profit	$4,915,545	$3,251,737	$1,663,808	51.2%

As a percentage of revenue:
US operations	15.9%	4.7%	11.2%
TAAG (France)	40.1%	40.7%	(0.6)%
Total	20.9%	14.8%	6.1%

Operating Expenses

	Three Months Ended December 31,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Operating Expenses:
US Operations:
Selling, general and administrative	$1,174,516	$1,630,907	$(456,391)	(28.0)%
Depreciation and amortization	43,191	88,550	(45,359)	(51.2)%
Stock-based compensation expense	68,234	209,127	(140,893)	(67.4)%
Total US operations	1,285,941	1,928,584	(642,643)	(33.3)%

TAAG (France):
Selling, general and administrative	1,171,951	1,163,352	8,599	0.7%
Depreciation and amortization	91,723	391,544	(299,821)	(76.6)%
Total TAAG (France) operations	1,263,674	1,554,896	(291,222)	(18.7)%
Total operating expenses	$2,549,615	$3,483,480	$(933,865)	(26.8)%

	Six Months Ended December 31,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Operating Expenses:
US Operations:
Selling, general and administrative	$2,255,191	$3,222,171	$(966,980)	(30.0)%
Depreciation and amortization	137,467	168,445	(30,978)	(18.4)%
Stock-based compensation expense	110,406	112,027	(1,621)	(1.4)%
Total US operations	2,503,064	3,502,643	(999,579)	(28.5)%

TAAG (France):
Selling, general and administrative	2,039,814	2,296,633	(256,819)	(11.2)%
Depreciation and amortization	184,105	797,650	(613,545)	(76.9)%
Total TAAG (France) operations	2,223,919	3,094,283	(870,364)	(28.1)%
Total operating expenses	$4,726,983	$6,596,926	$(1,869,943)	(28.3)%

Selling, General and Administrative

Selling, general and administrative expenses from US operations decreased $456,391 or 28%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011, and $966,980 or 30%, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. In both periods, the decrease was primarily due to reductions in compensation and professional service fees.

Selling, general and administrative expenses from TAAG decreased $256,819 or 11.2%, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011 primarily due to reductions in compensation.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended December 31, 2012, amounted to $144,212 and $343,815, respectively, with $9,298 and $22,242 recorded under cost of revenue in the same respective periods.

The amounts recorded for US operations are split between depreciation and amortization of customer lists. We expect depreciation and amortization expense for US operations to remain at current levels during the 2013 fiscal year.

The amounts recorded for TAAG consist mostly of depreciation on printing equipment. We expect depreciation expense for TAAG to remain at current levels during the 2013 fiscal year.

Interest Expense

Interest expense was $59,560 for the six months ended December 31, 2012, compared to $123,013 for the six months ended December 31, 2011, a decrease of $63,453. The decrease was primarily attributable to the decreased borrowing on the credit line for US operations with Silicon Valley Bank which provides a $4 million revolving line of credit secured by all of the assets of the Company, excluding TAAG’s assets. The majority of interest expense is from capital leases of printing equipment at TAAG. We expect interest expense to remain at current levels during the 2013 fiscal year.

Net Income (Loss)

	Three Months Ended December 31,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Net Income (Loss):
US Operations	$396,909	$(1,613,970)	$2,010,879	124.6%
TAAG (France)	(218,590)	(163,425)	(55,165)	(33.8)%
Total net loss	$178,319	$(1,777,395)	$1,955,714	110.0%

	Six Months Ended December 31,
	2012	2011	2012-2011 $ Change	2012-2011 % Change

Net Income (Loss):
US Operations	$439,852	$(2,823,974)	$3,263,826	115.6%
TAAG (France)	(315,566)	(644,987)	329,421	51.1%
Total net loss	$124,286	$(3,468,961)	$3,593,247	103.6%

Net income from US operations increased $2,010,879 or 124.6%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011, and $3,263,826 or 115.6%, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. In both periods, the increase was primarily due to increased gross profit and decreased selling, general and administrative expenses as described above.

The net loss from TAAG increased $55,165 or 33.8%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011, primarily due to decreased gross profit as described above. The net loss from TAAG decreased $329,421 or 51.1%, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011, primarily due to decreased operating expenses as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
Consolidated Statements of Cash Flow Data:	2012	2011
Net cash provided by (used) in operating activities	$1,101,401	$1,797,187
Net cash provided by (used) in investing activities	$(45,453)	$(205,747)
Net cash provided by (used) in financing activities	$(1,199,968)	$(1,256,236)

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $10,350,000, of which $5,250,000 was raised in the fiscal year ended June 30, 2011.

As of December 31, 2012, we had cash and cash equivalents of $2,898,285 compared to $3,150,978 as of June 30, 2012, a decrease of $252,693. This decrease is primarily attributable to an increase in accounts receivable of $2,773,262, an increase in prepaid expenses of $590,644, and repayments under our credit line of $900,000, partially offset by an increase in accounts payable of $3,677,225.

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

TAAG (France)

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the six months ended December 31, 2012, TAAG incurred a loss from operations of $270,253, and at December 31, 2012, had a working capital deficiency of $1,941,035. In addition, approximately $700,000 of payroll and VAT taxes were delinquent at December 31, 2012. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG seems to have stabilized in early 2012, however, continuing net losses have been incurred.  Our overall strategy is to improve TAAG’s revenue, operations, and profitability.  As a result, we have performed, and continue to perform, financial and operational analysis on TAAG.  We have replaced all executive and accounting management at TAAG and hired a new executive manager and engaged a professional accounting services firm to ensure these improvements are implemented, however, there is no assurance that such results will be achieved.  In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of the property lease which is ultimately guaranteed by Derycz Scientific, Inc. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG.

Operating Activities

Our net cash provided by operating activities was $1,101,401 for the six months ended December 31, 2012 and resulted primarily from an increase in accounts payable of $3,677,225 and non-cash depreciation and amortization of $343,815, partially offset by an increase in accounts receivable of $2,773,262 and an increase in prepaid expenses of $590,644.

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

Investing Activities

Our net cash used in investing activities was $45,453 for the six months ended December 31, 2012 and resulted primarily from the purchase of property and equipment.

Our net cash used in investing activities was $205,747 for the six months ended December 31, 2011 and resulted primarily from the purchase of intangible assets and property and equipment.

Financing Activities

Our net cash used in financing activities was $1,199,968 for the six months ended December 31, 2012 and resulted primarily from repayments under our credit line of $900,000 and payments of capital lease obligations of $262,845.

Our net cash used in financing activities was $1,256,236 for the six months ended December 31, 2011 and resulted primarily from repayments under our credit line of $661,769 and payments of capital lease obligations of $484,835.

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  The SVB line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect.  The interest rate on the line of credit was 6.5% as of December 31, 2012.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of December 31, 2012.  The balance outstanding as of December 31, 2012, and June 30, 2012 was $100,000 and $1,000,000, respectively.  As of December 31, 2012 and June 30, 2012, approximately $3,700,000 and $1,875,000, respectively, of available credit was unused under the line of credit.

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

Under the agreement with ABN, the Company can borrow up to approximately $1.3 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 1.69% per annum at December 31, 2012. As of December 31, 2012 and June 30, 2012, $260,643 and $197,039 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of December 31, 2012 was approximately 5%. As of December 31, 2012 and June 30, 2012, $247,776 and $256,636 was due to Credit Cooperatif, respectively, that relate to funds paid to the Company not yet returned to the factor.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2012, the Company issued 182,244 shares of common stock, valued at approximately $200,000, to the owner of a customer list in connection with the Company’s purchase of such customer list.

In making the stock issuance described above without registration under the Securities Act of 1933, as amended (the “Securities Act”), the Company relied upon one or more of the exemptions from registration contained in and/or promulgated under Section 4(2) of the Securities Act as no general solicitation or advertising was used in connection with the stock issuance.

Item 6. Exhibits

See “Exhibit Index” on the page immediately following the signature page hereto for a list of exhibits filed as part of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERYCZ SCIENTIFIC, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: February 14, 2013		Chief Executive Officer

	By:	/s/ Alan Urban

Alan Urban
Date: February 14, 2013		Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

**	Furnished herewith

