Form 10-Q
period 2013-03-31
Research Solutions, Inc.
filed 2013-05-15
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-53501

RESEARCH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	11-3797644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 Balboa Blvd., Suite 202, Encino, California	91316
(Address of principal executive offices)	(Zip Code)

(310) 477-0354

(Registrant’s telephone number, including area code)

Derycz Scientific, Inc

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 3, 2013
Common Stock, $0.001 par value	16,932,604

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Research Solutions, Inc. and Subsidiaries

(Formerly Derycz Scientific, Inc. and Subsidiaries)

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,504,004	$3,150,978
Accounts receivable:
Trade receivables, net of allowance of $188,594 and $163,455, respectively	5,270,718	6,099,471
Due from factor	328,530	197,039
Inventory	273,304	363,641
Prepaid expenses and other current assets	316,775	175,223
Prepaid royalties	301,262	415,339
Total current assets	7,994,593	10,401,691

Property and equipment, net of accumulated depreciation of $1,386,342 and $1,369,782, respectively	961,008	1,294,517
Intangible Assets, net of accumulated amortization of $286,490 and $189,783, respectively	123,711	65,510
Deposits and other assets	250,039	244,202
Total assets	$9,329,351	$12,005,920

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$8,238,399	$9,554,754
Capital lease obligation, current	506,561	640,116
Notes payable, current	54,481	53,452
Due to factor	311,482	256,636
Line of credit	-	1,000,000
Deferred revenue	93,333	68,901
Total current liabilities	9,204,256	11,573,859

Notes payable, long term	21,792	53,452
Capital lease obligation, long term	485,807	813,173
Total liabilities	9,711,855	12,440,484

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,269,525 shares issued and 16,932,604 shares outstanding, and 17,069,437 shares issued and outstanding, respectively	17,269	17,069
Additional paid-in capital	14,094,419	13,671,873
Accumulated deficit	(14,535,308)	(14,184,160)
Treasury common stock, 336,291 and 0 shares, respectively	(337)	-
Accumulated other comprehensive income	41,453	60,654
Total stockholders’ deficiency	(382,504)	(434,564)
Total liabilities and stockholders’ deficiency	$9,329,351	$12,005,920

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

(Formerly Derycz Scientific, Inc. and Subsidiaries)

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenue	$10,646,757	$9,986,862	$34,170,854	$31,937,600
Cost of revenue	8,387,352	7,743,917	26,995,904	26,442,918
Gross profit	2,259,405	2,242,945	7,174,950	5,494,682

Operating expenses:
Selling, general and administrative	2,355,007	2,037,231	6,760,418	7,668,062
Depreciation and amortization	140,335	359,220	461,907	1,325,315
Impairment loss related to the acquisition of TAAG	-	1,602,638	-	1,602,638
Impairment loss on intangible assets related to intellectual property licenses	-	688,138	-	688,138
Loss on facility sublease	233,015	-	233,015	-
Total operating expenses	2,728,357	4,687,227	7,455,340	11,284,153

Loss from operations	(468,952)	(2,444,282)	(280,390)	(5,789,471)

Gain on sale of fixed assets	10,130	-	17,009	-
Interest expense	(16,946)	(38,457)	(76,506)	(161,470)
Other income (expense)	(8,142)	3,721	(18,056)	22,591
Loss before provision for income taxes	(483,910)	(2,479,018)	(357,943)	(5,928,350)
Income tax benefit	8,476	350,000	6,795	330,371

Net loss	(475,434)	(2,129,018)	(351,148)	(5,597,979)
Other comprehensive income (loss):
Foreign currency translation	46,049	(9,745)	(19,201)	24,195
Comprehensive loss	$(429,385)	$(2,138,763)	$(370,349)	$(5,573,784)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.12)	$(0.02)	$(0.33)

Weighted average shares outstanding:
Basic and diluted	17,254,551	17,069,437	17,181,559	17,038,010

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

(Formerly Derycz Scientific, Inc. and Subsidiaries)

Condensed Consolidated Statement of Stockholders' Deficiency

For the Nine Months Ended March 31, 2013

(Unaudited)

	Common Stock		Additional Paid- in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Deficiency

Balance, July 1, 2012	17,069,437	$17,069	$13,671,873	$(14,184,160)	$-	$60,654	$(434,564)

Fair value of vested stock options	-	-	267,501	-	-	-	267,501

Common shares issued upon exercise of stock options	17,844	18	(18)	-	-	-	-

Common shares issued for customer list	182,244	182	154,726	-	-	-	154,908

Treasury common shares		-	337	-	(337)	-	-

Net income for the period	-	-	-	(351,148)	-	-	(351,148)

Foreign currency translation	-	-	-	-	-	(19,201)	(19,201)

Balance, March 31, 2013	17,269,525	$17,269	$14,094,419	$(14,535,308)	$(337)	$41,453	$(382,504)

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

(Formerly Derycz Scientific, Inc. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended
	March 31,
	2013	2012

Cash flow from operating activities:
Net loss	$(351,148)	$(5,597,979)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	488,883	1,378,984
Fair value of vested stock options	267,501	129,318
Fair value of warrants issued for services, net of adjustment	-	(237,126)
Fair value of warrant extensions	-	264,714
Gain on sale of fixed assets	(17,009)	-
Impairment loss related to the acquisition of TAAG	-	1,602,638
Impairment loss on intangible assets related to intellectual property licenses	-	688,138
Deferred income tax liability	-	(350,000)
Loss on facility sublease	233,015	-

Changes in operating assets and liabilities:
Accounts receivable	828,753	(293,459)
Inventory	90,337	121,847
Due from factor	(131,491)	104,436
Prepaid expenses and other current assets	(141,552)	18,948
Prepaid royalties	114,077	1,013,809
Deposits and other assets	(5,837)	48,449
Accounts payable and accrued expenses	(1,549,370)	2,395,269
Deferred revenue and other current liabilities	24,432	60,122
Net cash provided by (used in) operating activities	(149,409)	1,348,108

Cash flow from investing activities:
Purchase of property and equipment	(97,662)	(60,961)
Purchase of intangible assets	-	(188,960)
Proceeds from sale of fixed asset	76,357	-
Net cash used in investing activities	(21,305)	(249,921)

Cash flow from financing activities:
Advances (payments) to factor	54,846	10,949
Payment of notes payable	(30,631)	(38,612)
Payment of capital lease obligation	(460,921)	(611,589)
Payment of related parties	-	(71,902)
Repayments under line of credit	(1,000,000)	(86,233)
Net cash used in financing activities	(1,436,706)	(797,387)
Effect of exchange rate changes	(39,554)	76,749
Net increase (decrease) in cash and cash equivalents	(1,646,974)	377,549
Cash and cash equivalents, beginning of period	3,150,978	2,868,260
Cash and cash equivalents, end of period	$1,504,004	$3,245,809

(continued)

Research Solutions, Inc. and Subsidiaries

(Formerly Derycz Scientific, Inc. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months ended
	March 31,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$(6,795)	$19,629
Cash paid for interest	$76,506	$161,470

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of customer list through issuance of common shares	$154,908	$-

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

(FORMERLY DERYCZ SCIENTIFIC, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2013 and 2012 (Unaudited)

Note 1 — Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on November 2, 2006.  On March 4, 2013, the Company consummated a merger with DYSC Subsidiary Corporation, the Company’s wholly-owned subsidiary, pursuant to which the Company, in connection with such merger, amended its Articles of Incorporation to change its name to Research Solutions, Inc. Research Solutions is a publicly traded holding company with three wholly owned subsidiaries: Reprints Desk, Inc., a Delaware corporation (“Reprints” or “Reprints Desk”); Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico; and Techniques Appliquées aux Arts Graphiques, S.p.A. (“TAAG”), an entity organized under the laws of France.

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

Liquidity

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of March 31, 2013, the Company had negative working capital of $1,209,663 and shareholders’ deficiency of $382,504. For the nine months ended March 31, 2013, the Company recorded a net loss of $351,148 and cash used in operating activities was $149,409 during this period. We may be unable to sustain or increase our profitability on a quarterly or annual basis and we may incur losses in future periods. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

US Operations (Reprints)

The Company believes that its current cash resources and cash flow from US operations will be sufficient to sustain current US operations for the next twelve months. The Company expects to continue to produce cash from US operating activities; however, there are no assurances that such results will be achieved.

TAAG (France)

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the nine months ended March 31, 2013, TAAG incurred a loss from operations of $234,546, and at March 31, 2013, had a working capital deficiency of $1,913,284. In addition, approximately $600,000 of payroll and VAT taxes were delinquent at March 31, 2013. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG seems to have stabilized in early 2012, however, continuing net losses have been incurred.  Our overall strategy is to improve TAAG’s revenue, operations, and profitability.  As a result, we have performed, and continue to perform, financial and operational analysis on TAAG.  We have replaced all executive and accounting management at TAAG and hired a new executive manager and engaged a professional accounting services firm to ensure these improvements are implemented, however, there is no assurance that such results will be achieved.  In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of a $50,000 guarantee in favor of the landlord on the facility lease. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG.

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

Cash denominated in Euros with a US Dollar equivalent of $307,109 and $763,462 at March 31, 2013 and June 30, 2012, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes accounts receivable concentrations:

	As of March 31, 2013		As of June 30, 2012

Customer A		*	18%

The following table summarizes revenue concentrations:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013	2012

Customer A	16%			*	11%		*
Customer B		*		*	12%	12%

The following table summarizes content cost concentrations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013		2012

Vendor A	13%	23%	19%		18%
Vendor B	14%	*		*	11%
Vendor C	*	11%		*	14%

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share as they would be anti-dilutive because the Company had net losses for the period below:

	As of March 31,
Potentially Dilutive Securities	2013	2012
Warrants	2,376,173	2,576,182
Stock options	1,680,898	1,492,000
	4,057,071	4,068,182

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 — Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  On February 8, 2012, the Company entered into an Amendment to the Loan and Security Agreement pursuant to which SVB waived our failure to comply with the minimum tangible net worth financial covenant set forth in the Loan Agreement for the compliance period ended December 31, 2011, the parties agreed to amend the minimum tangible net worth required for various periods in calendar year 2012, and the parties agreed that the principal amount outstanding under the revolving line shall accrue interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of March 31, 2013.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of March 31, 2013.  The balance outstanding as of March 31, 2013, and June 30, 2012 was $0 and $1,000,000, respectively.  As of March 31, 2013 and June 30, 2012, approximately $1,930,000 and $1,875,000, respectively, of available credit was unused under the line of credit.

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

Under the agreement with ABN, the Company can borrow up to approximately $1.3 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 1.82% per annum at March 31, 2013. As of March 31, 2013 and June 30, 2012, $328,530 and $197,039 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of March 31, 2013 was approximately 5%. As of March 31, 2013 and June 30, 2012, $311,482 and $256,636 was due to Credit Cooperatif, respectively, that relate to funds paid to the Company not yet returned to the factor.

Note 5 — Stockholders’ Equity

Stock Options

On December 21, 2007, the Company established the 2007 Equity Compensation Plan (the “Plan”) as approved by our Board of Directors and stockholders. On November 15, 2012, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 1,500,000 to 3,000,000, as approved by our Board of Directors and stockholders. The majority of awards issued under the Plan vest immediately or over three years, and have a term of ten years. There were 1,245,769 shares available for grant under the Plan as of March 31, 2013. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested options activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2012	1,471,167	$1.27	1,141,666	$1.27	329,500	$1.29
Granted	363,898	1.15	183,898	1.14	180,000	1.16
Options vesting	-	-	145,000	1.25	(145,000)	1.25
Exercised	(73,333)	1.01	(73,333)	1.01	-	-
Forfeited/Cancelled	(80,834)	1.82	(80,834)	1.82	-	-
Outstanding at March 31, 2013	1,680,898	$1.23	1,316,397	$1.23	364,500	$1.25

 The weighted average remaining contractual life of all options outstanding as of March 31, 2013 was 7.31 years. The weighted average remaining contractual life for options vested and exercisable at March 31, 2013 was 6.77 years. Furthermore, the aggregate intrinsic value for all options outstanding as of March 31, 2013 was $59,937, and the aggregate intrinsic value of options vested and exercisable at March 31, 2013 was $57,410, in each case based on the fair value of the Company’s common stock on March 31, 2013. The total fair value of options vested during the nine months ended March 31, 2013 was $267,501 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of March 31, 2013, the amount of unvested compensation related to these options was $307,214 which will be recorded as an expense in future periods as the options vest.

On July 20, 2012, a former employee exercised options to purchase 73,333 shares of the Company’s common stock on a cashless basis.  The Company issued 17,844 shares of common stock as a result of the exercise.

Additional information regarding stock options outstanding and exercisable as of March 31, 2013 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$1.00	352,000	6.16	352,000
1.02	289,000	7.33	264,916
1.07	53,898	9.55	33,898
1.15	278,000	9.86	150,000
1.25	32,000	9.88	-
1.30	263,000	8.93	109,583
1.50	385,000	4.81	385,000
3.00	15,000	7.79	11,250
3.05	10,000	7.87	7,500
3.65	3,000	7.98	2,250
Total	1,680,898		1,316,397

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2012	2,576,182	$2.06
Granted	-	-
Exercised	-	-
Expired	(200,009)	2.00
Outstanding, March 31, 2013	2,376,173	$2.06
Exercisable, June 30, 2012	2,576,182	$2.06
Exercisable, March 31, 2013	2,376,173	$2.06

There was no intrinsic value for all warrants outstanding as of March 31, 2013, based on the fair value of the Company’s common stock on March 31, 2013.

Additional information regarding warrants outstanding and exercisable as of March 31, 2013 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	8.73	150,000
1.25	150,000	1.60	150,000
1.75	333,331	1.64	333,331
2.00	1,081,175	0.58	1,081,175
2.25	266,667	1.73	266,667
3.00	390,000	0.88	390,000
3.50	2,500	3.25	2,500
4.00	2,500	3.25	2,500
Total	2,376,173		2,376,173

Shares Issued for Customer List

On November 1, 2012, the Company purchased a customer list for 182,244 shares of common stock valued at approximately $200,000, and an earnout of up to 6.5% of revenue derived from the customer list over a two year period.  The customer list will be amortized over an estimated useful life of 2 years.

Treasury Stock

On March 28, 2013, the Company entered into a Settlement Agreement with Fimmotaag, S.p.A., a privately held company domiciled in France (“Fimmotaag”), and its 2 principal owners, pursuant to which Fimmotaag agreed to return to the Company the 336,921 shares of the Company’s common stock issued to Fimmotaag for the April 2011 purchase of Techniques Appliquées aux Arts Graphiques, S.p.A (“TAAG”). The 336,921 shares were held as treasury stock as of March 31, 2013 and subsequently retired and restored to authorized and unissued share in May 2013.

Note 6 — Commitments and Contingencies

Lease Commitments

On March 24, 2013, the Company entered into an agreement to sublease the printing facility in Chicago to a third party effective April 1, 2013.  The amount of the expected rental proceeds from the sublease will be less than the amount the Company is contractually obligated to pay under the lease agreement.  The Company determined that current accounting guidance on Accounting for Costs Associated with Exit or Disposal Activities requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. As such a cost of $219,591 was recorded at March 31, 2013 which represents the deficiency of the expected sub lease income over the remaining contractual rent liability.

Legal Settlement

On March 28, 2013, the Company entered into a Settlement Agreement with Fimmotaag, S.p.A., a privately held company domiciled in France (“Fimmotaag”), and its 2 principal owners (the “Settlement Agreement”), pursuant to which Fimmotaag agreed to return 336,921 shares of the Company’s common stock to the Company and to forego future payments payable to Fimmotaag by the Company pursuant to the terms of the agreement under which the Company acquired Techniques Appliquées aux Arts Graphiques, S.p.A (“TAAG”) from Fimmotaag. The 2 principal owners of Fimmotaag also agreed to pay 285,000 Euros that they personally guaranteed to TAAG’s landlord, of which TAAG will reimburse them 100,000 Euros. As a condition of the settlement, the Company placed 100,000 Euros in escrow, which will be applied to their share of the settlement, and has been recorded as a prepaid asset at March 31, 2013. The Settlement Agreement resolves the suit filed within the Commercial Court of Evry, France, by the Company in February 2013 against Fimmotaag and its 2 principal owners.  The Company recorded the shares as Treasury stock at March 31, 2013.

Note 7 — Geographical Information

As of March 31, 2013, the Company had two reportable diverse geographical concentrations:  US Operations and TAAG, which operates in France.  Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Three Months Ended March 31, 2013		Nine Months Ended March 31, 2013
	US Operations	TAAG (France)	US Operations	TAAG (France)

Revenue	$7,878,181	$2,768,576	$26,525,404	$7,645,450
Cost of revenue	6,714,629	1,672,723	22,399,973	4,595,931
Selling, general and administrative expenses	1,387,339	967,668	3,752,936	3,007,482
Depreciation and amortization	47,857	92,478	185,324	276,583
Loss on facility sublease	233,015	-	233,015	-
Income (loss) from operations	$(504,659)	$35,707	$(45,844)	$(234,546)

	As of March 31, 2013		As of June 30, 2012
	US Operations	TAAG (France)	US Operations	TAAG (France)

Current assets	$5,749,070	$2,245,523	$7,765,813	$2,635,878
Property and equipment, net	216,384	744,624	300,831	993,686
Intangible assets, net and goodwill	123,711	-	65,510	-
Other non-current assets	16,833	233,206	27,155	217,047
Total assets	$6,105,998	$3,223,353	$8,159,309	$3,846,611

Current liabilities	$5,045,449	$4,158,807	$7,468,482	$4,105,377
Long term liabilities	-	507,599	-	866,625
Total liabilities	$5,045,449	$4,666,406	$7,468,482	$4,972,002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

In this document, Research Solutions, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” or the “Company”.

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

Overview

Research Solutions, Inc. was incorporated in the State of Nevada on November 2, 2006. In November 2006 the Company entered into a Share Exchange Agreement with Reprints Desk, Inc., a Delaware corporation. At the closing of the transaction contemplated by the Share Exchange Agreement, the Company acquired all of the outstanding shares of Reprints from the shareholders of Reprints and issued 8,000,003 common shares to the former shareholders of Reprints. Following completion of the exchange transaction, Reprints became a wholly-owned subsidiary of the Company.

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

On July 24, 2012, the Company formed Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

On March 4, 2013, the Company consummated a merger with DYSC Subsidiary Corporation, the Company’s wholly-owned subsidiary, pursuant to which the Company, in connection with such merger, amended its Articles of Incorporation to change its name to Research Solutions, Inc.

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

Results of Operations

Comparison of the Three Months and Nine Months Ended March 31, 2013 and 2012

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenue	$10,646,757	$9,986,862	$34,170,854	$31,937,600
Cost of revenue	8,387,352	7,743,917	26,995,904	26,442,918
Gross profit	2,259,405	2,242,945	7,174,950	5,494,682

Operating expenses:
Selling, general and administrative	2,197,912	1,992,351	6,492,917	7,511,155
Stock-based compensation expense	157,095	44,880	267,501	156,907
Depreciation and amortization	140,335	359,220	461,907	1,325,315
Impairment loss related to the acquisition of TAAG	-	1,602,638	-	1,602,638
Impairment loss on intangible assets related to intellectual property licenses	-	688,138	-	688,138
Loss on facility sublease	233,015	-	233,015	-
Total operating expenses	2,728,357	4,687,227	7,455,340	11,284,153

Loss from operations	(468,952)	(2,444,282)	(280,390)	(5,789,471)

Gain on sale of fixed assets	10,130	-	17,009	-
Interest expense	(16,946)	(38,457)	(76,506)	(161,470)
Other income (expense)	(8,142)	3,721	(18,056)	22,591
Loss before provision for income taxes	(483,910)	(2,479,018)	(357,943)	(5,928,350)
Income tax benefit	8,476	350,000	6,795	330,371

Net loss	(475,434)	(2,129,018)	(351,148)	(5,597,979)

Revenue

	Three Months Ended March 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change

Revenue:
US operations	$7,878,181	$7,537,065	$341,116	4.5%
TAAG (France)	2,768,576	2,449,797	318,779	13.0%
Total revenue	$10,646,757	$9,986,862	$659,895	6.6%

	Nine Months Ended March 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change

Revenue:
US operations	$26,525,404	$23,300,946	$3,224,458	13.8%
TAAG (France)	7,645,450	8,636,654	(991,204)	(11.5)%
Total revenue	$34,170,854	$31,937,600	$2,233,254	7.0%

Revenue from US operations increased $341,116 or 4.5%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and $3,224,458, or 13.8%, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. In both periods, the increase was primarily due to increased orders from current customers and the acquisition of new customers. We expect revenue from US operations to continue to increase during the 2013 fiscal year.

Revenue from TAAG increased $318,779 or 13%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and decreased $991,204, or 11.5%, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. Despite the increase in revenue in the current quarter compared to the same quarter last year, disappointing sales efforts and general financial uncertainty in Europe persist.  The Company has replaced the local management of TAAG as part of our overall strategy for improving revenue, operations, and profitability; however, there is no assurance that such results will be achieved, or that revenue will continue to decrease.

Cost of Revenue

	Three Months Ended March 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change

Cost of Revenue:
US operations	$6,714,629	$6,178,610	$536,019	8.7%
TAAG (France)	1,672,723	1,565,307	107,416	6.9%
Total cost of revenue	$8,387,352	$7,743,917	$643,435	8.3%

As a percentage of revenue:
US operations	85.2%	82.0%	3.3%
TAAG (France)	60.4%	63.9%	(3.5)%
Total	78.8%	77.5%	1.2%

	Nine Months Ended March 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change

Cost of Revenue:
US operations	$22,399,973	$21,209,156	$1,190,817	5.6%
TAAG (France)	4,595,931	5,233,762	(637,831)	(12.2)%
Total cost of revenue	$26,995,904	$26,442,918	$552,986	2.1%

As a percentage of revenue:
US operations	84.4%	91.0%	(6.6)%
TAAG (France)	60.1%	60.6%	(0.5)%
Total	79.0%	82.8%	(3.8)%

Cost of revenue as a percentage of revenue from US operations increased 3.3%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and decreased 6.6%, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. In both periods, the variance was primarily due to payments to publishers.

Cost of revenue as a percentage of revenue from TAAG decreased 3.5%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and 0.5%, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. In both periods, the decrease was primarily due to reductions in production expenses.

Gross Profit

	Three Months Ended March 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change

Gross Profit:
US operations	$1,163,552	$1,358,455	$(194,903)	(14.3)%
TAAG (France)	1,095,853	884,490	211,363	23.9%
Total gross profit	$2,259,405	$2,242,945	$16,460	0.7%

As a percentage of revenue:
US operations	14.8%	18.0%	(3.3)%
TAAG (France)	39.6%	36.1%	3.5%
Total	21.2%	22.5%	(1.2)%

	Nine Months Ended March 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change

Gross Profit:
US operations	$4,125,431	$2,091,790	$2,033,641	97.2%
TAAG (France)	3,049,519	3,402,892	(353,373)	(10.4)%
Total gross profit	$7,174,950	$5,494,682	$1,680,268	30.6%

As a percentage of revenue:
US operations	15.6%	9.0%	6.6%
TAAG (France)	39.9%	39.4%	0.5%
Total	21.0%	17.2%	3.8%

Operating Expenses

	Three Months Ended March 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change

Operating Expenses:
US Operations:
Selling, general and administrative	$1,230,244	$1,023,455	$206,789	20.2%
Depreciation and amortization	47,857	110,212	(62,355)	(56.6)%
Stock-based compensation expense	157,095	44,880	112,215	250.0%
Impairment loss on database licenses	-	688,138	(688,138)	(100.0)%
Loss on facility sublease	233,015	-	233,015	-
Total US operations	1,668,211	1,866,685	(198,474)	(10.6)%

TAAG (France):
Selling, general and administrative	967,668	968,896	(1,228)	(0.1)%
Depreciation and amortization	92,478	249,008	(156,530)	(62.9)
Impairment loss related to the acquisition of TAAG	-	1,620,638	(1,602,638)	(100)%
Total TAAG (France) operations	1,060,146	2,820,542	(1,760,396)	(62.4)%
Total operating expenses	$2,728,357	$4,687,227	$(1,958,870)	(41.8)%

	Nine Months Ended March 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change

Operating Expenses:
US Operations:
Selling, general and administrative	$3,485,435	$4,245,626	$(760,191)	(17.9)%
Depreciation and amortization	185,324	278,657	(93,333)	(33.5)%
Stock-based compensation expense	267,501	156,907	110,594	70.5%
Impairment loss on database licenses	-	688,138	(688,138)	(100.0)%
Loss on facility sublease	233,015	-	233,015	-
Total US operations	4,171,275	5,369,328	(1,198,053)	(22.3)%

TAAG (France):
Selling, general and administrative	3,007,482	3,265,529	(258,047)	(7.9)%
Depreciation and amortization	276,583	1,046,658	(770,075)	(73.6)%
Impairment loss related to the acquisition of TAAG	-	1,602,638	(1,602,638)	(100.0)%
Total TAAG (France) operations	3,284,065	5,914,825	(2,630,760)	(44.5)%
Total operating expenses	$7,455,340	$11,284,153	$(3,828,813)	(33.9)%

Selling, General and Administrative

Selling, general and administrative expenses from US operations increased $206,789 or 20.2%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and decreased $760,191 or 17.9%, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. In both periods, the variance was primarily due to compensation and professional service fees.

Selling, general and administrative expenses from TAAG decreased $258,047 or 7.9%, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 primarily due to reductions in compensation.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended March 31, 2013, amounted to $145,068 and $488,883, respectively, with $4,733 and $26,976 recorded under cost of revenue in the same respective periods.

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

Interest Expense

Interest expense was $76,506 for the nine months ended March 31, 2013, compared to $161,470 for the nine months ended March 31, 2012, a decrease of $84,964. The decrease was primarily attributable to decreased borrowing on the credit line for US operations with Silicon Valley Bank which provides a $4 million revolving line of credit secured by all of the assets of the Company, excluding TAAG’s assets. The majority of interest expense is from capital leases of printing equipment at TAAG. We expect interest expense to remain at current levels during the 2013 fiscal year.

Net Income (Loss)

	Three Months Ended March 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change

Net Income (Loss):
US Operations	$(494,628)	$(523,443)	$28,815	5.5%
TAAG (France)	19,194	(1,605,575)	1,624,769	101.2%
Total net loss	$(475,434)	$(2,129,018)	$1,653,584	77.7%

	Nine Months Ended March 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change

Net Income (Loss):
US Operations	$(54,776)	$(3,347,417)	$3,292,641	98.4%
TAAG (France)	(296,372)	(2,250,562)	1,954,190	86.8%
Total net loss	$(351,148)	$(5,597,979)	$5,246,831	93.7%

Net income from US operations increased $28,815 or 5.5%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and $3,292,641 or 98.4%, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. In both periods, the increase was primarily due to gross profit variances and decreased operating expenses as described above.

The net income from TAAG increased $1,624,769 or 101.2%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and $1,954,190 or 86.8%, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. In both periods, the increase was primarily due to decreased operating expenses as described above.

Liquidity and Capital Resources

	Nine Months Ended March 31,
	2013	2012
Consolidated Statements of Cash Flow Data:
Net cash provided by (used) in operating activities	$(149,409)	$1,348,108
Net cash provided by (used) in investing activities	$(21,305)	$(249,921)
Net cash provided by (used) in financing activities	$(1,436,706)	$(797,387)

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $10,350,000, of which $5,250,000 was raised in the fiscal year ended June 30, 2011.

As of March 31, 2013, we had cash and cash equivalents of $1,504,004 compared to $3,150,978 as of June 30, 2012, a decrease of $1,646,974. This decrease is primarily attributable to a decrease in accounts payable of $1,549,370, and repayments under our credit line of $1,000,000, partially offset by a decrease in accounts receivable of $828,753.

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

TAAG (France)

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the nine months ended March 31, 2013, TAAG incurred a loss from operations of $234,546, and at March 31, 2013, had a working capital deficiency of $1,913,284. In addition, approximately $600,000 of payroll and VAT taxes were delinquent at March 31, 2013. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG seems to have stabilized in early 2012, however, continuing net losses have been incurred.  Our overall strategy is to improve TAAG’s revenue, operations, and profitability.  As a result, we have performed, and continue to perform, financial and operational analysis on TAAG.  We have replaced all executive and accounting management at TAAG and hired a new executive manager and engaged a professional accounting services firm to ensure these improvements are implemented, however, there is no assurance that such results will be achieved.  In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of a $50,000 guarantee in favor of the landlord on the facility lease. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG.

Operating Activities

Our net cash used in operating activities was $149,409 for the nine months ended March 31, 2013 and resulted primarily from a decrease in accounts payable of $1,549,370 and an increase in prepaid expenses of $157,668, partially offset by a decrease in accounts receivable of $828,753 and non-cash depreciation and amortization of $488,883.

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

Investing Activities

Our net cash used in investing activities was $21,305 for the nine months ended March 31, 2013 and resulted primarily from the purchase of property and equipment.

Our net cash used in investing activities was $249,921 for the nine months ended March 31, 2012 and resulted primarily from the purchase of intangible assets and property and equipment.

Financing Activities

Our net cash used in financing activities was $1,436,706 for the nine months ended March 31, 2013 and resulted primarily from repayments under our credit line of $1,000,000 and payments of capital lease obligations of $460,921.

Our net cash used in financing activities was $797,387 for the nine months ended March 31, 2012 and resulted primarily from payments of capital lease obligations of $611,589.

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  The SVB line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect.  The interest rate on the line of credit was 6.5% as of March 31, 2013.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants which the Company was in compliance with as of March 31, 2013.  The balance outstanding as of March 31, 2013, and June 30, 2012 was $0 and $1,000,000, respectively.  As of March 31, 2013 and June 30, 2012, approximately $1,930,000 and $1,875,000, respectively, of available credit was unused under the line of credit.

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

Under the agreement with ABN, the Company can borrow up to approximately $1.3 million (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 1.82% per annum at March 31, 2013. As of March 31, 2013 and June 30, 2012, $328,530 and $197,039 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of March 31, 2013 was approximately 5%. As of March 31, 2013 and June 30, 2012, $311,482 and $256,636 was due to Credit Cooperatif, respectively, that relate to funds paid to the Company not yet returned to the factor.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Derycz

Peter Derycz
Date: May 15, 2013		Chief Executive Officer

	By:	/s/ Alan Urban

Alan Urban
Date: May 15, 2013		Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Merger Effective March 4, 2013. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-7 (File No. 000-53501) filed with the Securities and Exchange Commission on March 6, 2013.
10.1	Settlement Agreement dated March 28, 2013, among Research Solutions, Inc., Techniques Appliquées aux Arts Graphiques, S.p.A., Fimmotaag, S.p.A., Patrice Chambin, and Mario Vendemiati.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

**	Furnished herewith

