Form 10-K
period 2013-06-30
Research Solutions, Inc.
filed 2013-09-30
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2013

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

Derycz Scientific, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,416,324 based on the closing price of $0.86 as reported on the OTC Bulletin Board as of that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 23, 2013
Common Stock, $0.001 par value	17,121,298

Cautionary Notice Regarding Forward-Looking Statements

Research Solutions, Inc. and its subsidiaries are referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” or the “Company”.

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

This Annual Report on Form 10-K also contains estimates and other information concerning our industry, including market size and customer satisfaction ratings, that we obtained from industry publications, surveys and forecasts. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we believe the information in these industry publications, surveys and forecasts is reliable, we have not independently verified the accuracy or completeness of the information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors.

PART I

Item 1. Business

Company Overview

Research Solutions, Inc. was incorporated in the State of Nevada on November 2, 2006.  On March 4, 2013, we consummated a merger with DYSC Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we, in connection with such merger, amended our Articles of Incorporation to change our name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.). Research Solutions, Inc. is a publicly traded holding company with three wholly owned subsidiaries: Reprints Desk, Inc., a Delaware corporation (“Reprints Desk”); Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico; and Techniques Appliquées aux Arts Graphiques, S.p.A. (“TAAG”), an entity organized under the laws of France.

Our mission is to provide research solutions that facilitate the flow of information from the publishers of scientific, technical, and medical (“STM”) content to enterprise customers in life science and other research intensive organizations around the world. We provide customers with access to hundreds of thousands of newly published articles each year in addition to the tens of millions of existing articles that have been published in the past, helping them to identify the most useful and relevant content for their activities. In addition to serving end users of content, we also serve STM publishers by insuring compliance with applicable copyright laws. We have developed proprietary software and Internet-based interfaces that allow customers to find, electronically receive and legally use the content that is critical to their research.

We provide three types of solutions to our customers: research solutions, marketing solutions, and printing solutions.

Research Solutions

Researchers and regulatory personnel in life science and other research intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as “Single Article Delivery” or “Document Delivery.” We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have developed proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and maximize the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information. In some cases, our proprietary software allows us to fully automate the order fulfillment process. Our services alleviate the need for our customers to develop internal systems or contact multiple content publishers in order to obtain the content that is critical to their research.

Marketing Solutions

Marketing departments in life science and other research intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints.” They generally supply Reprints to doctors who may prescribe their products and at conferences. We are responsible for the printing and delivery of Reprint orders, and we also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. Whenever possible, we utilize TAAG for printing and logistics. Electronic copies, called “ePrints,” are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increase the efficiency of our customers’ content purchases by transitioning from paper Reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life sciences industry.

Printing Solutions

Our printing solutions, exclusively performed by TAAG, our French operating subsidiary, include a variety of hard copy, professionally printed materials that are used for retail and marketing purposes, including Reprints, as well as regulatory sensitive marketing materials and clinical trial kits.

Industry and Market Background

The size of the markets in which we operate is difficult to estimate because they are a small subset of the larger information services and STM publishing industries, and specific financial information is not readily available. We believe that we have a small fraction of the total available market and believe that the total available market can be expanded and more heavily penetrated.

Competitive Strengths

We believe that we possess the following competitive strengths:

⋅
Services and Technology - We have developed proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and maximize the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information. Our systems integrate into our customers’ corporate intranets and workflows through the Internet, web services and other integration mechanisms. Our services alleviate the need for our customers to develop internal systems or contact multiple content publishers in order to obtain the content that is critical to their research.

Our services are configured to our customers’ needs and provide a personalized yet turnkey solution that covers the full spectrum of customer requirements; from identifying and locating articles, to ensuring copyright compliance, maximization of information resources already owned, electronic storage and monitoring, tracking usage, and automating end-user authentication. We continue to seek ways to enhance the performance of our existing proprietary software and systems and to develop and implement new technologies that expand the available methods of seeking and obtaining content. We currently offer the following proprietary software and systems:

⋅
Article Galaxy, a journal article platform that improves processes and spending related to evidence-based promotions and STM research. Article Galaxy was named a Top-100 trend-setting product in 2012 after a review of more than 600 individual products by KMWorld Magazine editors, analysts, integrators and users. Each and every company whose products were chosen as Trend-Setting Products is acknowledged for its willingness to listen and serve its customers in useful and innovative ways.

⋅
Bibliogo™, a web app that enables secure scientific collaboration and discovery. Bibliogo™ was named the sole 2012 winner in the Best Online Science or Technology Service category by the Software & Information Industry Association (SIIA).

⋅	Article Viewer, a mobile-web app that allows customers and our publishing partners to protect their copyrighted content and support their marketing needs.

⋅
Experienced Management Team - Our management team has extensive experience with over 100 years of combined experience in satisfying customers across the information services and STM publishing industries. Further, our CEO has been an innovator in the space for over 20 years.

⋅
Customer Loyalty – The majority of our revenues come from repeat customers, indicative of our focus on customer satisfaction and quality. A recent study performed by Outsell, an industry research and advisory firm, ranked Reprints Desk first in customer satisfaction (depth and breadth of coverage, fair pricing, and ease of doing business) and loyalty (intention to renew or continue service, and willingness to recommend the service to others). A copy of the Outsell study can be viewed online at http://info.reprintsdesk.com/Portals/28841/docs/outselldocdel-rd.pdf.

⋅
Industry Presence and Established Relationships - We have a well-established presence and a network of contacts with our customers, STM publishing partners, and others in the information services space. We have existing non-exclusive arrangements with numerous content publishers that allow us to distribute their content.

⋅
Promotion - The Company has earned a position as a pioneer in the marketplace, employing a segment-based focus and offense-oriented marketing approach to challenge existing competition. In pursuit of growth, we invest in vertical integration and channel relationships to increase the value we provide to customers, extend our promotional reach, and decrease customer acquisition costs. We anticipate growth coming from cross-selling into our existing customer base, penetrating new market verticals, and by generating market demand and preference from both existing and new customers. In customer acquisitions, we rely on sales promotion to sell to large enterprise accounts and marketing communications to more efficiently recruit small-to-medium and geographically-dispersed enterprises. The promotional mix of tactics we utilize includes: advertising, events, direct response and integrated marketing campaigns, public relations and content publicity, search engine optimization and marketing, thought leadership programs, channel alliances training, and analyst relations. In addition, a portion of our marketing budget is dedicated to research and customer retention, which increases total lifetime value per account and generates significant amounts of overall referrals for new business.

Company Services

We generate revenue by providing three types of services to our customers: Single Article Delivery, Reprints and ePrints, and Printing and Logistics services.

Single Article Delivery

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have non-exclusive arrangements with numerous content publishers that allow us to distribute their content. Many of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though Single Article Delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow. We also help customers connect to free content on the Internet when available.

Reprints and ePrints

We charge a transactional fee for each Reprint or ePrint order and are responsible for printing and delivery of Reprint orders, and the electronic delivery and, in some cases, the electronic delivery mechanism of ePrint orders. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. When possible, we obtain the right to print the order from the content publisher, and utilize TAAG for printing and logistics. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Printing and Logistics Services

We charge a transactional fee for each order of hard copy printed material. We are responsible for printing and delivering the order. Printing and Logistics services are exclusively performed by TAAG.

Seasonality

Summer months tend to be lower for Single Article Delivery revenue, and Spring and Fall months tend to be higher for Reprint revenue, particularly in December.

Growth Strategy

Organic Growth

We reach out to customers using targeted selling and marketing campaigns consisting of sales calls on potential customers. This strategy is supported by innovative technological systems, aggressive pricing and excellent service. We also submit proposals to potential customers in response to Requests For Proposals, or RFPs. We have invested heavily in our operations to ensure that they are capable of supporting future growth.

Acquisitions and Combinations

From time to time, and as opportunities arise, we may explore strategic acquisitions and combinations, including the acquisition of customer lists, that bring revenue, profitability, growth potential, and additional technology, products, services, operations and/or geographic capabilities to our company.

International Expansion

We have expanded internationally through increased sales to companies located abroad, particularly in Europe and Japan, and through the acquisition of TAAG. From time to time, and as opportunities arise, we may further expand internationally through partnerships or acquisitions.

Publisher Agreements

We have non-exclusive arrangements with numerous STM content publishers that allow us to distribute their content. In addition, we regularly contact publishers in an attempt to negotiate additional publisher agreements. A typical publisher agreement would allow us to distribute their content according to a negotiated price list, thereby eliminating the need to contact the publisher and obtain the rights for each individual order. Many of these publishers provide us with electronic access to their content, which allows us to further expedite the delivery of single articles to our customers.

Competition

The markets in which we compete are highly competitive. The primary methods of competition in our industry are price, service, technology and niche focus. Competition based on price is often successful in the short-term, but can limit the ability of a supplier to provide adequate service levels. Competition based on service and/or technology requires significant investment in systems and that investment requires time to payback. Niche operators focus on narrow activities, but cannot aggregate sufficient content, technology and services to satisfy broad customer needs. We feel that many customers and potential customers are less price sensitive if the service levels are high and the technology creates efficiency and/or management information that has not been available previously.

Our competition includes:

⋅
Piracy -Piracy - Piracy is, perhaps, our most serious competitor. Many entities use content for commercial purposes without complying with applicable copyright laws, and paying the required copyright to the content publisher. As information becomes more readily available, the opportunity for piracy increases, as do publishers’ ability to identify unauthorized use.

⋅
STM Single Article Delivery Vendors and Content Aggregators - Our primary completion for global, full service Single Article Delivery services are Infotrieve, British Library, Linda Hall Library, and others.

⋅
Publisher Service Companies - Primarily printing shops that offer to manage a publisher’s reprints business in addition to providing their main subscription printing needs (e.g., Copyright Clearance Center, Sheridan Reprints, Reprint Services, Cadmus).

⋅	Media Buyers - These companies aggregate advertising “buy” and obtain a publisher discount, sometimes including Reprints as part of their “buy” (e.g., Compas).

⋅
Customer In-House Services - While Single Article Delivery services are more challenging than Reprint services for our customers to provide in house, many existing and potential customers manage these services internally. If the internal service provider lacks skill, experience, or adequate systems, it can lead to an inferior service that does not meet customer requirements and can also waste valuable time.

⋅
Publisher In-House Capabilities - Some large publishers have developed in-house capabilities to service the content re-use market, however, many of them neglect other content repurposing opportunities and may not be able to aggregate content from other publishers.

Corporate History and Structure

Research Solutions, Inc. was incorporated in the State of Nevada on November 2, 2006, and in November 2006 entered into a Share Exchange Agreement with Reprints Desk, Inc., a Delaware corporation. At the closing of the transaction contemplated by the Share Exchange Agreement, Research Solutions, Inc. acquired all of the outstanding shares of Reprints Desk from shareholders and issued 8,000,003 common shares to the former shareholders of Reprints Desk. Following completion of the exchange transaction, Reprints Desk became a wholly-owned subsidiary of the Research Solutions, Inc. Reprints Desk provides Single Article Delivery, Reprint and ePrint services.

On February 28, 2007, we entered into an agreement with Pools Press, Inc., an Illinois corporation (“Pools”), pursuant to which we acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. We purchased the remaining interest in Pools that we did not already own on August 31, 2010. The results of Pools’ operations have been included in our consolidated financial statements since March 1, 2007. On January 1, 2012, Pools merged with and into Reprints Desk whereby Reprints Desk assumed all of the rights and properties of Pools, forming one consolidated subsidiary and eliminating the separate legal existence of Pools. Pools provided printing services, specializing in Reprints, until operations were discontinued in June 2013.

On March 31, 2011, we entered into an agreement with Fimmotaag, S.p.A. (“Fimmotaag”), a privately held company domiciled in France, pursuant to which we acquired 100% of the issued and outstanding common stock of TAAG in exchange for 336,921 shares of our common stock in addition to future payments payable at the option of Fimmotaag in cash or our common stock under the terms of the purchase agreement. On March 28, 2013, we entered into a Settlement Agreement with Fimmotaag and its 2 principal owners (the “Settlement Agreement”), pursuant to which Fimmotaag agreed to return 336,921 shares of our common stock to us and to forego future payments payable to Fimmotaag by us pursuant to the terms of the agreement under which we acquired TAAG from Fimmotaag. TAAG provides printing and logistics services and is located outside of Paris, France.

On July 24, 2012, we formed Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

On March 4, 2013, we consummated a merger with DYSC Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we, in connection with such merger, amended our Articles of Incorporation to change our name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.).

Employees

As of September 23, 2013, we had approximately 140 employees, 138 of which were full-time employees.

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

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of June 30, 2013, we had an accumulated deficit of $13,992,238. For our fiscal years ended June 30, 2013 and 2012, we earned net income of $191,922, and incurred net loss of $6,532,289, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

We depend on the services of Peter Victor Derycz, and the loss of his services could adversely affect our ability to achieve our business objectives.

Our success depends in part upon the continued service of Peter Victor Derycz, who is our President, Chief Executive Officer, and Chairman of the Board of Directors. Mr. Derycz is critical to the overall management of our company as well as to the development of our technologies, our culture and our strategic direction and is instrumental in developing and maintaining close ties with our customer base. Although we have entered into an employment agreement with Mr. Derycz, the agreement does not guarantee the service of Mr. Derycz for a specified period of time. We do not have key man insurance for Mr. Derycz. The loss of Mr. Derycz’s services could significantly delay or prevent the achievement of our business objectives. Consequently, the loss of Mr. Derycz’s services could adversely affect our business, financial condition and results of operations.

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

Our revenues have traditionally been concentrated among a few customers and if these large repeat customers choose to manage their research and marketing solution services with their own staff or with another provider and if we are unable to develop new customer relationships, our operating results and the ability to execute our growth strategy may be adversely affected.

Our operating results and ability to execute our growth strategy could be adversely affected if we lose business from our top repeat customers or we are unable to attract additional business from current or new customers for any reason, including any of the following: poor service, the loss of key employees, or the decision of our customers to perform research and marketing solution services with their own staff or with another provider. If any of these were to occur, it could reduce our cash flow and adversely affect the results of our operations.

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

Peter Victor Derycz, our President, Chief Executive Officer, and Chairman of the Board of Directors, has voting power equal to approximately 24% of all votes eligible to be cast at a meeting of our stockholders. Paul Kessler, the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and has voting power equal to approximately 28% of all votes eligible to be cast at a meeting of our stockholders. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together will be able to exercise significant influence with respect to the election of directors, and other matters submitted to a vote of all of our stockholders.

The exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment.

Under the terms of our outstanding options and warrants to purchase our common stock issued to employees and others, the holders are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of the options and/or warrants, could result in dilution in the interests of our other stockholders  (refer to Note 10 to our Consolidated Financial Statements).

The market price of our common stock and the value of your investment could substantially decline if our warrants or options are exercised and our common stock is issued and resold into the market, or if a perception exists that a substantial number of shares will be issued upon exercise of our warrants and option and then resold into the market.

If the exercise prices of our warrants or options are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon exercise of our warrants and options, or even the perception that such sales could occur, could adversely affect the market price of our common stock. You could, therefore, experience a substantial decline in the value of your investment as a result of both the actual and potential exercise of our warrants or options.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our common stock may be reduced.

Our common stock is quoted on the OTC Bulletin Board. The last reported sale price per share of our common stock on September 23, 2013, was $1.80. As a result, our common stock constitutes a “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

Because our common stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

Our common stock is quoted on the OTC Bulletin Board under the symbol “RSSS.” Because our stock is quoted on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 5435 Balboa Blvd., Suite 202, Encino, California. We lease approximately 3,200 square feet of office space for $4,965 per month from an unrelated third party. The lease expires on May 31, 2015. The rent increases to $5,115 per month on May 1, 2014.

Pools’ printing facility was located at 3455-3501 Commercial Avenue, Northbrook, Illinois until operations were discontinued in June 2013. We continue to lease approximately 13,000 square feet of space for $8,250 per month from an unrelated third party. The lease expires on May 31, 2016. The rent increases to $8,500 per month on June 1, 2014. On March 24, 2013, we entered into an agreement to sublease the facility to a third party effective April 1, 2013. The sublease calls for monthly rental proceeds of $4,265 from June 2013 to August 2013, and $6,300 from September 2013 to May 2016. The amount of the expected rental proceeds from the sublease will be less than the amount the Company is contractually obligated to pay under the lease agreement.

The printing facility and offices of TAAG are located at 3 rue Olympe de Gouges - ZAC des Radars 91350 Grigny, France. TAAG leases approximately 1,775 square meters of printing facility and 425 square meters of office space for approximately $20,000 (€15,417) per month from an unrelated third party. The lease expires on December 31, 2019. We have guaranteed approximately $50,000 (€40,000) in favor of the landlord in connection with the lease.

On August 1, 2012 Reprints Desk Latin America S. de R.L. de C.V, entered into a lease agreement for approximately 280 square meters of office space in Monterrey, Mexico. The lease requires monthly payments of approximately $1,300 (18,000 Mexican pesos) through July 2013.

We believe that our existing facilities are sufficient to meet our present and anticipated needs for the foreseeable future.

Item 3. Legal Proceedings

We are involved in legal proceedings in the ordinary course of our business. Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our consolidated financial statements.

On March 28, 2013, we entered into a Settlement Agreement with Fimmotaag and its 2 principal owners (the “Settlement Agreement”), pursuant to which Fimmotaag agreed to return 336,921 shares of our common stock to us and to forego future payments payable to Fimmotaag by us pursuant to the terms of the agreement under which we acquired TAAG from Fimmotaag. The 2 principal owners of Fimmotaag also agreed to pay 285,000 Euros that they personally guaranteed to TAAG’s landlord, of which TAAG will reimburse them 100,000 Euros. As a condition of the settlement, we placed 100,000 Euros in escrow which will be applied to their share of the settlement and has been recorded as a prepaid asset at June 30, 2013. The Settlement Agreement resolves the suit filed within the Commercial Court of Evry, France, by us in February 2013 against Fimmotaag and its 2 principal owners. We retired the returned shares in April 2013.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Approximate Number of Holders of Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol "RSSS."  The following table sets forth, for the periods indicated, the reported high and low bid quotations for our common stock as reported on the OTC Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Year Ended June 30, 2013:	High Bid	Low Bid
Fourth Quarter (April 1 – June 30)	$1.83	$1.05
Third Quarter (January 1 – March 31)	$1.25	$0.66
Second Quarter (October 1 – December 31)	$1.07	$0.66
First Quarter (July 1 – September 30)	$1.30	$0.87

Year Ended June 30, 2012:
Fourth Quarter (April 1 – June 30)	$1.35	$1.05
Third Quarter (January 1 – March 31)	$1.35	$0.60
Second Quarter (October 1 – December 31)	$1.35	$0.60
First Quarter (July 1 – September 30)	$3.10	$1.25

As of September 23, 2013, we had a total of 17,121,298 shares of our common stock outstanding and the closing sales price was $1.80 per share on the OTC Bulletin Board. According to the records of our transfer agent, we had approximately 334 record holders of our common stock. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2013 and 2012 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report.

 Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, without limitation:

⋅      the projected growth or contractions in the industry within which we operate;
⋅      our business strategy for expanding, maintaining or contracting our presence in these markets;
⋅      anticipated trends in our financial condition and results of operations; and
⋅      our ability to distinguish ourselves from our current and future competitors.

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

Overview

Research Solutions, Inc. was incorporated in the State of Nevada on November 2, 2006, and in November 2006 entered into a Share Exchange Agreement with Reprints Desk, Inc., a Delaware corporation. At the closing of the transaction contemplated by the Share Exchange Agreement, Research Solutions, Inc. acquired all of the outstanding shares of Reprints Desk from shareholders and issued 8,000,003 common shares to the former shareholders of Reprints Desk. Following completion of the exchange transaction, Reprints Desk became a wholly-owned subsidiary of the Research Solutions, Inc. Reprints Desk provides Single Article Delivery, Reprint and ePrint services.

On February 28, 2007, we entered into an agreement with Pools Press, Inc., an Illinois corporation, pursuant to which we acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. We purchased the remaining interest in Pools that we did not already own on August 31, 2010. The results of Pools’ operations have been included in our consolidated financial statements since March 1, 2007. On January 1, 2012, Pools merged with and into Reprints Desk whereby Reprints Desk assumed all of the rights and properties of Pools, forming one consolidated subsidiary and eliminating the separate legal existence of Pools. Pools provided printing services, specializing in reprints, until operations were discontinued in June 2013.

On March 31, 2011, we entered into an agreement with Fimmotaag, S.p.A. (“Fimmotaag”), a privately held company domiciled in France, pursuant to which we acquired 100% of the issued and outstanding common stock of TAAG in exchange for 336,921 shares of our common stock in addition to future payments payable at the option of Fimmotaag in cash or our common stock under the terms of the purchase agreement. On March 28, 2013, we entered into a Settlement Agreement with Fimmotaag and its 2 principal owners (the “Settlement Agreement”), pursuant to which Fimmotaag agreed to return 336,921 shares of our common stock to us and to forego future payments payable to Fimmotaag by us pursuant to the terms of the agreement under which we acquired TAAG from Fimmotaag. TAAG provides printing and logistics services and is located outside of Paris, France.

On July 24, 2012, we formed Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

On March 4, 2013, we consummated a merger with DYSC Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we, in connection with such merger, amended our Articles of Incorporation to change our name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.).

Our mission is to provide research solutions that facilitate the flow of information from the publishers of scientific, technical, and medical (“STM”) content to enterprise customers in life science and other research intensive organizations around the world. We provide customers with access to hundreds of thousands of newly published articles each year in addition to the tens of millions of existing articles that have been published in the past, helping them to identify the most useful and relevant content for their activities. In addition to serving end users of content, we also serve STM publishers by insuring compliance with applicable copyright laws. We have developed proprietary software and Internet-based interfaces that allow customers to find, electronically receive and legally use the content that is critical to their research.

We provide three types of solutions to our customers: research solutions, marketing solutions, and printing solutions.

Research Solutions

Researchers and regulatory personnel in life science and other research intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as “Single Article Delivery” or “Document Delivery.” We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have developed proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and maximize the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information. In some cases, our proprietary software allows us to fully automate the order fulfillment process. Our services alleviate the need for our customers to develop internal systems or contact multiple content publishers in order to obtain the content that is critical to their research.

Marketing Solutions

Marketing departments in life science and other research intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints.” They generally supply Reprints to doctors who may prescribe their products and at conferences. We are responsible for the printing and delivery of Reprint orders, and we also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. Whenever possible, we utilize TAAG for printing and logistics. Electronic copies, called “ePrints,” are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increase the efficiency of our customers’ content purchases by transitioning from paper Reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life sciences industry.

Printing Solutions

Our printing solutions, exclusively performed by TAAG, our French operating subsidiary, include a variety of hard copy, professionally printed materials that are used for retail and marketing purposes, including Reprints, as well as regulatory sensitive marketing materials and clinical trial kits.

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

Revenue Recognition

Our policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing three types of services to our customers: Single Article Delivery, Reprints and ePrints, and Printing and Logistics services.

Single Article Delivery

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have non-exclusive arrangements with numerous content publishers that allow us to distribute their content. Many of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though Single Article Delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow. We also help customers connect to free content on the Internet when available. We recognize revenue from Single Article Delivery services upon delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Reprints and ePrints

We charge a transactional fee for each Reprint or ePrint order and are responsible for printing and delivery of Reprint orders, and the electronic delivery and, in some cases, the electronic delivery mechanism of ePrint orders. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. When possible, we obtain the right to print the order from the content publisher, and utilize TAAG for printing and logistics. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements. We recognize revenue from reprints and ePrints services upon shipment or electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Printing and Logistics Services

We charge a transactional fee for each order of hard copy printed material. We are responsible for printing and delivering the order. Printing and Logistics services are exclusively performed by TAAG. We recognize revenue from printing services when the printed materials have been shipped to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Stock-Based Compensation

We periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. We account for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. We account for stock option and warrant grants issued and vesting to non-employees in accordance with Topic 505 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Goodwill and Intangible Assets

As required by the FASB, management performs impairment tests of goodwill and indefinite-lived intangible assets at least annually, or whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred.

In accordance with guidance of the FASB, management tests goodwill for impairment at the reporting unit level. We have two reportable diverse geographical concentrations. At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment of our assets may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates.

In accordance with guidance of the FASB, we review intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, we write down the carrying value of the intangible asset to its fair value in the period identified. If the carrying value of assets is determined not to be recoverable, we record an impairment loss equal to the excess of the carrying value over the fair value of the assets. Our estimate of fair value is based on the best information available, in the absence of quoted market prices. We generally calculate fair value as the present value of estimated future cash flows that we expect to generate from the asset using a discounted cash flow income approach as described above. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

During the year ended June 30, 2012, we determined that the recorded values of goodwill of $1,344,219 and intangible assets with a remaining net book value of $617,757 that arose upon the acquisition of TAAG were impaired. Accordingly, during the year ended June 30, 2012, we recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets as of March 31, 2012, offset by the elimination of the earnout liability of $359,338 which we estimated would no longer be payable. In addition, we also recorded an income tax benefit of $350,000 to reduce the deferred tax liability created upon the acquisition of TAAG that management determined was no longer necessary.

During the year ended June 30, 2012, we determined that the recorded value of goodwill of $233,385 that arose upon the acquisition of Pools Press was impaired. Accordingly, during the year ended June 30, 2012, we recorded an impairment loss of $233,385 that represents the impairment of the goodwill.

In addition, during the year ended June 30, 2012, we determined that the recorded value of intangible assets related to intellectual property licenses were impaired. Accordingly, during the year ended June 30, 2012, we recorded an impairment loss of $688,138 that represents the unamortized value of intangible assets related to intellectual property licenses as of March 31, 2012.

Comparison of the Years Ended June 30, 2013 and 2012

Results of Operations

	Years ended
	June 30,
	2013	2012

Revenue	$45,498,526	$42,818,541
Cost of revenue	35,948,380	34,778,307
Gross profit	9,550,146	8,040,234

Operating expenses:
Selling, general and administrative	8,452,865	10,518,781
Stock-based compensation expense	386,563	203,540
Depreciation and amortization	590,922	1,456,130
Impairment loss related to the acquisition of TAAG	-	1,602,638
Impairment loss on intangible assets related to intellectual property licenses	-	688,138
Impairment loss related to the acquisition of Pools Press	-	223,385
Loss on facility sublease	233,015	-
(Gain) loss on sale of fixed assets	(476,904)	315
Total operating expenses	9,186,461	14,692,927
Income (loss) from operations	363,685	(6,652,693)

Other income (expenses):
Interest expense	(89,411)	(220,665)
Other income (expense)	(84,023)	18,963
Total other income (expense)	(173,434)	(201,702)
Income (loss) before income tax benefit	190,251	(6,854,395)
Income tax benefit	1,671	322,106

Net income (loss)	191,922	(6,532,289)

  Revenue

	Years Ended June 30,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Revenue:
North American operations	$35,197,927	$31,073,984	$4,123,943	13.3%
TAAG (France)	10,300,599	11,744,557	(1,443,958)	(12.3)%
Total revenue	$45,498,526	$42,818,541	$2,676,985	6.3%

Revenue from North American operations increased $4.1 million, or 13.3%, for the year ended June 30, 2013 compared to the prior year, primarily due to increased orders from current customers and the acquisition of new customers.

Revenue from TAAG decreased $1.4 million, or 12%, for the year ended June 30, 2013 compared to the prior year, primarily due to disappointing sales efforts and general financial uncertainty in Europe. Revenue from TAAG appears to have stabilized, however, there is no assurance that revenue will continue to be stable.

Cost of Revenue

	Years Ended June 30,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Cost of Revenue:
North American operations	$29,808,254	$27,677,462	$2,130,792	7.7%
TAAG (France)	6,140,126	7,100,845	(960,719)	(13.5)%
Total cost of revenue	$35,948,380	$34,778,307	$1,170,073	3.4%

As a percentage of revenue:
North American operations	84.7%	89.1%	(4.4)%
TAAG (France)	59.6%	60.5%	(0.9)%
Total	79.0%	81.2%	(2.2)%

Cost of revenue as a percentage of revenue from North American operations decreased 4.4%, for the year ended June 30, 2013 compared to the prior year, primarily due to reductions in production expenses and decreased payments to publishers.

Cost of revenue as a percentage of revenue from TAAG decreased 0.9%, for the year ended June 30, 2013 compared to the prior year, primarily due to reductions in production expenses.

Gross Profit

	Years Ended June 30,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Gross Profit:
North American operations	$5,389,673	$3,396,522	$1,993,151	58.7%
TAAG (France)	4,160,473	4,643,712	(483,239)	(10.4)%
Total gross profit	$9,550,146	$8,040,234	$1,509,912	18.8%

As a percentage of revenue:
North American operations	15.3%	10.9%	4.4%
TAAG (France)	40.4%	39.5%	0.9%
Total	21.0%	18.8%	2.2%

Operating Expenses

	Years Ended June 30,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Operating Expenses:
North American Operations:
Selling, general and administrative	$4,526,802	$5,519,289	$(992,487)	(18.0)%
Depreciation and amortization	235,860	364,547	(128,687)	(35.3)%
Stock-based compensation expense	386,563	203,540	183,023	89.9%
Impairment loss on intangible assets related to intellectual property licenses	-	688,138	(688,138)	(100.0)%
Impairment loss related to the acquisition of Pools Press	-	223,385	(223,385)	(100.0)%
Loss on facility sublease	233,015	-	233,015	-%
(Gain) loss on sale of fixed assets	(20,980)	315	(21,295)	(6,760)%
Total North American operations	5,361,260	6,999,214	(1,637,954)	(23.4)%

TAAG (France):
Selling, general and administrative	3,926,063	4,999,492	(1,073,429)	(21.5)%
Depreciation and amortization	355,062	1,091,583	(736,521)	(67.5)%
Impairment loss related to the acquisition of TAAG	-	1,602,638	(1,602,638)	(100.0)%
(Gain) loss on sale of fixed assets	(455,924)	-	(455,924)	-%
Total TAAG (France) operations	3,825,201	7,693,713	(3,868,512)	(50.3)%
Total operating expenses	$9,186,461	$14,692,927	$(5,506,466)	(37.5)%

Selling, General and Administrative

Selling, general and administrative expenses from North American operations decreased $992,487 or 18%, for the year ended June 30, 2013 compared to the prior year, primarily due to reductions in compensation and professional service fees.

During the year ended June 30, 2012, we determined that the value of intangible assets related to intellectual property licenses and intangible assets related to the acquisition of TAAG were impaired. Accordingly, we recorded an impairment loss of $688,138 that represents the unamortized value of intangible assets related to intellectual property licenses as of March 31, 2012.

During the year ended June 30, 2012, we determined that the recorded value of goodwill of $233,385 that arose upon the acquisition of Pools Press was impaired. Accordingly, during the year ended June 30, 2012, we recorded an impairment loss of $233,385 that represents the impairment of the goodwill.

Selling, general and administrative expenses from TAAG decreased $1,073,429 or 21.5%, for the year ended June 30, 2013 compared to the prior year, primarily due to reductions in compensation, professional service fees, and rent.

During the year ended June 30, 2012, we determined that the value of goodwill and intangible assets related to the acquisition of TAAG were impaired. Accordingly, we recorded an impairment loss of $1,602,638 that represents goodwill and the unamortized value of intangible assets, offset by the earnout related to the acquisition of TAAG as of March 31, 2012.

Depreciation and Amortization

Depreciation and amortization for the year ended June 30, 2013, amounted to $617,898, with $26,976 recorded under cost of revenue.

The amounts recorded for North American operations are split between depreciation and amortization of customer lists. We expect depreciation and amortization expense for North American operations to remain at current levels during the 2014 fiscal year.

The amounts recorded for TAAG consist mostly of depreciation on printing equipment. We expect depreciation expense for TAAG to remain at current levels during the 2014 fiscal year.

 (Gain) Loss on Sale of Fixed Assets

During the year ended June 30, 2013, the gain on sale of fixed assets consisted primarily of TAAG’s sale of printing equipment with a net book value of $37,322 for a gain of $457,544.

Interest Expense

Interest expense was $89,411 for the year ended June 30, 2013, compared to $220,665 for the prior year, a decrease of $131,254. Approximately $70,000 of the decrease was due to decreased borrowing on the credit line for North American operations with Silicon Valley Bank which provides a $4 million revolving line of credit secured by all of our assets, excluding TAAG’s assets. The remaining balance of approximately $60,000 was due to reduced interest expense from capital leases of printing equipment at TAAG. We expect interest expense to decrease slightly during the 2014 fiscal year.

Income Tax Benefit

During the year ended June 30, 2013, we recorded an income tax benefit of $1,671 as a result of refunds of prior years’ state income tax payments.

During the year ended June 30, 2012, we recorded an income tax benefit of $350,000 to reduce the deferred tax liability recorded upon the acquisition of TAAG that was related to the intangible assets of TAAG written off in 2012.

Net Income (Loss)

	Years Ended June 30,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Net Income (Loss):
North American Operations	$(70,240)	$(3,543,159)	$3,472,919	(98.0)%
TAAG (France)	262,162	(2,989,130)	3,251,292	(108.8)%
Total net income (loss)	$191,922	$(6,532,289)	$6,724,211	(102.9)%

Net income from North American operations increased $3.5 million or 98%, for the year ended June 30, 2013 compared to the prior year, primarily due to increased gross profit and decreased operating expenses as described above.

Net income from TAAG increased $3.3 million or 109%, for the year ended June 30, 2013 compared to the prior year, primarily due to decreased operating expenses as described above, and a gain on sale of equipment of approximately $450,000.

Liquidity and Capital Resources

	Years Ended June 30,
Consolidated Statements of Cash Flow Data:	2013	2012
Net cash provided by (used in) operating activities	$(95,838)	$1,968,462
Net cash provided by (used in) investing activities	$451,020	$(409,957)
Net cash used in financing activities	$(1,789,750)	$(1,488,373)

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $10,350,000, none of which was raised in the fiscal year ended June 30, 2013.

As of June 30, 2013, we had cash and cash equivalents of $1,699,969, compared to $3,150,978 as of June 30, 2012, a decrease of $1,451,009. This decrease is primarily attributable to a decrease in accounts payable of $2,257,735, payments under line of credit of $1,000,000, and payments of capital lease obligations of $738,783, partially offset by a decrease of accounts receivable of $1,132,754 and proceeds from sale of fixed assets of $573,574.

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of June 30, 2013, we had an accumulated deficit of $13,992,238. For our fiscal years ended June 30, 2013 and 2012, we earned net income of $191,922, and incurred net loss of $6,532,289, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may never sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

North American Operations (Reprints Desk)

We believe that our current cash resources and cash flow from our North American operations will be sufficient to sustain current North American operations for the next twelve months. We expect to continue to produce cash from North American operating activities; however, there are no assurances that such results will be achieved. We are currently negotiating to renew our line of credit with SVB, however, if the line of credit is not renewed we believe it will not have a material effect on North American operations or liquidity.

TAAG (France)

We believe that our current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the year ended June 30, 2013, TAAG earned net income from operations of $335,272, and at June 30, 2013, had a working capital deficiency of approximately $1,200,000. In addition, approximately $420,000 of payroll and VAT taxes were delinquent at June 30, 2013. Effective June 30, 2013, we contributed a loan receivable from TAAG totaling $1,009,115 to TAAG’s capital to improve TAAG’s liquidity. Our line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG has stabilized, however, significant net losses in prior years have been incurred. Our overall strategy is to improve TAAG’s revenue, operations, and profitability. As a result, we have, and continue to, perform financial and operational analysis on TAAG. We have replaced all executive and accounting management at TAAG and hired a new executive manager and engaged a professional accounting services firm to ensure these improvements, however, there is no assurance that such results will be achieved. In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of a $50,000 guarantee by us in favor of the landlord on the facility lease. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG. As a result, during the year ended June 30, 2012, we determined that the recorded values of goodwill of $1,344,219 and intangible assets with a remaining net book value of $617,757 that arose upon the acquisition of TAAG were impaired. Accordingly, during the year ended June 30, 2012, we recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets, offset by the elimination of the earnout liability of $359,338 which we estimate will no longer be payable.  In addition, we also recorded an income tax benefit of $350,000 to reduce the deferred tax liability recorded upon the acquisition of TAAG that was related to the intangible assets of TAAG written off in 2012.

Operating Activities

Our net cash used in operating activities was $95,838 for the year ended June 30, 2013 and resulted primarily from a decrease in accounts payable of $2,257,735, partially offset by a decrease of accounts receivable of $1,132,754 and non-cash depreciation and amortization of $617,898.

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

Investing Activities

Our net cash provided by investing activities was $451,020 for the year ended June 30, 2013 and resulted primarily from the proceeds from sale of fixed assets.

Our net cash used in investing activities was $409,957 for the year ended June 30, 2012 and resulted primarily from the purchase of intangible assets and property and equipment.

Financing Activities

Our net cash used in financing activities was $1,789,750 for the year ended June 30, 2013 and resulted primarily from payments under line of credit of $1,000,000 and payments of capital lease obligations of $738,783.

Our net cash used in financing activities was $1,488,373 for the year ended June 30, 2012 and resulted primarily from payments of capital lease obligations of $868,006 and payments under line of credit of $748,673.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  The SVB line of credit bears interest at the prime rate plus 2.5% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect.  The interest rate on the line of credit was 6.5% as of June 30, 2013.  The line of credit is secured by all of our company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2013.  The balance outstanding as of June 30, 2013 and June 30, 2012 was $0 and $1,000,000, respectively.  As of June 30, 2013 and 2012, approximately $2,000,000 and $1,875,000, respectively, of available credit was unused under the line of credit.

Our company, through TAAG, has factoring agreements with ABN Amro (“ABN”) and Credit Cooperatif for working capital and credit administration purposes.  Under the agreements, the factors purchase trade accounts receivable assigned to them by us.  The accounts are sold (with recourse) at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in our custody and control and we maintain all credit risk on those accounts.

Under the agreement with ABN, we can borrow up to approximately $1.3 million (Euro 1,000,000), limited to 40% of our trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 1.74% per annum at June 30, 2013. As of June 30, 2013 and 2012, $165,971 and $197,039 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, we can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement.  The fee charged for the obligations outstanding as of June 30, 2013 was approximately 5%. As of June 30, 2013 and 2012, $246,221 and $256,636 was due to Credit Cooperatif, respectively, that relate to funds paid to the Company not yet returned to the factor.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Non-U.S. GAAP Measure – Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. We define Adjusted EBITDA as net income (loss) from operations, plus depreciation and amortization, stock-based compensation, impairment of acquired intangibles and goodwill, loss on facility sublease, and (gain) loss on sale of fixed assets. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to income (loss) from operations for the years ended June 30, 2013 and 2012:

	Years Ended June 30,
	2013	2012
Income (loss) from operations	$363,685	$(6,652,693)
Add (deduct):
Depreciation and amortization	617,898	1,529,222
Stock-based compensation	386,563	203,540
Impairment of acquired intangibles and goodwill	-	2,514,161
Loss on facility sublease	233,015	-
(Gain) loss on sale of fixed assets	(476,904)	315
Adjusted EBITDA	$1,124,257	$(2,405,455)

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan, in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool which includes, among others, the following:

⋅	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
⋅	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
⋅	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
⋅
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Recently Issued Accounting Pronouncements

                For information about recently issued accounting standards, refer to Note 2 to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

               Not required.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Research Solutions, Inc. and Subsidiaries
Encino, California

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc., formerly Derycz Scientific, Inc., (the “Company”) and Subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Research Solutions, Inc. and Subsidiaries as of June 30, 2013 and 2012 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg and Company, P.A

September 30, 2013
Los Angeles, California

Research Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	June 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,699,969	$3,150,978
Accounts receivable:
Trade receivables, net of allowance of $211,743 and $163,455, respectively	4,966,717	6,099,471
Due from factor	165,971	197,039
Inventory	171,682	363,641
Prepaid expenses and other current assets	327,532	175,223
Prepaid royalties	351,852	415,339
Total current assets	7,683,723	10,401,691

Other assets:
Property and equipment, net of accumulated depreciation of $1,094,953 and $1,369,782, respectively	831,231	1,294,517
Intangible assets, net of accumulated amortization of $308,245 and $189,783, respectively	123,482	65,510
Deposits and other assets	286,073	244,202
Total assets	$8,924,509	$12,005,920

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$7,530,034	$9,554,754
Capital lease obligations, current	221,461	640,116
Notes payable, current	55,293	53,452
Due to factor	246,221	256,636
Line of credit	-	1,000,000
Deferred revenue	53,216	68,901
Total current liabilities	8,106,225	11,573,859

Long term liabilities:
Notes payable, long term	11,059	53,452
Capital lease obligations, long term	493,045	813,173
Total liabilities	8,610,329	12,440,484

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 16,970,465 and 17,069,437 shares issued and outstanding, respectively	16,970	17,069
Additional paid-in capital	14,213,443	13,671,873
Accumulated deficit	(13,992,238)	(14,184,160)
Accumulated other comprehensive income	76,005	60,654
Total stockholders’ equity (deficiency)	314,180	(434,564)
Total liabilities and stockholders’ equity (deficiency)	$8,924,509	$12,005,920

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Years ended
	June 30,
	2013	2012

Revenue	$45,498,526	$42,818,541
Cost of revenue	35,948,380	34,778,307
Gross profit	9,550,146	8,040,234

Operating expenses:
Selling, general and administrative	8,839,428	10,722,321
Depreciation and amortization	590,922	1,456,130
Impairment loss related to the acquisition of TAAG	-	1,602,638
Impairment loss on intangible assets related to intellectual property licenses	-	688,138
Impairment loss related to the acquisition of Pools Press	-	223,385
Loss on facility sublease	233,015	-
(Gain) loss on sale of fixed assets	(476,904)	315
Total operating expenses	9,186,461	14,692,927
Income (loss) from operations	363,685	(6,652,693)

Other income (expenses):
Interest expense	(89,411)	(220,665)
Other income (expense)	(84,023)	18,963
Total other expense	(173,434)	(201,702)
Income (loss) before income tax benefit	190,251	(6,854,395)
Income tax benefit	1,671	322,106

Net income (loss)	191,922	(6,532,289)
Other comprehensive income:
Foreign currency translation	15,351	72,244
Comprehensive income (loss)	$207,273	$(6,460,045)

Net income (loss) per common share:
Basic	$0.01	$(0.38)
Diluted	$0.01	$(0.38)

Weighted average shares outstanding:
Basic	17,123,460	17,045,824
Diluted	17,262,652	17,045,824

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Deficiency)
For the Years Ended June 30, 2013 and 2012

			Additional		Other	Total Stockholders'
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficiency)

Balance, July 1, 2011	16,822,509	$16,823	$13,468,580	$(7,651,871)	$(11,590)	$5,821,942

Fair value of vested stock options	-	-	175,951	-	-	175,951

Common shares issued upon exercise of warrants	246,928	246	(246)	-	-	-

Fair value of warrants issued for services	-	-	210,712	-	-	210,712

Adjustment to fair value of warrants granted to consultants	-	-	(447,838)	-	-	(447,838)

Fair value of warrant extensions	-	-	264,714	-	-	264,714

Net loss for the period	-	-	-	(6,532,289)	-	(6,532,289)

Foreign currency translation	-	-	-	-	72,244	72,244

Balance, June 30, 2012	17,069,437	17,069	13,671,873	(14,184,160)	60,654	(434,564)

Fair value of vested stock options	-	-	323,776	-	-	323,776

Common shares issued upon exercise of stock options	21,766	22	(22)	-	-	-

Fair value of common shares issued for customer list	182,244	182	154,726	-	-	154,908

Common shares retired	(336,921)	(337)	337	-	-	-

Fair value of common stock issued for services	33,939	34	62,753	-	-	62,787

Net income for the period	-	-	-	191,922	-	191,922

Foreign currency translation	-	-	-	-	15,351	15,351

Balance, June 30, 2013	16,970,465	$16,970	$14,213,443	$(13,992,238)	$76,005	$314,180

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2013	2012

Cash flow from operating activities:
Net income (loss)	$191,922	$(6,532,289)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	617,898	1,529,222
Fair value of vested stock options	323,776	175,951
Fair value of warrants issued for services, net of adjustment	-	(237,126)
Fair value of warrant extensions	-	264,714
Fair value of common stock issued for services	62,787	-
(Gain) loss on sale of fixed assets	(476,904)	315
Impairment loss related to the acquisition of TAAG	-	1,602,638
Impairment loss on intangible assets related to intellectual property licenses	-	688,138
Impairment loss related to the acquisition of Pools Press	-	223,385
Deferred income tax liability	-	(350,000)
Loss on facility sublease	233,015	-

Changes in assets and liabilities:
Accounts receivable	1,132,754	591,191
Inventory	191,959	395,866
Due from factor	31,068	159,501
Prepaid expenses and other current assets	(152,309)	141,788
Prepaid royalties	63,487	830,533
Deposits and other assets	(41,871)	64,755
Accounts payable and accrued expenses	(2,257,735)	2,509,219
Deferred revenue	(15,685)	(89,339)
Net cash provided by (used in) operating activities	(95,838)	1,968,462

Cash flow from investing activities:
Purchase of property and equipment	(101,028)	(183,108)
Purchase of intangible assets	(21,526)	(227,599)
Proceeds from sale of fixed assets	573,574	750
Net cash provided by (used in) investing activities	451,020	(409,957)

Cash flow from financing activities:
Advances (payments) to factor	(10,415)	256,636
Payment of notes payable	(40,552)	(56,428)
Payment of capital lease obligations	(738,783)	(868,006)
Payment of related parties	-	(71,902)
Advances (payments) under line of credit	(1,000,000)	(748,673)
Net cash used in financing activities	(1,789,750)	(1,488,373)

Effect of exchange rate changes	(16,441)	212,586
Net increase (decrease) in cash and cash equivalents	(1,451,009)	282,718
Cash and cash equivalents, beginning of period	3,150,978	2,868,260
Cash and cash equivalents, end of period	$1,699,969	$3,150,978

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended
	June 30,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$(1,671)	$27,894
Cash paid for interest	$89,411	$220,665

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of customer list through the issuance of common shares	$154,908	$-
Capital lease obligation incurred for purchase of equipment	$-	$375,722

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2013 and 2012

Note 1. Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on November 2, 2006.  On March 4, 2013, the Company consummated a merger with DYSC Subsidiary Corporation, the Company’s wholly-owned subsidiary, pursuant to which the Company, in connection with such merger, amended its Articles of Incorporation to change its name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.). Research Solutions, Inc. is a publicly traded holding company with three wholly owned subsidiaries: Reprints Desk, Inc., a Delaware corporation (“Reprints Desk”); Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico; and Techniques Appliquées aux Arts Graphiques, S.p.A. (“TAAG”), an entity organized under the laws of France.

Nature of Business

Our mission is to provide research solutions that facilitate the flow of information from the publishers of scientific, technical, and medical (“STM”) content to enterprise customers in life science and other research intensive organizations around the world. We provide customers with access to hundreds of thousands of newly published articles each year in addition to the tens of millions of existing articles that have been published in the past, helping them to identify the most useful and relevant content for their activities. In addition to serving end users of content, we also serve STM publishers by insuring compliance with applicable copyright laws. We have developed proprietary software and Internet-based interfaces that allow customers to find, electronically receive and legally use the content that is critical to their research.

We provide three types of solutions to our customers: research solutions, marketing solutions, and printing solutions.

Research Solutions

Researchers and regulatory personnel in life science and other research intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as “Single Article Delivery” or “Document Delivery.” We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have developed proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and maximize the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information. In some cases, our proprietary software allows us to fully automate the order fulfillment process. Our services alleviate the need for our customers to develop internal systems or contact multiple content publishers in order to obtain the content that is critical to their research.

Marketing Solutions

Marketing departments in life science and other research intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints.” They generally supply Reprints to doctors who may prescribe their products and at conferences. We are responsible for the printing and delivery of Reprint orders, and we also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. Whenever possible, we utilize TAAG for printing and logistics. Electronic copies, called “ePrints,” are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increase the efficiency of our customers’ content purchases by transitioning from paper reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life sciences industry.

Printing Solutions

Our printing solutions, exclusively performed by TAAG, our French operating subsidiary, include a variety of hard copy, professionally printed materials that are used for retail and marketing purposes, including Reprints, as well as regulatory sensitive marketing materials and clinical trial kits.

Liquidity

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of June 30, 2013, we had an accumulated deficit of $13,992,238 and stockholders’ equity of $314,180. For our fiscal years ended June 30, 2013 and 2012, we earned net income of $191,922, and incurred net loss of $6,532,289, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may never sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

North American Operations (Reprints Desk)

The Company believes that its current cash resources and cash flow from our North American operations will be sufficient to sustain current North American operations for the next twelve months.  The Company expects to continue to produce cash from North American operating activities; however, there are no assurances that such results will be achieved.  The Company is currently negotiating to renew the line of credit with SVB, however, if the line of credit is not renewed management believes it will not have a material effect on North American operations or liquidity.

TAAG (France)

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the year ended June 30, 2013, TAAG earned net income from operations of $335,272, and at June 30, 2013, had a working capital deficiency of approximately $1,200,000. In addition, approximately $420,000 of payroll and VAT taxes were delinquent at June 30, 2013. Effective June 30, 2013, the Company contributed a loan receivable from TAAG totaling $1,009,115 to TAAG’s capital to improve TAAG’s liquidity. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to $50,000 and no additional financing for TAAG is in place. Revenue from TAAG has stabilized, however, significant net losses in prior years have been incurred. Our overall strategy is to improve TAAG’s revenue, operations, and profitability. As a result, we have, and continue to, perform financial and operational analysis on TAAG. We have replaced all executive and accounting management at TAAG and hired a new executive manager and engaged a professional accounting services firm to ensure these improvements, however, there is no assurance that such results will be achieved. In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of a $50,000 guarantee by the Company in favor of the landlord on the facility lease. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG. As a result, during the year ended June 30, 2012, the Company determined that the recorded values of goodwill of $1,344,219 and intangible assets with a remaining net book value of $617,757 that arose upon the acquisition of TAAG were impaired. Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets, offset by the elimination of the earnout liability of $359,338 which we estimate will no longer be payable.  In addition, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability recorded upon the acquisition of TAAG that was related to the intangible assets of TAAG written off in 2012.

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2013 or 2012.

Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The Company established an allowance for doubtful accounts of $211,743 and $163,455 as of June 30, 2013 and 2012, respectively.

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

Cash denominated in Euros with a US Dollar equivalent of $393,093 and $763,462 at June 30, 2013 and 2012, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes accounts receivable concentrations:

	As of June 30,
	2013	2012
Customer A	11%	18%

The following table summarizes revenue concentrations:

	Twelve Months Ended June 30,
	2013	2012
Customer A	11%	11%
Customer B	14%		*

The following table summarizes vendor concentrations:

	Twelve Months Ended June 30,
	2013	2012
Vendor A	22%	*
Vendor B	16%	18%
Vendor C	11%	12%
Vendor D	*	13%

* Less than 10%

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations.

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

As of June 30, 2013, the Company determined that there were no indicators of impairment of its recorded intangible assets.

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

Revenue Recognition

The Company’s policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing three types of services to our customers: Single Article Delivery, Reprints and ePrints, and Printing and Logistics services.

Single Article Delivery

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have non-exclusive arrangements with numerous content publishers that allow us to distribute their content. Many of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though Single Article Delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow. We also help customers connect to free content on the Internet when available. The Company recognizes revenue from Single Article Delivery services upon delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Reprints and ePrints

We charge a transactional fee for each Reprint or ePrint order and are responsible for printing and delivery of Reprint orders, and the electronic delivery and, in some cases, the electronic delivery mechanism of ePrint orders. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. When possible, we obtain the right to print the order from the content publisher, and utilize TAAG for printing and logistics. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements. The Company recognizes revenue from reprints and ePrints services upon shipment or electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Printing and Logistics Services

We charge a transactional fee for each order of hard copy printed material. We are responsible for printing and delivering the order. Printing and Logistics services are exclusively performed by TAAG. The Company recognizes revenue from printing services when the printed materials have been shipped to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with Topic 505 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Net Income (Loss) Per Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include stock options and warrants. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted net loss per common share is the same for all periods presented with a net loss because all warrants and stock options outstanding are anti-dilutive.

The calculation of basic and diluted net income (loss) per share is presented below:

	As of June 30,
	2013	2012
Numerator:
Net income (loss)	$191,922	$(6,532,289)

Denominator:
Weighted average shares outstanding (basic)	17,123,460	17,045,824
Effect of diluted securities	139,192	-
Weighted average shares outstanding (diluted)	17,262,652	17,045,824

Earnings loss per share:
Basic	$0.01	$(0.38)
Diluted	$0.01	$(0.38)

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

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05 Topic 830, “Foreign Currency Matters” (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s unaudited condensed consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Impairment Loss Related to the Acquisition of TAAG

On March 31, 2011, the Company entered into an agreement with Fimmotaag, S.p.A. (“Fimmotaag”), a privately held company domiciled in France, pursuant to which the Company acquired 100% of the issued and outstanding common stock of TAAG in exchange for 336,921 shares of the Company’s common stock in addition to future payments payable at the option of Fimmotaag in cash or the Company’s common stock under the terms of the purchase agreement.

 During the year ended June 30, 2012, the Company determined that the recorded values of goodwill of $1,344,219 and intangible assets with a remaining net book value of $617,757 that arose upon the acquisition of TAAG were impaired due to continued net losses, and cash resources and cash flow that may not be sufficient to sustain operations. Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $1,602,638 that represents the impairment of the goodwill and the unamortized value of intangible assets, offset by the elimination of the earnout liability of $359,338 which the Company estimates will no longer be payable. In addition, during the year ended June 30, 2012, the Company also recorded an income tax benefit of $350,000 to reduce the deferred tax liability created upon the acquisition of TAAG that management determined was no longer necessary.

On March 28, 2013, the Company entered into a Settlement Agreement with Fimmotaag and its 2 principal owners (the “Settlement Agreement”), pursuant to which Fimmotaag agreed to return 336,921 shares of the Company’s common stock to the Company and to forego future payments payable to Fimmotaag by the Company pursuant to the terms of the agreement under which the Company acquired TAAG from Fimmotaag.

Note 4. Impairment Loss Related to the Acquisition of Pools Press

During the year ended June 30, 2012, the Pools Press subsidiary continued to have losses, and the Company merged the operations of Pools Press into Reprints Desk. At that time, the Company determined that it would no longer be practical to measure the operations of Pools Press. Accordingly, the Company determined that the recorded value of goodwill of $233,385 that arose upon the acquisition of Pools Press should be impaired based upon its prior losses. Accordingly, during the year ended June 30, 2012, the Company recorded an impairment loss of $233,385 that represents the impairment of the goodwill. Pools provided printing services, specializing in reprints, until operations were discontinued in June 2013.

Note 5. Property and Equipment

Property and equipment consists of the following as of June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Computer equipment	$320,328	$296,492
Software	236,920	236,099
Printing equipment	1,206,908	1,953,791
Furniture and fixtures	162,028	169,696
Autos and vans	-	8,221
Total	1,926,184	2,664,299
Less accumulated depreciation	(1,094,953)	(1,369,782)
Net, Property and equipment	$831,231	$1,294,517

Printing equipment includes $1,104,271 and $1,637,743 of equipment under capital leases as of June 30, 2013 and 2012, respectively, and related accumulated depreciation of $541,087 and $768,625 in the same respective periods.

Depreciation expense for the years ended June 30, 2013 and 2012 was $499,440 and $784,933, respectively, with $26,976 and $68,658 recorded under cost of revenue in the same respective periods.

                During the year ended June 30, 2013, the gain on sale of fixed assets consisted primarily of TAAG’s sale of printing equipment with a net book value of $37,322 for a gain of $457,544.

Note 6. Intangible Assets

Intangible assets consist of customer lists which are amortized over an estimated useful life of 2 years, and intellectual property licenses, which are amortized over an estimated useful life of 7 years.

As of June 30, 2013, the Company determined that there were no indicators of impairment of its recorded intangible assets.

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

On November 1, 2012, the Company purchased a customer list for 182,244 shares of common stock valued at approximately $200,000, and an earnout of up to 6.5% of revenue derived from the customer list over a two year period. The customer list is being amortized using an accelerated method that management presently estimates matches the utilization of the list over an estimated useful life of 2 years.

Intangible assets consist of the following as of June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Customer lists	$415,302	$238,868
Intellectual property licenses	16,425	16,425
Total	431,727	255,293
Less accumulated amortization	(308,245)	(189,783)
Net, Intangible assets	$123,482	$65,510

Note 7. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a $4,000,000 revolving line of credit that matures on October 31, 2013.  On February 8, 2012, the Company entered into an Amendment to the Loan and Security Agreement pursuant to which SVB waived our failure to comply with the minimum tangible net worth financial covenant set forth in the Loan Agreement for the compliance period ending December 31, 2011, the parties agreed to amend the minimum tangible net worth required for various periods in calendar year 2012, and the parties agreed that the principal amount outstanding under the revolving line shall accrue interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 4.5% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of June 30, 2013.  The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

The line of credit is subject to certain financial and performance covenants with which the Company was in compliance as of June 30, 2013.  The balance outstanding as of June 30, 2013 and 2012 was $0 and $1,000,000, respectively.  As of June 30, 2013 and 2012, approximately $2,000,000 and $1,875,000, respectively, of available credit was unused under the line of credit.

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

Under the agreement with ABN, the Company can borrow up to approximately $1,300,000 (Euro 1,000,000), limited to 40% of its trade accounts.  The factor fee is 0.26% of the customer invoice including VAT and interest is charged on the amount financed at the one month Euribor interest rate plus 1.2%. The interest rate under the agreement was 1.74% per annum at June 30, 2013. As of June 30, 2013 and 2012, $165,971 and $197,039 was due from ABN, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of June 30, 2013 was approximately 5%. As of June 30, 2013 and 2012, $246,221 and $256,636 was due to Credit Cooperatif, respectively, that relate to funds paid to the Company not yet returned to the factor.

Note 9. Notes payable

In 2008, TAAG entered into a loan agreement to which outstanding borrowings amounted to $66,352 and $106,904, at June 30, 2013 and 2012, respectively. The note requires quarterly principal and interest payments, bears interest at 6.11% percent per annum, is secured by all the assets of TAAG, and matures in September 2014.

Future principal payments under the note at June 30, 2013 are as follows:

Fiscal Year Ending June 30,	Amount
2014	$55,293
2015	11,059
Total future minimum principal payments	66,352
Less current portion	(55,293)
Long-term portion	$11,059

Note 10. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 15, 2012, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 1,500,000 to 3,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 1,187,829 shares available for grant under the Plan as of June 30, 2013. All current stock option grants are made under the 2007 Equity Compensation Plan.

The majority of awards issued under the Plan vest immediately or over three years, with a one year cliff vesting period, and have a term of ten years. Stock-based compensation cost is measured at the grant date, based on the fair value of the awards that are ultimately expected to vest, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2011	1,439,000	$1.23	1,153,000	$1.24	286,000	$1.21
Granted	288,000	1.42	68,833	1.79	219,167	1.30
Options vesting	-	-	134,833	1.20	(134,833)	1.20
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	(255,833)	1.21	(215,000)	1.25	(40,833)	1.02
Outstanding at June 30, 2012	1,471,167	1.27	1,141,666	1.27	329,501	1.29
Granted	387,898	1.19	183,898	1.14	204,000	1.24
Options vesting	-	-	193,333	1.25	(193,333)	1.25
Exercised	(85,333)	1.04	(85,333)	1.04	-	-
Forfeited/Cancelled	(80,834)	1.82	(80,834)	1.82	-	-
Outstanding at June 30, 2013	1,692,898	$1.24	1,352,730	$1.23	340,168	$1.29

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2013 and 2012.

	Years Ended June 30,
	2013	2012
Expected dividend yield	0%	0%
Risk-free interest rate	0.67% - 1.08%	0.87% - 1.95%
Expected life (in years)	5 - 6	5 - 6
Expected volatility	130% - 133%	144% - 148%

The weighted average remaining contractual life of all options outstanding as of June 30, 2013 was 7.11 years. The remaining contractual life for options vested and exercisable at June 30, 2013 was 6.57 years. Furthermore, the aggregate intrinsic value of all options outstanding as of June 30, 2013 was $984,606, and the aggregate intrinsic value of options vested and exercisable at June 30, 2013 was $803,456, in each case based on the fair value of the Company’s common stock on June 30, 2013. The total fair value of options vested during the year ended June 30, 2013 was $323,776 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of June 30, 2013, the amount of unvested compensation related to these options was $283,099 which will be recorded as an expense in future periods as the options vest.

On July 20, 2012, a former employee exercised options to purchase 73,333 shares of the Company’s common stock on a cashless basis. The Company issued 17,844 shares of common stock as a result of the exercise. In addition, on June 25, 2013, a former employee exercised options to purchase 12,000 shares of the Company’s common stock on a cashless basis. The Company issued 3,922 shares of common stock as a result of the exercise.

Additional information regarding stock options outstanding and exercisable as of June 30, 2013 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$1.00	347,000	5.91	347,000
1.02	287,000	7.08	287,000
1.07	53,898	9.30	33,898
1.15	278,000	9.61	150,000
1.25	32,000	9.63	-
1.30	263,000	8.68	131,500
1.50	380,000	4.56	380,000
1.85	24,000	9.89	-
3.00	15,000	7.54	12,500
3.05	10,000	7.62	8,332
3.65	3,000	7.73	2,500
Total	1,692,898		1,352,730

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2011	2,894,684	$1.98
Granted	155,000	1.27
Exercised	(462,502)	1.35
Expired	(11,000)	1.50
Outstanding, June 30, 2012	2,576,182	2.06
Granted	-	-
Exercised	-	-
Expired	(200,009)	2.00
Outstanding, June 30, 2013	2,376,173	$2.06
Exercisable, June 30, 2012	2,576,182	$2.06
Exercisable, June 30, 2013	2,376,173	$2.06

The intrinsic value for all warrants outstanding as of June 30, 2013 was $190,667, based on the fair value of the Company’s common stock on June 30, 2013.

On July 1, 2011, the Company issued warrants to purchase an aggregate of 5,000 shares of the Company’s common stock to two consultants in exchange for services. All of these warrants vested immediately and expire on July 1, 2016. 2,500 of the warrants have an exercise price of $3.50 per share, and 2,500 of the warrants have an exercise price of $4.00 per share. The fair value of the warrants, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $8,614, and was charged to operations during the year ended June 30, 2012. The fair value of the warrants was calculated using the following assumptions: term of 5 years; expected volatility of 73%; no dividend yield, and risk-free interest rate of 0.92%.

On July 17, 2011, the Company agreed to extend to July 17, 2012 the expiration date of then outstanding warrants to purchase 200,009 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant holders agreed to relinquish the cashless exercise feature of the warrants in exchange for the extension of the expiration date. On July 17, 2011, the fair value of the warrant extension, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $264,714, and was charged to operations during the year ended June 30, 2012. The fair value of the warrant extension was calculated using the following assumptions: term of 1 year; expected volatility of 73%; no dividend yield, and risk-free interest rate of  0.92%.

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

In November 2010, the Company issued to three members of the board of directors warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrants is subject to the following vesting schedule: 12,500 shares vested and became exercisable under the warrant on each of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. Each warrant expires on November 5, 2015. The fair market value of the warrants upon issuance was $161,304 calculated using a Black-Scholes option pricing model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 73%, and an expected term of the warrants of 4 years. Stock based compensation cost of $40,326 was recorded during the year ended June 30, 2012 for warrants vesting during the period.

On August 4, 2011, warrant holders exercised warrants to purchase 462,502 shares of the Company’s common stock on a cashless basis. The Company issued 246,928 shares of common stock as a result of those exercises.

On December 19, 2011, the Company issued to three members of the board of directors warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.19 per share. All of the warrants vested immediately and expire on December 19, 2021. The fair market value of the warrants upon issuance was $161,773 calculated using a Black-Scholes option pricing model with the following assumptions; no dividend yield, risk free interest rate of 1.95%, expected volatility of 148%, and an expected term of the warrants of 5 years. Stock based compensation cost of $161,773 was recorded during the year ended June 30, 2012 for the issuance of these warrants.

Additional information regarding warrants outstanding and exercisable as of June 30, 2013 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	8.48	150,000
1.25	150,000	2.35	150,000
1.75	333,331	1.39	333,331
2.00	1,081,175	0.33	1,081,175
2.25	266,667	1.48	266,667
3.00	390,000	0.63	390,000
3.50	2,500	3.01	2,500
4.00	2,500	3.01	2,500
Total	2,376,173		2,376,173

Issuance of Common Stock

On May 20, 2013, the Company issued 33,913 shares of common stock to employees. The grant date fair value of these shares was $1.85 per share. The fair value of restricted stock awards is estimated by market price of our common stock on the date of grant. Stock based compensation expense for these awards was determined based on the grant date fair value applied to the total number of shares awarded. Stock based compensation expense of $62,787 was recorded during the year ended June 30, 2013 for these restricted stock awards, and, as of June 30, 2013, there was no associated unrecognized compensation expense.

Note 11. Contingencies and Commitments

               Operating Leases for Facilities

The Company leases executive offices in Encino, California in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $4,820 and $5,115 through May 2015, and is being accounted for by the Company on a straight-line basis over the term of the lease.

The Company leases a printing facility, of which operations were discontinued in June 2013, in Northbrook, Illinois in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments between $8,250 and $8,500 through May 2016, and is being accounted for by the Company on a straight-line basis over the term of the lease. In addition to monthly rentals, the lease requires the payment of real estate taxes and maintenance. On March 24, 2013, we entered into an agreement to sublease the facility to a third party effective April 1, 2013. The sublease calls for monthly rental proceeds of $4,265 from June 2013 to August 2013, and $6,300 from September 2013 to May 2016. The amount of the expected rental proceeds from the sublease will be $233,015 less than the amount the Company is contractually obligated to pay under the lease agreement. The deficiency of the expected sublease income over the remaining contractual rent liability was recorded as loss on facility sublease during the year ended June 30, 2013.

TAAG leases a printing facility and offices in France, in accordance with the terms of a non-cancelable operating lease agreement. The lease, as amended, requires monthly payments of approximately $20,000 (€15,417) through December 2019. The Company has guaranteed approximately $50,000 (€40,000) in favor of the landlord in connection with the lease.

The Company leases offices in Monterrey, Mexico in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments of approximately $1,300 (18,000 Mexican pesos) through July 2013, and is being accounted for by the Company on a straight-line basis over the term of the lease.

Rent, including real estate taxes, for the years ended June 30, 2013 and 2012 was $559,659 and $468,642, respectively.

               Capital Leases for Equipment

As of June 30, 2013, the Company also has four non-cancelable leases for printing machinery and equipment that are accounted for as capital leases, with aggregate monthly capital lease payments of approximately $27,500, including interest at rates between 4.75% and 5.9% per annum, through September 2016.

Annual future minimum lease payments under operating leases for facilities, net of sublease income, and capital leases for equipment as of June 30, 2013 are as follows:

Fiscal Year Ending June 30,	Operating Leases for Facilities, Net of Sublease Income	Capital Leases for Equipment
2014	$398,351	$328,116
2015	392,827	325,306
2016	331,177	89,925
2017	271,700	22,481
2018	271,700	-
Thereafter	407,550	-
Total minimum lease payments	$2,073,305	$765,828
Amounts representing interest		(51,322)
Total principal payments		714,506
Less: current portion		(221,461)
Long term portion		$493,045

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

On March 28, 2013, the Company entered into a Settlement Agreement with Fimmotaag and its 2 principal owners (the “Settlement Agreement”), pursuant to which Fimmotaag agreed to return 336,921 shares of the Company’s common stock to the Company and to forego future payments payable to Fimmotaag by the Company pursuant to the terms of the agreement under which the Company acquired TAAG from Fimmotaag. The 2 principal owners of Fimmotaag also agreed to pay 285,000 Euros that they personally guaranteed to TAAG’s landlord, of which TAAG will reimburse them 100,000 Euros. As a condition of the settlement, the Company placed 100,000 Euros in escrow, which will be applied to their share of the settlement, and has been recorded as a prepaid asset at June 30, 2013. The Settlement Agreement resolves the suit filed within the Commercial Court of Evry, France, by the Company in February 2013 against Fimmotaag and its 2 principal owners. The Company retired the returned shares in April 2013.

Note 12. Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Current
Federal	$-	$-
State	(1,671)	27,894
Deferred
Federal	-	-
Foreign	-	(350,000)
State	-	-
Provision for income tax expense (benefit)	$(1,671)	$(322,106)

During the year ended June 30, 2013, the Company recorded an income tax benefit of $1,671 as a result of refunds of prior years’ state income tax payments. During the year ended June 30, 2012, the Company recorded an income tax benefit of $350,000 to reduce the deferred tax liability recorded upon the acquisition of TAAG that was related to the intangible assets of TAAG written off in 2012.

               The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended June 30,
	2013	2012
Federal income tax rate	34.0%	(34.0)%
State tax, net of federal benefit	(5.0)%	(5.0)%
Permanent differences	625.0%	64.0%
Effect of reversal of deferred tax liability	-%	(4.7)%
Change in valuation allowance	(655.0)%	(25.0)%
Other	-%	-%
Effective income tax rate	(1.0)%	(4.7)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Deferred tax assets:
Federal net operating loss carryforward	$2,440,048	$2,369,983
State net operating loss carryforward	526,613	509,556
Intangibles amortization	235,956	212,680
Stock based compensation	731,316	599,884
Other	98,602	64,602
Total deferred tax assets	4,032,535	3,756,705
Deferred tax liability
Intangible Assets	-	-
Fixed asset depreciation	22,022	(1,566)
Net deferred tax assets	4,054,557	3,755,139
Less valuation allowance	(4,054,557)	(3,755,139)
	$-	$-

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2013 and 2012 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.  The net change in the valuation allowance for the year ended June 30, 2013 was an increase of $299,418.

At June 30, 2013 and 2012, the Company had federal net operating loss (“NOL”) carryforwards of approximately $7,200,000 and $7,000,000, respectively, and state NOL carryforwards of approximately $5,700,000 and $5,500,000, respectively. Federal NOLs could, if unused, expire in 2030. State NOLs, if unused, could expire in 2020.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2013 and 2012, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

               The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2008.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2013 and 2012, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2008 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 13. Geographical Information

As of June 30, 2013, the Company had two reportable diverse geographical concentrations:  North American Operations and TAAG, which operates in France.  Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Year Ended June 30, 2013		Year Ended June 30, 2012
	North American Operations	TAAG (France)	North American Operations	TAAG (France)

Revenue	$35,197,927	$10,300,599	$31,073,984	$11,744,557
Cost of revenue	29,808,254	6,140,126	27,677,462	7,100,845
Selling, general and administrative expenses	4,913,365	3,926,063	5,722,829	4,999,492
Depreciation and amortization	235,860	355,062	364,547	1,091,583
Impairment loss related to the acquisition of TAAG	-	-	-	1,602,638
Impairment loss on intangible assets related to intellectual property licenses	-	-	688,138	-
Impairment loss related to the acquisition of Pools Press	-	-	223,385	-
Loss on facility sublease	233,015	-	-	-
(Gain) loss on sale of fixed assets	(20,980)	(455,924)	315	-
Income (loss) from operations	$28,413	$335,272	$(3,602,692)	$(3,050,001)

	As of June 30, 2013		As of June 30, 2012
	North American Operations	TAAG (France)	North American Operations	TAAG (France)

Current assets	$5,536,474	$2,147,249	$7,765,813	$2,635,878
Property and equipment, net	189,596	641,635	300,831	993,686
Intangible assets, net	123,482	-	65,510	-
Other non-current assets	9,712	276,361	27,155	217,047
Total assets	$5,859,264	$3,065,245	$8,159,309	$3,846,611

Current liabilities	$4,732,746	$3,373,479	$7,468,482	$4,105,377
Long term liabilities	-	504,104	-	866,625
Equity	1,126,518	(812,338)	690,827	(1,125,391)
Total liabilities and equity	$5,859,264	$3,065,245	$8,159,309	$3,846,611

Note 14. Subsequent Events

On September 6, 2013, the Company issued 150,833 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $271,499 based on the market price of our common stock of $1.80 per share on the date of grant, which will be amortized over the three years vesting period.

On September 6, 2013, the Company granted an employee options to purchase 30,000 shares of the Company’s common stock at an exercise price of $1.80 per share. These shares vest over a three year period, with a one year cliff vesting period. The options expire on September 6, 2023. The aggregate fair value of the options was approximately $40,000 which will be amortized over the three years vesting period.

On September 23, 2013, the Company granted employees options to purchase 160,050 shares of the Company’s common stock at an exercise price of $1.80 per share. These shares vest over a three year period, with a one year cliff vesting period. The options expire on September 23, 2023. The aggregate fair value of the options was approximately $213,500 which will be amortized over the three years vesting period.

The Company failed to comply with the July 2013 minimum tangible net worth financial covenant set forth in the Loan and Security Agreement, as amended, with SVB. On September 18, 2013, SVB agreed to waive and reset the tangible net worth financial covenant from July 2013 through maturity on the line of credit.

In September 2013, TAAG terminated its factoring agreement with ABN and entered into a new factoring agreement with Natixis.  The terms of the new agreement are substantially the same to that of the old agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “Internal Control — Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2013.

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

Changes in Internal Controls Over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal year have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred. However, management believes the measures that have been implemented to remediate the material weakness previously identified at TAAG, namely replacing all executive and accounting management at TAAG, hiring a new executive manager and engaging a professional accounting services firm to prepare and review account reconciliations and perform a quarterly financial statement close in a timely manner, have had a material impact on our internal control over financial reporting, and anticipates that these measures and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors, their respective age, offices and positions, and dates of election or appointment:

Name	Age	Position	Date of Appointment
Peter Victor Derycz	51	Chief Executive Officer, President and Chairman of the Board	January 6, 2006
Alan Louis Urban	44	Chief Financial Officer and Secretary	November 3, 2011
Scott Ahlberg	50	Chief Operating Officer of Reprints Desk	July 1, 2007
Janice Peterson	65	Director, Chief Publisher Relations Officer of Reprints Desk	July 1, 2006
Gen. Merrill McPeak (1)(2)	77	Director	November 5, 2010
Scott Ogilvie (1)(3)	59	Director	November 5, 2010
Gregory Suess (1)(4)	41	Director	November 5, 2010

(1)	Member of Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee
(2)	Chairman of the Compensation Committee
(3)	Chairman of the Audit Committee
(4)	Chairman of the Nominating and Corporate Governance Committee

Business Experience Descriptions

Peter Victor Derycz – Chief Executive Officer, President and Chairman of the Board

Mr. Derycz founded Reprints Desk as its President in 2006. Mr. Derycz was a founder of Infotrieve, Inc. in 1989 and served as its President from February 2003 until September 2003. He served as the Chief Executive Officer of Puerto Luperon, Ltd. (Bahamas), a real estate development company, from January 2004 until December 2005. In January 2006, he was appointed to, and currently serves as a member of, the board of directors of Insignia Systems, Inc. (NASDAQ:ISIG), a consumer products advertising company. Mr. Derycz received a B.A. in Psychology from the University of California at Los Angeles. Our board of directors believes that Mr. Derycz’ familiarity with the Company’s day-to-day operations, his strategic vision for the Company’s business and his past leadership and management experience make him uniquely qualified to serve as a director.

Alan Louis Urban – Chief Financial Officer and Secretary

Mr. Urban has previously served in numerous senior management positions for emerging companies, including: Vice President of Finance and Treasurer for Infotrieve from 2000 to 2004; Chief Financial Officer of a leading online poker company from 2005 to 2006, where he led the global reorganization of the company; and Chief Financial Officer of ReachLocal, Inc. (NASDAQ:RLOC) from 2007 to 2009, an internet marketing company that ranked #1 on Deloitte’s Tech Fast 500 list. Mr. Urban has also held positions as an audit and tax manager in public accounting, and as an internal auditor. He holds a BS in Business, with a concentration in Accounting Theory and Practice, from California State University, Northridge and has been a Certified Public Accountant (currently inactive) since 1998.

Scott Ahlberg – Chief Operating Officer of Reprints Desk

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

Janice Peterson – Director, Chief Publisher Relations Officer of Reprints Desk

Ms. Peterson was Vice President for Content Development at Infotrieve, Inc. from 2000 to 2006 and Vice President for Publisher Relations and Content Development at RoweCom, formerly Faxon/Dawson, from 1997 to 2000. Ms. Peterson was at Academic Press (now Elsevier) for 14 years, where her last position was Fulfillment Director. Ms. Peterson is Past Chair of the Board of Directors for the National Information Standards Organization (NISO), and she is the past chair of the International Committee for EDI in Serials (ICEDIS). She has a degree in History from Whittier College and an M.A. in Asian Studies from California State College, San Diego. She joined Reprints Desk in 2006. Our board of directors believes that Ms. Peterson should serve as a director due to her extensive industry-specific knowledge and business experience, including a familiarity with the Company’s day-to-day operations.

General Merrill McPeak – Director

Gen. McPeak is President of McPeak and Associates, a company he founded in 1995. From 1990 until his retirement from active military service in late-1994, he was chief of staff of the U.S. Air Force. During this period, he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad. As a member of the Joint Chiefs of Staff, he and the other service chiefs were military advisors to the Secretary of Defense and the President. Gen. McPeak has been a director on the boards of a dozen publicly traded companies, including long service with the airline, TWA, and with the test and measurement company, Tektronix. He was for many years Chairman of the Board of ECC, International, until that company was acquired by Cubic Corporation. Currently, Gen. McPeak is a director of Gencorp. (NYSE:GY), Genesis Biopharma (OTC Markets:GNBP) and Miller Energy Resources, (NASDAQ:MILL). He is chairman of the board of Coast Plating, Inc., a California-based privately held provider of metal processing and finishing services and is a director of privately held NAVEX Global. Our board of directors concluded that Gen. McPeak should serve as a director in light of his demonstrated leadership abilities and years of experience serving on the boards of directors of numerous publicly traded corporations.

                Scott V. Ogilvie – Director

Mr. Ogilvie is currently the President of AFIN International, Inc., a private equity/business advisory firm, which he founded in 2006. Additionally, Mr. Ogilvie is Managing Director of Wirthlin Worldwide International, Wirthlin Worldwide Investors, LLC and Wirthlin, a Dentons Innovation Group Partnership, LLC, private equity strategic advisory firms. From 2006 to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, a strategic advisory company that brought strategic partners, expertise and investment capital to the Middle East and North Africa. Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he held from 2001 to 2007. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and technology companies. Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NYSE AMEX:CUR) and Genspera, Inc. (OTCBB:GNSZ).  Mr. Ogilvie received a BSBA-Finance degree from the University of Denver (1976), and a Juris Doctor degree from the University of California, Hastings College of Law (1979). In light of Mr. Ogilvie’s financial and executive experience, including his experience having served as a director and audit committee member of several public companies, our board of directors believes it to be in the Company’s best interests that Mr. Ogilvie serve as a director.

Gregory Suess – Director

Mr. Suess is a founding partner of ROAR, an entertainment and media focused management and consulting company formed in 2000. Since 1997, Mr. Suess has practiced with the law firm of Glaser, Weil, Fink, Jacobs, Howard, Avchen & Shapiro, LLP, where he is currently a Partner and focuses on general corporate law, media and entertainment. Mr. Suess holds a Bachelor of Science from the University of Southern California (Lloyd Greif Center for Entrepreneurial Studies), and holds a JD/MBA from Pepperdine University. Mr. Suess serves on the Boards of Directors of Wizard World, Inc. (OTCBB:WIZD) and Camp Southern Ground, Inc. Our board of directors believes that Mr. Suess is a valuable addition to our board of directors due to his business and educational background in management and finance, including his experience as a director of other companies and as an owner and officer of multiple businesses.

Term of Office and Family Relationships

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected by our board of directors and serve at its discretion. There are no family relationships among any of our executive officers or directors.

 Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed during the fiscal year ended June 30, 2013 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, other than Ms. Peterson and Messrs. McPeak, Ogilvie, Suess, Ahlberg, Derycz and Urban, each of whom did not timely file one Form 4 reporting one transaction, and Bristol Investment Fund Ltd., which did not timely file one Form 4 reporting two transactions.

Code of Ethics

We have adopted a written code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or persons performing similar functions. We have posted a copy of the code in the Corporate Governance – Code of Ethical Conduct section of our website, www.researchsolutions.com.

Item 11.  Executive Compensation

Compensation of Directors

             The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Year Ended June 30, 2013

Name	Fees earned or paid in cash ($)	Stock awards ($)	Warrant and Option Awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)
Gen. Merrill McPeak	12,000		34,500	(1)		-			46,500
Scott Ogilvie	12,000		34,500	(1)		-			46,500
Janice Peterson	-		-			-	221,428	(2)	221,428
Gregory Suess	12,000		34,500	(1)		-			46,500

(1)
Represents the grant date fair value of stock options granted on February 6, 2013 to purchase 50,000 shares of common stock at an exercise price of $1.15. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.08%; volatility of 132%; expected term of 5 years; and no dividend yield. The stock options vested immediately and expire on February 6, 2023.

(2)
Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $135,000, bonus in the amount of $59,400, grant date fair value of stock options of $12,672 (represents the grant date fair value of options granted on February 6, 2013 to purchase 17,600 shares of common stock at an exercise price of $1.15, estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.08%; volatility of 132%; expected term of 6 years; and no dividend yield; vesting over a three year period with a one year cliff vesting period and expiring on February 6, 2023), grant date fair value of restricted stock of $9,866 (represents the grant date fair value of 5,333 shares of restricted stock granted on May 20, 2013, estimated using the market price of our common stock at the date of grant, vesting over a three year period with a one year cliff vesting period, and subject to forfeiture if vesting conditions are not met), and other compensation in the amount of $4,490.

Compensation of Executive Officers

The following table summarizes all compensation for the last two fiscal years awarded to, earned by, or paid to our Chief Executive Officer (principal executive officer) and our two most highly compensated executive officers other than our CEO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Compensation of Executive Officers for Fiscal Years Ended June 30, 2013 and 2012

Name and principle Position	Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peter Victor Derycz	2013	240,000	108,000	-		50,560	(1)(2)	-	-	6,947	405,507
Chief Executive Officer and President	2012	240,000	-	-		-		-	-	5,296	245,296
Alan Louis Urban	2013	175,000	82,500	13,455	(3)	17,280	(4)	-	-	3,821	292,056
Chief Financial Officer	2012	104,906	-	-		125,000	(5)	-	-	3,786	233,692
Scott Ahlberg	2013	165,000	86,400	14,352	(6)	18,432	(7)	-	-	4,132	288,316
Chief Operating Officer, Reprints Desk	2012	60,000	281,000	-		-		-	-	6,983	347,983

(1)
Represents the grant date fair value of options granted on February 13, 2013 to purchase 32,000 shares of common stock at an exercise price of $1.25. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.08%; volatility of 132%; expected term of 6 years; and no dividend yield. The stock options vest over a three year period, with a one year cliff vesting period, and expire on February 13, 2023.

(2)
Represents the grant date fair value of options granted on May 20, 2013 to purchase 16,000 shares of common stock at an exercise price of $1.85. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.08%; volatility of 130%; expected term of 6 years; and no dividend yield. The stock options vest over a three year period, with a one year cliff vesting period, and expire on May 20, 2023.

(3)
Represents the grant date fair value of 7,273 shares of restricted stock granted on May 20, 2013. The grant date fair value was estimated using the market price of the Company’s common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met.

(4)
Represents the grant date fair value of options granted on February 6, 2013 to purchase 24,000 shares of common stock at an exercise price of $1.15. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.08%; volatility of 132%; expected term of 6 years; and no dividend yield. The stock options vest over a three year period, with a one year cliff vesting period, and expire on February 6, 2023

(5)
Represents the grant date fair value of options granted on March 5, 2012 to purchase 125,000 shares of common stock at an exercise price of $1.30. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 0.8%; volatility of 144%; expected term of 6 years; and no dividend yield. The stock options vest over a three year period, with a one year cliff vesting period, and expire on March 5, 2022.

(6)
Represents the grant date fair value of 7,758 shares of restricted stock granted on May 20, 2013. The grant date fair value was estimated using the market price of the Company’s common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met.

(7)
Represents the grant date fair value of options granted on February 6, 2013 to purchase 25,600 shares of common stock at an exercise price of $1.15. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.08%; volatility of 132%; expected term of 6 years; and no dividend yield.  The stock options vest over a three year period, with a one year cliff vesting period, and expire on February 6, 2023

Employment Agreements

Peter Victor Derycz

On July 1, 2010, we entered into an executive employment agreement with Mr. Derycz which was subsequently amended on July 26, 2013. Under the terms of the executive employment agreement, Mr. Derycz has agreed to serve as our Chief Executive Officer and President on an at-will basis. The term of the agreement ends on June 30, 2015. The agreement provides for a base salary of $276,000 per year. No part of Mr. Derycz’s salary is allocated to his duties as a director of our company.

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

Alan Louis Urban

On November 3, 2011, we entered into an executive employment agreement with Mr. Urban which was subsequently amended on July 26, 2013. Under the terms of the executive employment agreement, Mr. Urban has agreed to serve as our Chief Financial Officer on an at-will basis. The term of the agreement ends on June 30, 2015. The agreement provides for a base salary of $201,250 per year.

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

Scott Ahlberg

On July 1, 2010, we entered into an executive employment agreement with Mr. Ahlberg which was subsequently amended on July 26, 2013. Under the terms of the executive employment agreement, Mr. Ahlberg has agreed to serve as Chief Operating Officer of Reprints Desk on an at-will basis. The term of the agreement ends on June 30, 2015. The agreement provides for a base salary of $178,200 per year.

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

Janice Peterson

On July 1, 2010, we entered into an executive employment agreement with Ms. Peterson which was subsequently amended on July 26, 2013. Under the terms of the executive employment agreement, Ms. Peterson has agreed to serve as Chief Publisher Relations Officer of Reprints Desk on an at-will basis. The term of the agreement ends on June 30, 2015. The agreement provides for a base salary of $145,800 per year. No part of Ms. Peterson's salary is allocated to her duties as a director of our company.

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

Outstanding Equity Awards at Fiscal Year Ended June 30, 2013

The following table sets forth information regarding stock options and other stock awards (restricted stock) for each named executive officer as of June 30, 2013.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2013

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date (5)	Stock Awards: Number of shares of stock that have not vested (#)		Stock Awards: Market value of shares of stock that have not vested (6) ($)
Peter Victor Derycz	-	32,000	(1)	$1.25	2/13/2023	-		-
	-	16,000	(2)	$1.85	5/20/2023	-		-

Alan Louis Urban	100,000	-		$1.02	7/27/2020	-		-
	62,500	62,500	(3)	$1.30	3/5/2022	-		-
	-	24,000	(4)	$1.15	2/6/2023	-		-
	-	-		-	-	7,273	(2)	$13,455

Scott Ahlberg	75,000	-		$1.50	12/21/2017	-		-
	75,000	-		$1.00	5/28/2019	-		-
	20,000	-		$1.02	7/27/2020	-		-
	-	25,600	(4)	$1.15	2/6/2023	-		-
	-	-		-	-	7,758	(2)	$14,352

(1)	The stock options were granted on February 13, 2013 and vest over a three year period, with a one year cliff vesting period.
(2)	The stock options and restricted stock were granted on May 20, 2013 and vest over a three year period, with a one year cliff vesting period.
(3)	The stock options were granted on March 5, 2012 and vest over a three year period, with a one year cliff vesting period.
(4)	The stock options were granted on February 6, 2013 and vest over a three year period, with a one year cliff vesting period.
(5)	Stock options expire ten years from the grant date.
(6)	Based on a market closing price per share of common stock of $1.85 on May 20, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 23, 2013, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 23, 2013. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 5435 Balboa Blvd., Suite 202, Encino, California 91316. Applicable percentage ownership in the following table is based on 17,121,298 shares of common stock outstanding as of September 23, 2013 plus, for each person, any securities that person has the right to acquire within 60 days of September 23, 2013.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares
Greater than 5% Shareholder:
Bristol Investment Fund, Ltd. (1) (2) 69 Dr. Roy's Drive George Town, Grand Cayman Cayman Islands, KY1-1102	4,783,910	27.7%
Directors and Executive Officers:
Peter Victor Derycz (3)	4,033,333	23.6%
Alan Louis Urban (4)	254,195	1.5%
Scott Ahlberg (5)	216,235	1.3%
Janice Peterson (6)	223,666	1.3%
Gen. Merrill McPeak (7)	150,000	* %
Scott Ogilvie (7)	150,000	* %
Gregory Suess (7)	150,000	* %
All Directors and Executive Officers as a group (7 persons) (8)	5,177,429	28.6%

*	Less than 1%.
(1)	Paul Kessler exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd. and is the brother-in-law of Peter Victor Derycz.
(2)	Includes warrants to purchase 162,500 shares of common stock at an exercise price of $2.00 per share.
(3)
Includes 400,000 shares owned by the wife of Mr. Derycz and 4,905 shares owned by each of the four children of Mr. Derycz, and 33,333 shares of restricted stock. The restricted stock was granted on September 6, 2013, and vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(4)
Includes options to purchase 100,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 72,917 shares of common stock at an exercise price of $1.30 per share, 7,273 shares of restricted stock granted on May 20, 2013, and 25,833 shares of restricted stock granted on September 6, 2013. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(5)
Includes options to purchase 75,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 20,000 shares of common stock at an exercise price of $1.02 per share, 7,758 shares of restricted stock granted on May 20, 2013, and 26,667 shares of restricted stock granted on September 6, 2013. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(6)
Includes options to purchase 85,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 40,000 shares of common stock at an exercise price of $1.02 per share, 5,333 shares of restricted stock granted on May 20, 2013, and 18,333 shares of restricted stock granted on September 6, 2013. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(7)
Includes warrants to purchase 50,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, and options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share.

(8)
Includes warrants to purchase 150,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 150,000 shares of common stock at an exercise price of $1.19 per share, options to purchase 150,000 shares of common stock at $1.00 per share, options to purchase 160,000 shares of common stock at $1.02 per share, options to purchase 150,000 shares of common stock at $1.15 per share, options to purchase 72,917 shares of common stock at $1.30 per share and options to purchase 160,000 shares of common stock at $1.50 per share.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of our company.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 15, 2012, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 1,500,000 to 3,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. The following table provides information as of June 30, 2013 with respect to the Plan, which is the only compensation plan under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan)	1,726,837	(2)	$1.24	1,187,829
Equity compensation plans not approved by stockholders (warrants)	993,998		2.15	-
Total	2,720,835			1,187,829

               (1) The weighted average exercise price excludes restricted stock awards, which have no exercise price.
               (2) Includes 33,939 shares of restricted stock awarded to employees.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described herein, since July 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

⋅             in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

⋅             in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors has determined that Gen. McPeak, Mr. Ogilvie and Mr. Suess are independent directors as that term is defined by the applicable rules for companies traded on the NASDAQ Stock Market.  Each of them is also a member of our audit committee, compensation committee and nominating and governance committee, and each of them meets the NASDAQ Stock Market’s independence standards for members of such committees.  Our board of directors has determined that Mr. Ogilvie qualifies as an audit committee financial expert serving on our audit committee.

Item 14.  Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2013 and 2012.

	Year Ended June 30, 2013	Year Ended June 30, 2012
Audit Fees	$147,727	$268,874
Audit-Related Fees	-	-
Tax Fees	25,573	16,101
All Other Fees	-	-
Total	$173,300	$284,975

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2013 and 2012, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.  Exhibits and Financial Statements Schedules

(a)(1) Financial Statements.
The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 30, 2013, are incorporated by reference to Item 8 of this report.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: September 30, 2013		Chief Executive Officer (Principal
Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: September 30, 2013		Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Victor Derycz
Peter Victor Derycz	Chief Executive Officer (Principal Executive	September 30, 2013
Officer) and Chairman of the Board

/s/ Alan Louis Urban	Chief Financial Officer (Principal Financial
Alan Louis Urban	and Accounting Officer) and Secretary	September 30, 2013

/s/ Jan Peterson
Jan Peterson	Director	September 30, 2013

/s/ Merrill McPeak
Merrill McPeak	Director	September 30, 2013

/s/ Scott Ogilvie
Scott Ogilvie	Director	September 30, 2013

/s/ Gregory Suess
Gregory Suess	Director	September 30, 2013

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated November 13, 2006 (1)
2.2	English translation of Purchase Agreement executed by Research Solutions, Inc. (2)
2.3	English translation of Amendment to Purchase Agreement executed by Research Solutions, Inc. (2)
3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Merger Effective March 4, 2013 (14)
3.2	Amended and Restated Bylaws (15)
4.1	Form of Warrant (1)
4.2	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.25) (3)
4.3	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.75) (3)
4.4	Form of Common Stock Purchase Warrant dated November 5, 2010 (4) ++
4.5	Form of Common Stock Purchase Warrant dated November 17, 2010 (5)
4.6	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $1.75) (6)
4.7	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $2.25) (6)
4.8	Form of Common Stock Purchase Warrant dated February 15, 2011 (7)
10.1	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (8) ++
10.2	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (9) ++
10.3	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (10) ++
10.4	Employment Agreement dated November 3, 2011, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (11) ++
10.5	Office Lease dated March 16, 2012, between Research Solutions, Inc. and 5435 Balboa, LLC. (12)
10.6	Facility Lease dated April 25, 2011, between Pools Press, Inc. and 3455-85 Commercial, LLC. (18)
10.7	Facility Lease dated December 30, 2008, between Techniques Appliquées aux Arts Graphiques, S.p.A. and Burobuotic (18)
10.8	Amendment to Employment Agreement dated July 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (18) ++
10.9	Settlement Agreement dated March 28, 2013, among Research Solutions, Inc., Techniques Appliquées aux Arts Graphiques, S.p.A., Fimmotaag, S.p.A., Patrice Chambin, and Mario Vendemiati (16)
10.10	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz * ++
10.11	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson * ++
10.12	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg * ++
10.13	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban * ++
21	List of Subsidiaries *
23	Consent of Independent Registered Pubic Accounting Firm *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan. (13)++
99.2	Amendment No. 1 to 2007 Equity Compensation Plan (17)++
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Filed herewith.
**	Furnished herewith.
++	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on April 4, 2011.
(3)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.

(4)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(5)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 19, 2010.
(6)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K/A filed on January 10, 2011.
(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on February 16, 2011.
(8)	Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(9)	Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(10)	Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(11)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 9, 2011.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 6, 2012.
(13)	Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(14)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2013.
(15)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2012.
(16)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 15, 2013.
(17)	Incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed on October 29, 2102.
(18)	Incorporated by reference to the filing of such exhibit with the registrant’s Annual Report on Form 10-K filed on September 28, 2012.