Form 10-Q
period 2013-09-30
Research Solutions, Inc.
filed 2013-11-19
CIK 1386301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 7, 2013
Common Stock, $0.001 par value	17,121,298

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2013	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,804,881	$1,699,969
Accounts receivable:
Trade receivables, net of allowance of $ 215,125 and $211,743, respectively	4,720,460	4,966,717
Due from factor	162,234	165,971
Inventory	122,435	171,682
Prepaid expenses and other current assets	311,925	327,532
Prepaid royalties	374,422	351,852
Total current assets	7,496,357	7,683,723

Other assets:
Property and equipment, net of accumulated depreciation of $ 1,218,048 and $1,094,953, respectively	761,319	831,231
Intangible assets, net of accumulated amortization of $ 331,455 and $308,245, respectively	103,889	123,482
Deposits and other assets	220,523	286,073
Total assets	$8,582,088	$8,924,509

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,313,800	$7,530,034
Capital lease obligations, current	310,749	221,461
Notes payable, current	57,473	55,293
Due to factor	295,596	246,221
Deferred revenue	21,488	53,216
Total current liabilities	7,999,106	8,106,225

Long term liabilities:
Notes payable, long term	-	11,059
Capital lease obligations, long term	355,609	493,045
Total liabilities	8,354,715	8,610,329

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,121,298 and 16,970,465 shares issued and outstanding, respectively	17,121	16,970
Additional paid-in capital	14,306,406	14,213,443
Accumulated deficit	(14,135,185)	(13,992,238)
Accumulated other comprehensive income	39,031	76,005
Total stockholders’ equity	227,373	314,180
Total liabilities and stockholders’ equity	$8,582,088	$8,924,509

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012

Revenue	$8,577,721	$9,541,999
Cost of revenue	6,572,745	7,385,155
Gross profit	2,004,976	2,156,844

Operating expenses:
Selling, general and administrative	2,011,029	1,990,710
Depreciation and amortization	117,351	186,658
Gain on sale of fixed assets	-	(6,879)
Total operating expenses	2,128,380	2,170,489
Loss from operations	(123,404)	(13,645)

Other income (expenses):
Interest expense	(12,647)	(36,837)
Other income (expense)	786	(2,958)
Total other expense	(11,861)	(39,795)
Loss before provision for income taxes	(135,265)	(53,440)
Provision for income tax	(7,682)	(593)

Net loss	(142,947)	(54,033)
Other comprehensive loss:
Foreign currency translation	(36,974)	(27,647)
Comprehensive loss	$(179,921)	$(81,680)

Net loss per common share:
Basic and diluted	$(0.01)	$0.00

Weighted average shares outstanding:
Basic and diluted	16,970,465	17,083,596

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended September 30, 2013
(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, July 1, 2013	16,970,465	$16,970	$14,213,443	$(13,992,238)	$76,005	$314,180

Fair value of vested stock options	-	-	70,489	-	-	70,489

Fair value of restricted common stock issued for services	150,833	151	22,474	-	-	22,625

Net loss for the period	-	-	-	(142,947)	-	(142,947)

Foreign currency translation	-	-	-		(36,974)	(36,974)

Balance, September 30, 2013	17,121,298	$17,121	$14,306,406	$(14,135,185)	$39,031	$227,373

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended
	September 30,
	2013	2012

Cash flow from operating activities:
Net loss	$(142,947)	$(54,033)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	117,351	199,602
Fair value of vested stock options	70,489	42,172
Fair value of restricted common stock issued for services	22,625	-
Gain on sale of fixed assets	-	(6,879)

Changes in assets and liabilities:
Accounts receivable	246,257	291,156
Inventory	49,247	71,049
Due from factor	3,737	143,705
Prepaid expenses and other current assets	15,607	(179,502)
Prepaid royalties	(22,570)	342,464
Deposits and other assets	65,550	(1,938)
Accounts payable and accrued expenses	(216,234)	(796,201)
Deferred revenue	(31,728)	(9,847)
Net cash provided by operating activities	177,384	41,748

Cash flow from investing activities:
Purchase of property and equipment	(559)	(35,463)
Purchase of intangible assets	(3,617)	-
Proceeds from sale of fixed assets	-	16,357
Net cash used in investing activities	(4,176)	(19,106)

Cash flow from financing activities:
Advances (payments) to factor	49,375	(59,550)
Payment of notes payable	(8,879)	(8,540)
Payment of capital lease obligations	(48,148)	(132,835)
Payments under line of credit	-	(750,000)
Net cash used in financing activities	(7,652)	(950,925)

Effect of exchange rate changes	(60,644)	(47,258)
Net increase (decrease) in cash and cash equivalents	104,912	(975,541)
Cash and cash equivalents, beginning of period	1,699,969	3,150,978
Cash and cash equivalents, end of period	$1,804,881	$2,175,437

See notes to condensed consolidated financial statements

6

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months ended
	September 30,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,682	$593
Cash paid for interest	$12,647	$36,837

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2013 and 2012 (Unaudited)

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

Liquidity

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of September 30, 2013, we had an accumulated deficit of $14,135,185 and stockholders’ equity of $227,373. For the three months ended September 30, 2013, the Company recorded a net loss of $142,947 and cash provided by operating activities was $177,384. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may never sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

North American Operations (Reprints Desk)

The Company believes that its current cash resources and cash flow from our North American operations will be sufficient to sustain current North American operations for the next twelve months. The Company expects to continue to produce cash from North American operating activities; however, there are no assurances that such results will be achieved.

TAAG (France)

The Company believes that its current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the three months ended September 30, 2013, TAAG incurred a net loss from operations of $34,243, and at September 30, 2013, had a working capital deficiency of approximately $1,340,000. In addition, significant net losses in prior years have been incurred and approximately $325,000 of payroll and VAT taxes were delinquent at September 30, 2013. Effective June 30, 2013, the Company contributed a loan receivable from TAAG totaling $1,009,115 to TAAG’s capital to improve TAAG’s liquidity. The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to a maximum of approximately $335,000, and only to the extent certain warrants are exercised for cash.  The funding period for TAAG under the line of credit expires on March 31, 2014, and no additional financing for TAAG is in place. Our overall strategy is to improve TAAG’s revenue, operations, and profitability, however, there is no assurance that such results will be achieved. In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of a $50,000 guarantee by the Company in favor of the landlord on the facility lease. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG.

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2013 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

Cash denominated in Euros with a US Dollar equivalent of $401,819 and $393,093 at September 30, 2013 and June 30, 2013, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes accounts receivable concentrations:

	As of September 30,		As of June 30,
	2013		2013
Customer A	15%			*
Customer B		*	11%

The following table summarizes revenue concentrations:

	Three Months Ended
	September 30,
	2013	2012
Customer A	12%		*

The following table summarizes vendor concentrations:

	Three Months Ended
	September 30,
	2013	2012
Vendor A	18%	*
Vendor B	14%	15%
Vendor C	12%	*
Vendor D	12%	11%

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

Single Article Delivery

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content.  This service known as Single Article Delivery or Document Delivery, is part of the Article Galaxy journal article platform. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have non-exclusive arrangements with numerous content publishers that allow us to distribute their content. Many of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though Single Article Delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow. We also help customers connect to free content on the Internet when available. The Company recognizes revenue from Single Article Delivery services upon delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

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

The calculation of basic and diluted net income (loss) per share is presented below:

	As of September 30,
	2013	2012
Numerator:
Net loss	$(142,947)	$(54,033)

Denominator:
Weighted average shares outstanding (basic)	16,970,465	17,083,596
Effect of diluted securities	-	-
Weighted average shares outstanding (diluted)	16,970,465	17,083,596

Earnings loss per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2013. The line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of September 30, 2013. The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

There were no outstanding borrowings under the line as of September 30, 2013 and June 30, 2013, respectively.  As of September 30, 2013 and June 30, 2013, approximately $1,840,000 and $2,000,000, respectively, of available credit was unused under the line of credit.

Note 4. Factor Agreements

The Company, through TAAG, has factoring agreements with Credit Cooperatif and Natixis for working capital and credit administration purposes.  Under the agreements, the factors purchase trade accounts receivable assigned to them by the Company.  The accounts are sold (with recourse) at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in the Company's custody and control and the Company maintains all credit risk on those accounts.

On September 10, 2013, the Company terminated its factoring agreement with ABN Amro. As of September 30, 2013 and June 30, 2013, $0 and $165,971 was due from ABN Amro, respectively.

Under the agreement with Credit Cooperatif, the Company can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of September 30, 2013 was approximately 5%. As of September 30, 2013 and June 30, 2013, $295,596 and $246,221 was due to Credit Cooperatif, respectively, that relate to funds paid to the Company not yet returned to the factor.

On May 3rd, 2013, the Company entered into a factoring agreement with Natixis. The maximum amount the Company can borrow is not specified in the agreement. The factor fee is determined based on the Company's revenue and the average amount of customer invoices.  The fee charged for the obligations outstanding as of September 30, 2013 was approximately 0.45%. In addition, interest is charged on the amount financed at the three month Euribor interest rate plus 1.6%. The interest rate under the agreement was approximately 1.8% per annum at September 30, 2013. As of September 30, 2013 and June 30, 2013, $162,234 and $0 was due from Natixis, respectively.

Note 5. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 15, 2012, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 1,500,000 to 3,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 846,946 shares available for grant under the Plan as of September 30, 2013. All current stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2013	1,692,898	1.24	1,352,730	1.23	340,168	1.29
Granted	190,050	1.80	7,400	1.80	182,650	1.80
Options vesting	-	-	24,250	1.47	(24,250)	1.47
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at September 30, 2013	1,882,948	$1.30	1,384,380	$1.24	498,568	$1.47

The weighted average remaining contractual life of all options outstanding as of September 30, 2013 was 7.17 years. The remaining contractual life for options vested and exercisable at September 30, 2013 was 6.58 years. Furthermore, the aggregate intrinsic value of all options outstanding as of September 30, 2013 was $886,152, and the aggregate intrinsic value of options vested and exercisable at September 30, 2013 was $733,335, in each case based on the fair value of the Company’s common stock on September 30, 2013. The total fair value of options vested during the period ended September 30, 2013 was $70,489 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of September 30, 2013, the amount of unvested compensation related to these options was $466,833 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of September 30, 2013 is as follows:

		Remaining
		Contractual	Options
Option Exercise Price	Options Outstanding	Life (in years)	Exercisable
$1.00	347,000	5.66	347,000
1.02	287,000	6.83	287,000
1.07	53,898	9.05	33,897
1.15	278,000	9.36	150,000
1.25	32,000	9.38	-
1.30	263,000	8.43	153,417
1.50	380,000	4.31	380,000
1.80	190,050	9.98	7,400
1.85	24,000	9.64	-
3.00	15,000	7.29	13,750
3.05	10,000	7.37	9,166
3.65	3,000	7.48	2,750
Total	1,882,948		1,384,380

Warrants

The following table summarizes warrant activity:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, June 30, 2013	2,376,173	2.06
Granted	-	-
Exercised	-	-
Expired	(150,000)	2.00
Outstanding, September 30, 2013	2,226,173	$2.07
Exercisable, June 30, 2013	2,376,173	$2.06
Exercisable, September 30, 2013	2,226,173	$2.07

The intrinsic value for all warrants outstanding as of September 30, 2013 was $156,000, based on the fair value of the Company’s common stock on September 30, 2013.

Additional information regarding warrants outstanding and exercisable as of September 30, 2013 is as follows:

		Remaining
Warrant	Warrants	Contractual	Warrants
Exercise Price	Outstanding	Life (in years)	Exercisable
$1.19	150,000	8.23	150,000
1.25	150,000	2.10	150,000
1.75	333,331	1.14	333,331
2.00	931,175	0.13	931,175
2.25	266,667	1.22	266,667
3.00	390,000	0.38	390,000
3.50	2,500	2.75	2,500
4.00	2,500	2.75	2,500
Total	2,226,173		2,226,173

Issuance of Restricted Common Stock

On September 6, 2013, the Company issued 150,833 shares of restricted common stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $271,499 based on the market price of our common stock of $1.80 per share on the date of grant, which will be amortized over the three year vesting period. The total fair value of restricted common stock vested during the period ended September 30, 2013 was $22,625 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of September 30, 2013, the amount of unvested compensation related to this issuance of restricted common stock was $248,874 which will be recorded as an expense in future periods as the stock vests. When calculating net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest.

Note 6. Geographical Information

As of September 30, 2013, the Company had two reportable diverse geographical concentrations:  North American Operations and TAAG, which operates in France.  Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Three Months Ended
	September 30, 2013
	North
	American	TAAG
	Operations	(France)	Total

Revenue	$6,617,430	$1,960,291	$8,577,721
Cost of revenue	5,419,727	1,153,018	6,572,745
Selling, general and administrative expenses	1,239,313	771,716	2,011,029
Depreciation and amortization	47,551	69,800	117,351
Loss from operations	$(89,161)	$(34,243)	$(123,404)

	As of September 30, 2013			As of June 30, 2013
	North
	American	TAAG		North American	TAAG
	Operations	(France)	Total	Operations	(France)	Total

Current assets	$5,580,774	$1,915,583	$7,496,357	$5,536,474	$2,147,249	$7,683,723
Property and equipment, net	165,649	595,670	761,319	189,596	641,635	831,231
Intangible assets, net	103,889	-	103,889	123,482	-	123,482
Other non-current assets	9,691	210,832	220,523	9,712	276,361	286,073
Total assets	$5,860,003	$2,722,085	$8,582,088	$5,859,264	$3,065,245	8,924,509

Current liabilities	$4,741,399	$3,257,707	$7,999,106	$4,732,746	$3,373,479	8,106,225
Long term liabilities	-	355,609	355,609	-	504,104	504,104
Equity	1,118,604	(891,231)	227,373	1,126,518	(812,338)	314,180
Total liabilities and equity	$5,860,003	$2,722,085	$8,582,088	$5,859,264	$3,065,245	$8,924,509

Note 7. Subsequent Events

On October 31, 2013 the Company amended the Loan and Security Agreement with SVB to extend the maturity date of the line of credit to October 31, 2015. The financial and performance covenants of the line of credit have been updated, while the remaining material terms remain mostly unchanged.

During November 2013, warrants were exercised to purchase approximately 400,000 shares of the Company’s common stock at $2.00 per share, resulting in approximately $800,000 in proceeds to be received by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

In this document, Research Solutions, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” or the “Company”.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our June 30, 2013 Annual Report on Form 10-K.

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

Single Article Delivery

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. This service known as Single Article Delivery or Document Delivery, is part of the Article Galaxy journal article platform. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have non-exclusive arrangements with numerous content publishers that allow us to distribute their content. Many of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though Single Article Delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow. We also help customers connect to free content on the Internet when available. We recognize revenue from Single Article Delivery services upon delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

	Three Months Ended
	September 30,
	2013	2012

Revenue	$8,577,721	$9,541,999
Cost of revenue	6,572,745	7,385,155
Gross profit	2,004,976	2,156,844

Operating expenses:
Selling, general and administrative	1,917,915	1,948,538
Stock-based compensation expense	93,114	42,172
Depreciation and amortization	117,351	186,658
Gain on sale of fixed assets	-	(6,879)
Total operating expenses	2,128,380	2,170,489
Loss from operations	(123,404)	(13,645)

Other income (expenses):
Interest expense	(12,647)	(36,837)
Other income (expense)	786	(2,958)
Total other expense	(11,861)	(39,795)
Loss before provision for income taxes	(135,265)	(53,440)
Provision for income tax	(7,682)	(593)

Net loss	(142,947)	(54,033)

Revenue

	Three Months Ended September 30,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Revenue:
North American operations:
Article Galaxy *	$4,468,634	$3,974,847	$493,787	12.4%
Reprints and ePrints	2,148,796	3,128,312	(979,516)	(31.3)%
Total North American operations	6,617,430	7,103,159	(485,729)	(6.8)%

TAAG (France)	1,960,291	2,438,840	(478,549)	(19.6)%
Total revenue	$8,577,721	$9,541,999	$(964,278)	(10.1)%

* The Article Galaxy journal article platform includes Single Article Delivery services.

Article Galaxy revenue increased $493,787, or 12.4%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to the acquisition of new customers.  Revenue from Reprints and ePrints decreased $979,516, or 31.3%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to decreased orders from current customers.  Total revenue from North American operations decreased $485,729, or 6.8%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Revenue from TAAG decreased $478,549, or 19.6%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to disappointing sales efforts and general financial uncertainty in Europe. Our overall strategy is to improve TAAG’s revenue, however, there is no assurance that such results will be achieved. In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG.

Cost of Revenue

	Three Months Ended September 30,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Cost of Revenue:
North American operations:
Article Galaxy *	$3,445,460	$3,082,025	$363,435	11.8%
Reprints and ePrints	1,974,267	2,755,164	(780,897)	(28.3)%
Total North American operations	5,419,727	5,837,189	(417,462)	(7.2)%

TAAG (France)	1,153,018	1,547,966	(394,948)	(25.5)%
Total cost of revenue	$6,572,745	$7,385,155	$(812,410)	(11.0)%

	Three Months Ended September 30,
	2013	2012	2013-2012 Change
As a percentage of revenue:
North American operations:
Article Galaxy *	77.1%	77.5%	(0.4)%
Reprints and ePrints	91.9%	88.1%	3.8%
Total North American operations	81.9%	82.2%	(0.3)%

TAAG (France)	58.8%	63.5%	(4.7)%
Total	76.6%	77.4%	(0.8)%

* The Article Galaxy journal article platform includes Single Article Delivery services.

Cost of revenue as a percentage of revenue from Article Galaxy decreased 0.4%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to reductions in production expenses and decreased payments to publishers.  Cost of revenue as a percentage of revenue from Reprints and ePrints increased 3.8%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to increased payments to publishers.  Total cost of revenue as a percentage of revenue from North American operations decreased 0.3%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Cost of revenue as a percentage of revenue from TAAG decreased 4.7%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to reductions in production expenses.

Gross Profit

	Three Months Ended September 30,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Gross Profit:
North American operations:
Article Galaxy *	$1,023,174	$892,822	130,352	14.6%
Reprints	174,529	373,148	(198,619)	(53.2)%
Total North American operations	1,197,703	1,265,970	(68,267)	(5.4)%

TAAG (France)	807,273	890,874	(83,601)	(9.4)%
Total gross profit	$2,004,976	$2,156,844	$(151,868)	(7.0)%

	Three Months Ended September 30,
	2013	2012	2013-2012 Change
As a percentage of revenue:
North American operations:
Article Galaxy *	22.9%	22.5%	0.4%
Reprints and ePrints	8.1%	11.9%	(3.8)%
Total North American operations	18.1%	17.8%	0.3%

TAAG (France)	41.2%	36.5%	4.7%
Total	23.4%	22.6%	0.8%

* The Article Galaxy journal article platform includes Single Article Delivery services.

Operating Expenses

	Three Months Ended September 30,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Operating Expenses:
North American Operations:
Selling, general and administrative	$1,146,199	$1,080,675	$65,524	6.1%
Depreciation and amortization	47,551	94,276	(46,725)	(49.6)%
Stock-based compensation expense	93,114	42,172	50,942	120.8%
(Gain) loss on sale of fixed assets	-	(8,500)	8,500	(100.0)%
Total North American operations	1,286,864	1,208,623	78,241	6.5%

TAAG (France):
Selling, general and administrative	771,716	867,863	(96,147)	(11.1)%
Depreciation and amortization	69,800	92,382	(22,582)	(24.4)%
(Gain) loss on sale of fixed assets	-	1,621	(1,621)	(100.0)%
Total TAAG (France)	841,516	961,866	(120,350)	(12.5)%
Total operating expenses	$2,128,380	$2,170,489	$(42,109)	(1.9)%

Selling, General and Administrative

Selling, general and administrative expenses from North American operations increased $65,524 or 6.1%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to increases in compensation and professional service fees.

Selling, general and administrative expenses from TAAG decreased $96,147 or 11.1%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to reductions in compensation, professional service fees, and rent.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2013, amounted to $117,351.

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

 Interest Expense

Interest expense was $12,647 for the three months ended September 30, 2013, compared to $36,837 for the three months ended September 30, 2012, a decrease of $24,190. The decrease was primarily due to reduced interest expense from capital leases of printing equipment at TAAG. We expect interest expense to remain at current levels during the 2014 fiscal year.

Net Income (Loss)

	Three Months Ended September 30,
			2013-2012	2013-2012
	2013	2012	$ Change	% Change
Net Income (Loss):
North American Operations	$(97,050)	$42,943	$(139,993)	(326.0)%
TAAG (France)	(45,897)	(96,976)	51,079	52.7%
Total net income (loss)	$(142,947)	$(54,033)	$(88,914)	(164.6)%

Net income from North American operations decreased $139,993 or 326%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to decreased gross profit and increased operating expenses as described above.

Net loss from TAAG decreased $51,079 or 52.7%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to decreased operating expenses as described above, and partially offset by decreased gross profit as described above.

Liquidity and Capital Resources

	Three Months Ended September 30,
	2013	2012
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$177,384	$41,748
Net cash used in investing activities	$(4,176)	$(19,106)
Net cash used in financing activities	$(7,652)	$(950,925)

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $10,350,000.

As of September 30, 2013, we had cash and cash equivalents of $1,804,881, compared to $1,699,969 as of June 30, 2013, an increase of $104,912. This increase is primarily attributable to a decrease in accounts receivable of $246,257 and non-cash depreciation and amortization of $117,351, partially offset by a decrease of accounts payable of $216,234 and payments of capital lease obligations of $48,148.

North American Operations (Reprints Desk)

We believe that our current cash resources and cash flow from our North American operations will be sufficient to sustain current North American operations for the next twelve months. We expect to continue to produce cash from North American operating activities; however, there are no assurances that such results will be achieved.

TAAG (France)

We believe that the current cash resources and cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months.   During the three months ended September 30, 2013, TAAG incurred a net loss from operations of $34,243, and at September 30, 2013, had a working capital deficiency of approximately $1,340,000.  In addition, significant net losses in prior years have been incurred and approximately $325,000 of payroll and VAT taxes were delinquent at September 30, 2013.  Effective June 30, 2013, we contributed a loan receivable from TAAG totaling $1,009,115 to TAAG’s capital to improve TAAG’s liquidity.  Our line of credit with Silicon Valley Bank limits the amount of funding of TAAG to a maximum of approximately $335,000, and only to the extent certain warrants are exercised for cash.  The funding period for TAAG under the line of credit expires on March 31, 2014, and no additional financing for TAAG is in place.   Our overall strategy is to improve TAAG’s revenue, operations, and profitability, however, there is no assurance that such results will be achieved. In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of a $50,000 guarantee by us in favor of the landlord on the facility lease.  In the event that TAAG liquidates we could lose a significant percentage of revenue, or all revenue, from TAAG.

Operating Activities

Our net cash provided by operating activities was $117,384 for the three months ended September 30, 2013 and resulted primarily from a decrease in accounts receivable of $246,257 and non-cash depreciation and amortization of $117,351, partially offset by a decrease of accounts payable of $216,234.

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

Investing Activities

Our net cash used in investing activities was $4,176 for the three months ended September 30, 2013 and resulted primarily from the purchase of intangible assets.

Our net cash used in investing activities was $19,106 for the three months ended September 30, 2012 and resulted primarily from the purchase of property and equipment.

Financing Activities

Our net cash used in financing activities was $7,652 for the three months ended September 30, 2013 and resulted from payments of capital lease obligations of $48,148 and payment of notes of payable of $8,879, partially offset by advances to factor of $49,375.

Our net cash used in financing activities was $950,925 for the three months ended September 30, 2012 and resulted primarily from payments under the line of credit of $750,000 and payment of capital lease obligations of $132,835.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2013. The line of credit bears interest at the prime rate plus 2.5% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of September 30, 2013. The line of credit is secured by all of our company’s and subsidiaries’ assets, excluding TAAG’s assets.

There were no outstanding borrowings under the line as of September 30, 2013 and June 30, 2013, respectively.  As of September 30, 2013 and June 30, 2013, approximately $1,840,000 and $2,000,000, respectively, of available credit was unused under the line of credit.

We, through TAAG, have factoring agreements with Credit Cooperatif and Natixis for working capital and credit administration purposes.  Under the agreements, the factors purchase trade accounts receivable assigned to them by us.  The accounts are sold (with recourse) at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in our custody and control and we maintain all credit risk on those accounts.

On September 10, 2013, we terminated our factoring agreement with ABN Amro. As of September 30, 2013 and June 30, 2013, $0 and $165,971 was due from ABN Amro, respectively.

Under the agreement with Credit Cooperatif, we can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement. The fee charged for the obligations outstanding as of September 30, 2013 was approximately 5%. As of September 30, 2013 and June 30, 2013, $295,596 and $246,221 was due to Credit Cooperatif, respectively, that relate to funds paid to us not yet returned to the factor.

On May 3rd, 2013, we entered into a factoring agreement with Natixis. The maximum amount we can borrow is not specified in the agreement. The factor fee is determined based on our revenue and the average amount of customer invoices.  The fee charged for the obligations outstanding as of September 30, 2013 was approximately 0.45%. In addition, interest is charged on the amount financed at the three month Euribor interest rate plus 1.6%. The interest rate under the agreement was approximately 1.8% per annum at September 30, 2013. As of September 30, 2013 and June 30, 2013, $162,234 and $0 was due from Natixis, respectively.

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

Set forth below is a reconciliation of Adjusted EBITDA to income (loss) from operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Income (loss) from operations	$(123,404)	$(13,645)
Add (deduct):
Depreciation and amortization	117,351	199,602
Stock-based compensation	93,114	42,172
(Gain) loss on sale of fixed assets	-	(6,879)
Adjusted EBITDA	$87,061	$221,250

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool which includes, among others, the following:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: November 19, 2013		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: November 19, 2013		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

**	Furnished herewith

