Form 10-Q
period 2013-12-31
Research Solutions, Inc.
filed 2014-02-07
CIK 1386301

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on January 27, 2014
Common Stock, $0.001 par value	17,554,729

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2013	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,074,600	$1,699,969
Accounts receivable:
Trade receivables, net of allowance of $224,091 and $211,743, respectively	5,609,223	4,966,717
Due from factor	12,434	165,971
Inventory	158,780	171,682
Prepaid expenses and other current assets	335,049	327,532
Prepaid royalties	900,260	351,852
Total current assets	9,090,346	7,683,723

Other assets:
Property and equipment, net of accumulated depreciation of $1,327,708 and $1,094,953, respectively	699,686	831,231
Intangible assets, net of accumulated amortization of $357,955 and $308,245, respectively	89,410	123,482
Deposits and other assets	480,067	286,073
Total assets	$10,359,509	$8,924,509

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,423,076	$7,530,034
Capital lease obligations, current	319,075	221,461
Notes payable, current	46,808	55,293
Due to factor	171,415	246,221
Deferred revenue	429,339	53,216
Total current liabilities	9,389,713	8,106,225

Long term liabilities:
Notes payable, long term	-	11,059
Capital lease obligations, long term	280,574	493,045
Total liabilities	9,670,287	8,610,329

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,554,729 and 16,970,465 shares issued and outstanding, respectively	17,555	16,970
Additional paid-in capital	15,234,926	14,213,443
Accumulated deficit	(14,581,741)	(13,992,238)
Accumulated other comprehensive income	18,482	76,005
Total stockholders’ equity	689,222	314,180
Total liabilities and stockholders’ equity	$10,359,509	$8,924,509

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenue	$9,622,379	$13,982,098	$18,200,100	$23,524,097
Cost of revenue	7,402,073	11,223,397	13,974,818	18,608,552
Gross profit	2,220,306	2,758,701	4,225,282	4,915,545

Operating expenses:
Selling, general and administrative	2,521,246	2,414,701	4,532,275	4,405,411
Depreciation and amortization	120,964	134,914	238,315	321,572
Gain on sale of fixed assets	-	-	-	(6,879)
Total operating expenses	2,642,210	2,549,615	4,770,590	4,720,104
Income (loss) from operations	(421,904)	209,086	(545,308)	195,441

Other income (expenses)
Interest expense	(15,278)	(22,723)	(27,925)	(59,560)
Other income (expense)	(7,175)	(6,956)	(6,389)	(9,914)
Total other expense	(22,453)	(29,679)	(34,314)	(69,474)
Income (loss) before provision for income taxes	(444,357)	179,407	(579,622)	125,967
Provision for income taxes	(2,199)	(1,088)	(9,881)	(1,681)

Net income (loss)	(446,556)	178,319	(589,503)	124,286
Other comprehensive income (loss):
Foreign currency translation	(20,549)	(37,603)	(57,523)	(65,250)
Comprehensive income (loss)	$(467,105)	$140,716	$(647,026)	$59,036

Net income (loss) per share:
Basic	$(0.03)	$0.01	$(0.03)	$0.01
Diluted	$(0.03)	$0.01	$(0.03)	$0.01

Weighted average shares outstanding:
Basic	17,171,633	17,208,117	17,071,049	17,145,856
Diluted	17,171,633	17,208,117	17,071,049	17,175,663

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended December 31, 2013
(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, July 1, 2013	16,970,465	$16,970	$14,213,443	$(13,992,238)	$76,005	$314,180

Fair value of vested stock options	-	-	131,678	-	-	131,678

Fair value of common stock issued for services	165,264	166	52,224	-	-	52,390

Common shares issued upon exercise of warrants	419,000	419	837,581	-	-	838,000

Net loss for the period	-	-	-	(589,503)	-	(589,503)

Foreign currency translation	-	-	-	-	(57,523)	(57,523)

Balance, December 31, 2013	17,554,729	$17,555	$15,234,926	$(14,581,741)	$18,482	$689,222

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended
	December 31,
	2013	2012

Cash flow from operating activities:
Net income (loss)	$(589,503)	$124,286
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	238,315	343,815
Fair value of vested stock options	131,678	110,406
Fair value of common stock issued for services	52,390	-
Gain on sale of fixed assets	-	(6,879)

Changes in assets and liabilities:
Accounts receivable	(642,506)	(2,773,262)
Inventory	12,902	11,718
Due from factor	153,537	(63,604)
Prepaid expenses and other current assets	(7,517)	(590,644)
Prepaid royalties	(548,408)	13,779
Deposits and other assets	(193,994)	(2,913)
Accounts payable and accrued expenses	893,042	3,677,225
Deferred revenue	376,123	257,474
Net cash provided by (used in) operating activities	(123,941)	1,101,401

Cash flow from investing activities:
Purchase of property and equipment	(20,359)	(61,810)
Purchase of intangible assets	(15,638)	-
Proceeds from sale of fixed assets	-	16,357
Net cash used in investing activities	(35,997)	(45,453)

Cash flow from financing activities:
Payments to factor	(74,806)	(8,860)
Payment of notes payable	(19,544)	(28,263)
Payment of capital lease obligations	(114,857)	(262,845)
Payments under line of credit	-	(900,000)
Issuance of shares upon exercise of warrants for cash	838,000	-
Net cash provided by (used in) financing activities	628,793	(1,199,968)

Effect of exchange rate changes	(94,224)	(108,673)
Net increase (decrease) in cash and cash equivalents	374,631	(252,693)
Cash and cash equivalents, beginning of period	1,699,969	3,150,978
Cash and cash equivalents, end of period	$2,074,600	$2,898,285

See notes to condensed consolidated financial statements

6

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months ended
	December 31,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9,881	$1,681
Cash paid for interest	$27,925	$59,560

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of customer list through issuance of common shares	$-	$154,908

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended December 31, 2013 and 2012 (Unaudited)

Note 1.  Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006.  On March 4, 2013, the Company consummated a merger with DYSC Subsidiary Corporation, the Company’s wholly-owned subsidiary, pursuant to which the Company, in connection with such merger, amended its Articles of Incorporation to change its name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.). Research Solutions, Inc. is a publicly traded holding company with three wholly owned subsidiaries: Reprints Desk, Inc., a Delaware corporation (“Reprints Desk”); Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico (“Reprints Desk Latin America”); and Techniques Appliquées aux Arts Graphiques, S.p.A. (“TAAG”), an entity organized under the laws of France.

Nature of Business

We provide research solutions that facilitate the flow of information from the publishers of scientific, technical, and medical (“STM”) content to enterprise customers in life science and other research intensive organizations around the world. We provide customers with access to hundreds of thousands of newly published articles each year in addition to the tens of millions of existing articles that have been published in the past, helping them to identify the most useful and relevant content for their activities. In addition to serving end users of content, we also serve STM publishers by facilitating compliance with applicable copyright laws. We have developed proprietary software and Internet-based interfaces that allow customers to find, electronically receive and legally use the content that is critical to their research.

We have two reportable diverse geographical concentrations:  North American Operations, which consists of Reprints Desk and Reprints Desk Latin America, and TAAG, which operates in France.

We provide three types of solutions to our customers: research solutions, marketing solutions, and printing solutions.

Research Solutions

Researchers and regulatory personnel in life science and other research intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as single article delivery or document delivery. We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have non-exclusive arrangements with numerous content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow.

We have developed proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and enhance the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information. In some cases, our proprietary software allows us to fully automate the order fulfillment process. Our services alleviate the need for our customers to develop internal systems or contact multiple content publishers in order to obtain the content that is critical to their research. We also help customers connect to free content on the Internet when available and compliant with applicable copyright laws.

All of the aforementioned services and proprietary software comprise the Article Galaxy journal article platform (“Article Galaxy”).

Marketing Solutions

Marketing departments in life science and other research intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints.” They generally supply Reprints to doctors who may prescribe their products and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers print their content in-house and prohibit others from printing their content, however, when not prohibited by the content publisher, we use a third party to print Reprint orders delivered to North American customers, and TAAG to print Reprint orders delivered to mostly European customers. Electronic copies, called “ePrints,” are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increase the efficiency of our customers’ content purchases by transitioning from paper reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life sciences industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Printing Solutions

Our printing solutions, exclusively performed by TAAG, our French operating subsidiary, include a variety of hard copy, professionally printed materials that are used for retail and marketing purposes, including Reprints, as well as regulatory sensitive marketing materials and clinical trial kits. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for North American operations delivered to mostly European customers.

Liquidity

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2013, we had an accumulated deficit of $14,581,741 and stockholders’ equity of $689,222. For the six months ended December 31, 2013, the Company recorded a net loss of $589,503 and cash used in operating activities was $123,941. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may never sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve and maintain profitability on a quarterly or annual basis.

North American Operations (Reprints Desk and Reprints Desk Latin America)

The Company believes that its current cash resources and expected cash flow from our North American operations will be sufficient to sustain current North American operations for the next twelve months.  The Company expects that cash flow from our North American operating activities will continue to be positive; however, there are no assurances that such results will be achieved.

TAAG (France)

The Company believes that its current cash resources and expected cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months.  During the six months ended December 31, 2013, TAAG incurred a net loss from operations of $2,268, and at December 31, 2013, had a working capital deficiency of approximately $1,630,000.  In addition, significant net losses in prior years have been incurred and approximately $325,000 of payroll and VAT taxes were delinquent at December 31, 2013.  Effective June 30, 2013, the Company forgave a loan receivable from TAAG totaling $1,009,115 to improve TAAG’s liquidity.  The Company’s line of credit with Silicon Valley Bank limits the amount of funding of TAAG to a maximum of $279,333.  The funding period for TAAG under the line of credit expires on March 31, 2014, and no additional financing for TAAG is in place.  In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of a $50,000 guarantee by the Company in favor of the landlord on the facility lease.  In the event that TAAG liquidates we would lose a significant percentage of revenue, or all revenue, from TAAG.

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

Cash denominated in Euros with a US Dollar equivalent of $559,239 and $393,093 at December 31, 2013 and June 30, 2013, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes accounts receivable concentrations:

	As of December 31, 2013	As of June 30, 2013
Customer A	23%	11%

The following table summarizes revenue concentrations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Customer A	21%	23%	16%	16%

The following table summarizes vendor concentrations:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2013		2012	2013	2012

Vendor A	28%		26%	21%	22%
Vendor B		*	30%	*	22%
Vendor C		*	*	12%	*
Vendor D		*	*	11%	*

* Less than 10%

Revenue Recognition

The Company’s policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing three types of services to our customers: Article Galaxy, Reprints and ePrints, and Printing and Logistics services.

Article Galaxy

 We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. This service, known as single article delivery or document delivery, generates nearly all of the revenue attributable to the Article Galaxy journal article platform. The Company recognizes revenue from single article delivery services upon delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Reprints and ePrints

We charge a transactional fee for each Reprint or ePrint order and are responsible for printing and delivery of Reprint orders, and the electronic delivery and, in some cases, the electronic delivery mechanism of ePrint orders. The majority of content publishers print their content in-house and prohibit others from printing their content, however, when not prohibited by the content publisher, we use a third party to print Reprint orders delivered to North American customers, and TAAG to print Reprint orders delivered to mostly European customers. The Company recognizes revenue from reprints and ePrints services upon shipment or electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Printing and Logistics Services

We charge a transactional fee for each order of hard copy printed material. We are responsible for printing and delivering the order. Printing and Logistics services are exclusively performed by TAAG, our French operating subsidiary. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for North American operations delivered to mostly European customers. The Company recognizes revenue from printing services when the printed materials have been shipped to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with Topic 505 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.  Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into US Dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. Although the majority of our revenue and costs are in US dollars, the revenues and costs of TAAG are in Euros, and the costs of Reprints Desk Latin America are in Mexican pesos. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock.  Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities had been issued.  Potentially dilutive securities include stock options and warrants.  The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted common stock.  Basic and diluted net loss per common share is the same for all periods presented with a net loss because all warrants and stock options outstanding are anti-dilutive.

The calculation of basic and diluted net income (loss) per share is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(446,556)	$178,319	$(589,503)	$124,286

Denominator:
Weighted average shares outstanding (basic)	17,171,633	17,208,117	17,071,049	17,145,856
Effect of diluted securities	-	-	-	29,807
Weighted average shares outstanding (diluted)	17,171,633	17,208,117	17,071,049	17,175,663

Net income (loss) per share:
Basic	$(0.03)	$0.01	$(0.03)	$0.01
Diluted	$(0.03)	$0.01	$(0.03)	$0.01

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

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus of the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The Company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3.  Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable.  The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2013. Financial covenants are measured on North American operations only and include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. The Company failed to comply with the tangible net worth covenant in December 2011 and July 2013. On both occasions the parties agreed to amend and reset the minimum tangible net worth required under the covenant. The line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of December 31, 2013. The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

There were no outstanding borrowings under the line as of December 31, 2013 and June 30, 2013, respectively.  As of December 31, 2013 and June 30, 2013, approximately $2,300,000 and $2,000,000, respectively, of available credit was unused under the line of credit.

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

On September 10, 2013, the Company terminated its factoring agreement with ABN Amro.  As of December 31, 2013 and June 30, 2013, $0 and $165,971 was due from ABN Amro, respectively.

Under the factoring agreement with Credit Cooperatif, the Company can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement.  The fee charged for the obligations outstanding as of December 31, 2013 was approximately 5%.  As of December 31, 2013 and June 30, 2013, $171,415 and $246,221 was due to Credit Cooperatif, respectively, that relate to funds paid to the Company not yet returned to the factor.

On May 3, 2013, the Company entered into a factoring agreement with Natixis. The maximum amount the Company can borrow is not specified in the agreement.  The factor fee is determined based on the Company's revenue and the average amount of customer invoices.  The fee charged for the obligations outstanding as of December 31, 2013 was approximately 0.45%.  In addition, interest is charged on the amount financed at the three month Euribor interest rate plus 1.6%. The interest rate under the agreement was approximately 1.8% per annum at December 31, 2013.  As of December 31, 2013 and June 30, 2013, $12,434 and $0 was due from Natixis, respectively.

Note 5.  Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 15, 2012, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 1,500,000 to 3,000,000, as approved by our board of directors and stockholders.  Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 833,841 shares available for grant under the Plan as of December 31, 2013. All current stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2013	1,692,898	1.24	1,352,730	1.23	340,168	1.29
Granted	191,472	1.80	7,400	1.80	184,072	1.80
Options vesting	-	-	56,834	1.41	(56,834)	1.41
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at December 31, 2013	1,884,370	$1.30	1,416,964	$1.24	467,406	$1.48

The weighted average remaining contractual life of all options outstanding as of December 31, 2013 was 6.92 years.  The weighted average remaining contractual life for options vested and exercisable at December 31, 2013 was 6.17 years.  Furthermore, the aggregate intrinsic value of all options outstanding as of December 31, 2013 was $1,354,438, and the aggregate intrinsic value of options vested and exercisable at December 31, 2013 was $1,109,248, in each case based on the fair value of the Company’s common stock on December 31, 2013.  The total fair value of options vested during the six months ended December 31, 2013 was $131,678 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of December 31, 2013, the amount of unvested compensation related to these options was $407,706 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of December 31, 2013 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$1.00	347,000	5.41	347,000
1.02	287,000	6.58	287,000
1.07	53,898	8.79	42,231
1.15	278,000	9.11	150,000
1.25	32,000	9.13	-
1.30	263,000	8.18	175,333
1.50	380,000	4.06	380,000
1.80	190,050	9.73	7,400
1.85	24,000	9.39	-
1.97	1,422	9.90	-
3.00	15,000	7.04	15,000
3.05	10,000	7.12	10,000
3.65	3,000	7.22	3,000
Total	1,884,370		1,416,964

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2013	2,376,173	2.06
Granted	-	-
Exercised	(419,000)	2.00
Expired	(662,175)	2.00
Outstanding, December 31, 2013	1,294,998	$2.11
Exercisable, June 30, 2013	2,376,173	$2.06
Exercisable, December 31, 2013	1,294,998	$2.11

The intrinsic value for all warrants outstanding as of December 31, 2013 was $317,333, based on the fair value of the Company’s common stock on December 31, 2013.

In November 2013, warrant holders exercised warrants to purchase 419,000 shares of the Company’s common stock for $838,000.

Additional information regarding warrants outstanding and exercisable as of December 31, 2013 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	7.98	150,000
1.25	150,000	1.85	150,000
1.75	333,331	0.89	333,331
2.25	266,667	0.97	266,667
3.00	390,000	0.12	390,000
3.50	2,500	2.50	2,500
4.00	2,500	2.50	2,500
Total	1,294,998		1,294,998

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

On November 22, 2013, the Company issued 11,683 shares of restricted common stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $23,016 based on the market price of our common stock of $1.97 per share on the date of grant, which will be amortized over the three year vesting period.

The total fair value of restricted common stock vested during the six months ended December 31, 2013 was $47,168 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of December 31, 2013, the amount of unvested compensation related to this issuance of restricted common stock was $247,347 which will be recorded as an expense in future periods as the stock vests. When calculating net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2013	33,939	1.85
Granted	162,516	1.81
Vested	-	-
Forfeited	-	-
Non-vested, December 31, 2013	196,455	$1.82

Issuance of Common Stock

On December 6, 2013, the Company issued 2,748 shares of common stock valued at $5,222 to a consultant for services rendered.

Note 6.  Geographical Information

As of December 31, 2013, the Company had two reportable diverse geographical concentrations:  North American Operations, which consists of Reprints Desk and Reprints Desk Latin America, and TAAG, which operates in France.  Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Three Months Ended			Six Months Ended
	December 31, 2013			December 31, 2013
	North			North
	American	TAAG		American	TAAG
	Operations	(France)	Total	Operations	(France)	Total

Revenue	$7,383,148	$2,239,231	$9,622,379	$14,000,578	$4,199,522	$18,200,100
Cost of revenue	6,067,698	1,334,375	7,402,073	11,487,425	2,487,393	13,974,818
Selling, general and administrative expenses	1,718,559	802,687	2,521,246	2,957,872	1,574,403	4,532,275
Depreciation and amortization	50,770	70,194	120,964	98,321	139,994	238,315
Income (loss) from operations	$(453,879)	$31,975	$(421,904)	$(543,040)	$(2,268)	$(545,308)

	Three Months Ended December 31, 2012			Six Months Ended December 31, 2012
	North American Operations	TAAG (France)	Total	North American Operations	TAAG (France)	Total

Revenue	$11,544,064	$2,438,034	$13,982,098	$18,647,223	$4,876,874	$23,524,097
Cost of revenue	9,848,155	1,375,242	11,223,397	15,685,344	2,923,208	18,608,552
Selling, general and administrative expenses	1,242,750	1,171,951	2,414,701	2,365,597	2,039,814	4,405,411
Depreciation and amortization	43,191	91,723	134,914	137,467	184,105	321,572
Gain on sale of fixed assets	-	-	-	(8,500)	1,621	(6,879)
Income (loss) from operations	$409,968	$(200,882)	$209,086	$467,315	$(271,874)	$195,441

	As of December 31, 2013			As of June 30, 2013
	North			North
	American	TAAG		American	TAAG
	Operations	(France)	Total	Operations	(France)	Total

Current assets	$6,835,895	$2,254,451	$9,090,346	$5,536,474	$2,147,249	$7,683,723
Property and equipment, net	145,057	554,629	699,686	189,596	641,635	831,231
Intangible assets, net	89,410	-	89,410	123,482	-	123,482
Other non-current assets	9,698	470,369	480,067	9,712	276,361	286,073
Total assets	$7,080,060	$3,279,449	$10,359,509	$5,859,264	$3,065,245	8,924,509

Current liabilities	$5,504,817	$3,884,896	$9,389,713	$4,732,746	$3,373,479	8,106,225
Long term liabilities	-	280,574	280,574	-	504,104	504,104
Equity	1,575,243	(886,021)	689,222	1,126,518	(812,338)	314,180
Total liabilities and equity	$7,080,060	$3,279,449	$10,359,509	$5,859,264	$3,065,245	$8,924,509

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

Overview

Research Solutions, Inc. was incorporated in the State of Nevada on November 2, 2006, and in November 2006 entered into a Share Exchange Agreement with Reprints Desk, Inc., a Delaware corporation (“Reprints Desk”). At the closing of the transaction contemplated by the Share Exchange Agreement, Research Solutions, Inc. acquired all of the outstanding shares of Reprints Desk from its stockholders and issued 8,000,003 shares of common stock to the former stockholders of Reprints Desk. Following completion of the exchange transaction, Reprints Desk became a wholly-owned subsidiary of Research Solutions, Inc. Reprints Desk provides Article Galaxy and Reprint and ePrint services.

On February 28, 2007, we entered into an agreement with Pools Press, Inc., an Illinois corporation (“Pools”), pursuant to which we acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. We purchased the remaining interest in Pools that we did not already own on August 31, 2010.  The results of Pools’ operations have been included in our consolidated financial statements since March 1, 2007.  On January 1, 2012, Pools merged with and into Reprints Desk. Pools provided printing services, specializing in reprints, until operations were discontinued in June 2013.

On March 31, 2011, we entered into an agreement with Fimmotaag, S.p.A. (“Fimmotaag”), a privately held company domiciled in France, pursuant to which we acquired 100% of the issued and outstanding common stock of Techniques Appliquées aux Arts Graphiques, S.p.A. (“TAAG”) in exchange for 336,921 shares of our common stock in addition to future payments payable at the option of Fimmotaag in cash or our common stock under the terms of the purchase agreement. On March 28, 2013, we entered into a Settlement Agreement with Fimmotaag and its two principal owners (the “Settlement Agreement”), pursuant to which Fimmotaag agreed to return 336,921 shares of our common stock to us and to forego future payments payable to Fimmotaag by us pursuant to the terms of the agreement under which we acquired TAAG from Fimmotaag. TAAG provides printing and logistics services and is located outside of Paris, France.

On July 24, 2012, we formed Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico (“Reprints Desk Latin America”), to provide operational and administrative support services to Reprints Desk.

On March 4, 2013, we consummated a merger with DYSC Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we, in connection with such merger, amended our Articles of Incorporation to change our name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.).

We provide research solutions that facilitate the flow of information from the publishers of scientific, technical, and medical (“STM”) content to enterprise customers in life science and other research intensive organizations around the world. We provide customers with access to hundreds of thousands of newly published articles each year in addition to the tens of millions of existing articles that have been published in the past, helping them to identify the most useful and relevant content for their activities. In addition to serving end users of content, we also serve STM publishers by facilitating compliance with applicable copyright laws. We have developed proprietary software and Internet-based interfaces that allow customers to find, electronically receive and legally use the content that is critical to their research.

We have two reportable diverse geographical concentrations: North American Operations, which consists of Reprints Desk and Reprints Desk Latin America, and TAAG, which operates in France.

We provide three types of solutions to our customers: research solutions, marketing solutions, and printing solutions.

Research Solutions

Researchers and regulatory personnel in life science and other research intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as single article delivery or document delivery. We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have non-exclusive arrangements with numerous content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow.

We have developed proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and enhance the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information. In some cases, our proprietary software allows us to fully automate the order fulfillment process. Our services alleviate the need for our customers to develop internal systems or contact multiple content publishers in order to obtain the content that is critical to their research. We also help customers connect to free content on the Internet when available and compliant with applicable copyright laws.

All of the aforementioned services and proprietary software comprise the Article Galaxy journal article platform (“Article Galaxy”).

Marketing Solutions

Marketing departments in life science and other research intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints.” They generally supply Reprints to doctors who may prescribe their products and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers print their content in-house and prohibit others from printing their content, however, when not prohibited by the content publisher, we use a third party to print Reprint orders delivered to North American customers, and TAAG to print Reprint orders delivered to mostly European customers. Electronic copies, called “ePrints,” are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increase the efficiency of our customers’ content purchases by transitioning from paper reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life sciences industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Printing Solutions

Our printing solutions, exclusively performed by TAAG, our French operating subsidiary, include a variety of hard copy, professionally printed materials that are used for retail and marketing purposes, including Reprints, as well as regulatory sensitive marketing materials and clinical trial kits. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for North American operations delivered to mostly European customers.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

Our policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing three types of services to our customers: Article Galaxy, Reprints and ePrints, and Printing and Logistics services.

Article Galaxy

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. This service, known as single article delivery or document delivery, generates nearly all of the revenue attributable to the Article Galaxy journal article platform. We recognize revenue from single article delivery services upon delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Reprints and ePrints

We charge a transactional fee for each Reprint or ePrint order and are responsible for printing and delivery of Reprint orders, and the electronic delivery and, in some cases, the electronic delivery mechanism of ePrint orders. The majority of content publishers print their content in-house and prohibit others from printing their content, however, when not prohibited by the content publisher, we use a third party to print Reprint orders delivered to North American customers, and TAAG to print Reprint orders delivered to mostly European customers. We recognize revenue from reprints and ePrints services upon shipment or electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Printing and Logistics Services

We charge a transactional fee for each order of hard copy printed material. We are responsible for printing and delivering the order. Printing and Logistics services are exclusively performed by TAAG, our French operating subsidiary. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for North American operations delivered to mostly European customers. We recognize revenue from printing services when the printed materials have been shipped to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. We account for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations.  We account for stock option and warrant grants issued and vesting to non-employees in accordance with Topic 505 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.  Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations

Comparison of the Three Months and Six Months Ended December 31, 2013 and 2012

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenue	$9,622,379	$13,982,098	$18,200,100	$23,524,097
Cost of revenue	7,402,073	11,223,397	13,974,818	18,608,552
Gross profit	2,220,306	2,758,701	4,225,282	4,915,545

Operating expenses:
Selling, general and administrative	2,430,293	2,346,467	4,348,208	4,295,005
Stock-based compensation expense	90,953	68,234	184,067	110,406
Depreciation and amortization	120,964	134,914	238,315	321,572
Gain on sale of fixed assets	-	-	-	(6,879)
Total operating expenses	2,642,210	2,549,615	4,770,590	4,720,104
Income (loss) from operations	(421,904)	209,086	(545,308)	195,441

Other income (expenses)
Interest expense	(15,278)	(22,723)	(27,925)	(59,560)
Other income (expense)	(7,175)	(6,956)	(6,389)	(9,914)
Total other expense	(22,453)	(29,679)	(34,314)	(69,474)
Income (loss) before provision for income taxes	(444,357)	179,407	(579,622)	125,967
Provision for income taxes	(2,199)	(1,088)	(9,881)	(1,681)

Net income (loss)	$(446,556)	$178,319	$(589,503)	$124,286

Revenue

	Three Months Ended December 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Revenue:
North American operations:
Article Galaxy	$4,254,673	$3,843,712	$410,961	10.7%
Reprints and ePrints	3,128,475	7,700,352	(4,571,877)	(59.4)%
Total North American operations	7,383,148	11,544,064	(4,160,916)	(36.0)%

TAAG (France):
Printing and logistics services	2,239,231	2,438,034	(198,803)	(8.2)%
Total revenue	$9,622,379	$13,982,098	$(4,359,719)	(31.2)%

	Six Months Ended December 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Revenue:
North American operations:
Article Galaxy	$8,723,307	$7,818,559	$904,748	11.6%
Reprints and ePrints	5,277,271	10,828,664	(5,551,393)	(51.3)%
Total North American operations	14,000,578	18,647,223	(4,646,645)	(24.9)%

TAAG (France):
Printing and logistics services	4,199,522	4,876,874	(677,352)	(13.9)%
Total revenue	$18,200,100	$23,524,097	$(5,323,997)	(22.6)%

Article Galaxy revenue increased $410,961, or 10.7%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012, and $904,748, or 11.6%, for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  In both periods, the increase was primarily due to increased orders resulting from the acquisition of new customers.  Single article delivery services generate nearly all of the revenue attributable to the Article Galaxy journal article platform.  Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow.

Revenue from Reprints and ePrints decreased $4,571,877, or 59.4%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012, and $5,551,393, or 51.3%, for the six months ended December 31, 2013 compared to the six months ended December 31, 2012. In both periods, the decrease was primarily due to unusually large one-time orders from our largest current customers during the three months ended December 31, 2012, and the termination of a historically nonperforming publisher Reprint distribution agreement in December 2012. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Total revenue from North American operations decreased $4,160,916, or 36.0%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012, and $4,646,645, or 24.9%, for the six months ended December 31, 2013 compared to the six months ended December 31, 2012, for the reasons described above.

Revenue from TAAG decreased $198,803, or 8.2%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012, and 677,352, or 13.9%, for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  In both periods, the decrease was primarily due to disappointing sales efforts.  In the event that TAAG liquidates we would lose a significant percentage of revenue, or all revenue, from TAAG.

Cost of Revenue

	Three Months Ended December 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Cost of Revenue:
North American operations:
Article Galaxy	$3,309,322	$2,978,352	$330,970	11.1%
Reprints and ePrints	2,758,376	6,869,803	(4,111,427)	(59.8)%
Total North American operations	6,067,698	9,848,155	(3,780,457)	(38.4)%

TAAG (France):
Printing and logistics services	1,334,375	1,375,242	(40,867)	(3.0)%
Total cost of revenue	$7,402,073	$11,223,397	$(3,821,324)	(34.0)%

	Three Months Ended December 31,
	2013	2012	2013-2012 Change *
As a percentage of revenue:
North American operations:
Article Galaxy	77.8%	77.5%	0.3%
Reprints and ePrints	88.2%	89.2%	(1.0)%
Total North American operations	82.2%	85.3%	(3.1)%

TAAG (France):
Printing and logistics services	59.6%	56.4%	3.2%
Total	76.9%	80.3%	(3.3)%

* The difference between current and prior period cost of revenue as a percentage of revenue

	Six Months Ended December 31,
			2013-2012	2013-2012
	2013	2012	$ Change	% Change
Cost of Revenue:
North American operations:
Article Galaxy	$6,754,782	$6,060,377	$694,405	11.5%
Reprints and ePrints	4,732,643	9,624,967	(4,892,324)	(50.8)%
Total North American operations	11,487,425	15,685,344	(4,197,919)	(26.8)%

TAAG (France):
Printing and logistics services	2,487,393	2,923,208	(435,815)	(14.9)%
Total cost of revenue	$13,974,818	$18,608,552	$(4,633,734)	(24.9)%

	Six Months Ended December 31,
			2013-2012
	2013	2012	Change *
As a percentage of revenue:
North American operations:
Article Galaxy	77.4%	77.5%	(0.1)%
Reprints and ePrints	89.7%	88.9%	0.8%
Total North American operations	82.0%	84.1%	(2.1)%

TAAG (France):
Printing and logistics services	59.2%	59.9%	(0.7)%
Total	76.8%	79.1%	(2.3)%

   * The difference between current and prior period cost of revenue as a percentage of revenue

Cost of revenue as a percentage of revenue from Article Galaxy increased to 77.8%, for the three months ended December 31, 2013 compared to 77.5%, for the three months ended December 31, 2012, primarily due to slightly greater production expenses and increased payments to publishers. Cost of revenue as a percentage of revenue from Article Galaxy decreased to 77.4%, for the six months ended December 31, 2013 compared to 77.5%, for the six months ended December 31, 2012, primarily due to slightly reduced production expenses and decreased payments to publishers.  Cost of revenue as a percentage of revenue from Reprints and ePrints decreased to 88.2%, for the three months ended December 31, 2013 compared to 89.2%, for the three months ended December 31, 2012, primarily due to decreased payments to publishers.  Cost of revenue as a percentage of revenue from Reprints and ePrints increased to 89.7%, for the six months ended December 31, 2013 compared to 88.9%, for the six months ended December 31, 2012, primarily due to increased payments to publishers.  Total cost of revenue as a percentage of revenue from North American operations decreased to 82.2%, for the three months ended December 31, 2013 compared to 85.3%, for the three months ended December 31, 2012, and to 82%, for the six months ended December 31, 2013 compared to 84.1%, for the six months ended December 31, 2012.

Cost of revenue as a percentage of revenue from TAAG increased to 59.6%, for the three months ended December 31, 2013 compared to 56.4%, for the three months ended December 31, 2012, primarily due to greater production expenses.  Cost of revenue as a percentage of revenue from TAAG decreased to 59.2%, for the six months ended December 31, 2013 compared to 59.9%, for the six months ended December 31, 2012, primarily due to reductions in production expenses.

Gross Profit

	Three Months Ended December 31,
			2013-2012	2013-2012
	2013	2012	$ Change	% Change
Gross Profit:
North American operations:
Article Galaxy	$945,351	$865,360	$79,991	9.2%
Reprints	370,099	830,549	(460,450)	(55.4)%
Total North American operations	1,315,450	1,695,909	(380,459)	(22.4)%

TAAG (France):
Printing and logistics services	904,856	1,062,792	(157,936)	(14.9)%
Total gross profit	$2,220,306	$2,758,701	$(538,395)	(19.5)%

	Three Months Ended December 31,
			2013-2012
	2013	2012	Change *
As a percentage of revenue:
North American operations:
Article Galaxy	22.2%	22.5%	(0.3)%
Reprints and ePrints	11.8%	10.8%	1.0%
Total North American operations	17.8%	14.7%	3.1%

TAAG (France):
Printing and logistics services	40.4%	43.6%	(3.2)%
Total	23.1%	19.7%	3.3%

     * The difference between current and prior period gross profit as a percentage of revenue

	Six Months Ended December 31,
			2013-2012	2013-2012
	2013	2012	$ Change	% Change
Gross Profit:
North American operations:
Article Galaxy	$1,968,525	$1,758,182	$210,343	12.0%
Reprints	544,628	1,203,697	(659,069)	(54.8)%
Total North American operations	2,513,153	2,961,879	(448,726)	(15.2)%

TAAG (France):
Printing and logistics services	1,712,129	1,953,666	(241,537)	(12.4)%
Total gross profit	$4,225,282	$4,915,545	$(690,263)	(14.0)%

	Six Months Ended December 31,
			2013-2012
	2013	2012	Change *
As a percentage of revenue:
North American operations:
Article Galaxy	22.6%	22.5%	0.1%
Reprints and ePrints	10.3%	11.1%	(0.8)%
Total North American operations	18.0%	15.9%	2.1%

TAAG (France):
Printing and logistics services	40.8%	40.1%	0.7%
Total	23.2%	20.9%	2.3%

     * The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended December 31,
			2013-2012	2013-2012
	2013	2012	$ Change	% Change
Operating Expenses:
North American Operations:
Selling, general and administrative	$1,627,606	$1,174,516	$453,090	38.6%
Depreciation and amortization	50,770	43,191	7,579	17.5%
Stock-based compensation expense	90,953	68,234	22,719	33.3%
Total North American operations	1,769,329	1,285,941	483,388	37.6%

TAAG (France):
Selling, general and administrative	802,687	1,171,951	(369,264)	(31.5)%
Depreciation and amortization	70,194	91,723	(21,529)	(23.5)%
Total TAAG (France)	872,881	1,263,674	(390,793)	(30.9)%
Total operating expenses	$2,642,210	$2,549,615	$92,595	3.6%

	Six Months Ended December 31,
			2013-2012	2013-2012
	2013	2012	$ Change	% Change
Operating Expenses:
North American Operations:
Selling, general and administrative	$2,773,805	$2,255,191	$518,614	23.0%
Depreciation and amortization	98,321	137,467	(39,146)	(28.5)%
Stock-based compensation expense	184,067	110,406	73,661	66.7%
(Gain) loss on sale of fixed assets	-	(8,500)	8,500	(100.0)%
Total North American operations	3,056,193	2,494,564	561,629	22.5%

TAAG (France):
Selling, general and administrative	1,574,403	2,039,814	(465,411)	(22.8)%
Depreciation and amortization	139,994	184,105	(44,111)	(24.0)%
(Gain) loss on sale of fixed assets	-	1,621	(1,621)	(100.0)%
Total TAAG (France)	1,714,397	2,225,540	(511,143)	(23.0)%
Total operating expenses	$4,770,590	$4,720,104	$50,486	1.1%

Selling, General and Administrative

Selling, general and administrative expenses from North American operations increased $453,090 or 38.6%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012, and $518,614 or 23%, for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  In both periods, the increase was primarily due to an increase in professional service fees.

Selling, general and administrative expenses from TAAG decreased $369,264 or 31.5%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012, and $465,411 or 22.8%, for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  In both periods, the decrease was primarily due to reductions in compensation, professional service fees, and rent.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended December 31, 2013, amounted to $120,964 and $238,315, respectively.

The amounts recorded for North American operations were split between depreciation of property equipment and amortization of customer lists.  We expect depreciation and amortization expense for North American operations to remain at current levels during the 2014 fiscal year.

The amounts recorded for TAAG consisted mostly of depreciation on printing equipment.  We expect depreciation expense for TAAG to remain at current levels during the 2014 fiscal year.

Interest Expense

For the three months ended December 31, 2013, interest expense was $15,278, compared to $22,723 for the three months ended December 31, 2012, a decrease of $7,445. For the six months ended December 31, 2013, interest expense was $27,925, compared to $59,560 for the six months ended December 31, 2012, a decrease of $31,635. In both periods, the decrease was primarily due to reduced interest expense from capital leases of printing equipment at TAAG.  We expect interest expense to remain at current levels during the 2014 fiscal year.

Net Income (Loss)

	Three Months Ended December 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Net Income (Loss):
North American Operations	$(467,604)	$396,909	$(864,513)	(217.8)%
TAAG (France)	21,048	(218,590)	239,638	109.6%
Total net income (loss)	$(446,556)	$178,319	$(624,875)	(350.4)%

	Six Months Ended December 31,
	2013	2012	2013-2012 $ Change	2013-2012 % Change
Net Income (Loss):
North American Operations	$(564,654)	$439,852	$(1,004,506)	(228.4)%
TAAG (France)	(24,849)	(315,566)	290,717	92.1%
Total net income (loss)	$(589,503)	$124,286	$(713,789)	(574.3)%

Net income from North American operations decreased $864,513 or 217.8%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012, and $1,004,506 or 228.4%, for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  In both periods, the decrease was primarily due to decreased gross profit and increased operating expenses as described above.

Net income from TAAG increased $239,638 or 109.6%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012, and $290,717 or 92.1%, for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  In both periods, the increase was primarily due to decreased operating expenses as described above, and partially offset by decreased gross profit as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
Consolidated Statements of Cash Flow Data:	2013	2012
Net cash provided by (used in) operating activities	$(123,941)	$1,101,401
Net cash used in investing activities	$(35,997)	$(45,453)
Net cash provided by (used in) financing activities	$628,793	$(1,199,968)

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $11,188,000.

As of December 31, 2013, we had cash and cash equivalents of $2,074,600, compared to $1,699,969 as of June 30, 2013, an increase of $374,631.  This increase is primarily attributable to an increase of accounts payable of $893,042 and issuance of shares upon exercise of warrants for cash of $838,000, partially offset by an increase in accounts receivable of $642,506 and an increase in prepaid royalties of $548,408.

North American Operations (Reprints Desk and Reprints Desk Latin America)

We believe that our current cash resources and expected cash flow from our North American operations will be sufficient to sustain current North American operations for the next twelve months.  We expect that our cash flow from North American operating activities will continue to be positive; however, there are no assurances that such results will be achieved.

TAAG (France)

We believe that the current cash resources and expected cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months.  During the three months ended December 31, 2013, TAAG incurred a net loss from operations of $2,268, and at December 31, 2013, had a working capital deficiency of approximately $1,630,000.  In addition, significant net losses in prior years have been incurred and approximately $325,000 of payroll and VAT taxes were delinquent at December 31, 2013.  Effective June 30, 2013, we forgave a loan receivable from TAAG totaling $1,009,115 to improve TAAG’s liquidity.  Our line of credit with Silicon Valley Bank limits the amount of funding of TAAG to a maximum of $279,333. The funding period for TAAG under the line of credit expires on March 31, 2014, and no additional financing for TAAG is in place.  In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of a $50,000 guarantee by us in favor of the landlord on the facility lease.  In the event that TAAG liquidates we would lose a significant percentage of revenue, or all revenue, from TAAG.

Operating Activities

Our net cash used in operating activities was $123,941 for the six months ended December 31, 2013 and resulted primarily from an increase in accounts receivable of $642,506 and an increase in prepaid royalties of $548,408, partially offset by an increase of accounts payable of $893,042.

Our net cash provided by operating activities was $1,101,401 for the six months ended December 31, 2012 and resulted primarily from an increase in accounts payable of $3,677,225 and non-cash depreciation and amortization of $343,815, partially offset by an increase in accounts receivable of $2,773,262 and an increase in prepaid expenses of $590,644.

Investing Activities

Our net cash used in investing activities was $35,997 for the six months ended December 31, 2013 and resulted primarily from the purchase of intangible assets and property and equipment.

Our net cash used in investing activities was $45,453 for the six months ended December 31, 2012 and resulted primarily from the purchase of property and equipment.

Financing Activities

Our net cash provided by financing activities was $628,793 for the six months ended December 31, 2013 and resulted from the issuance of shares upon the exercise of warrants for cash of $838,000, partially offset by payment of capital lease obligations of $114,857.

Our net cash used in financing activities was $1,199,968 for the six months ended December 31, 2012 and resulted primarily from repayments under our credit line of $900,000 and payments of capital lease obligations of $262,845.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2013. Financial covenants are measured on North American operations only and include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. We failed to comply with the tangible net worth covenant in December 2011 and July 2013. On both occasions the parties agreed to amend and reset the minimum tangible net worth required under the covenant. The line of credit bears interest at the prime rate plus 2.5% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of December 31, 2013. The line of credit is secured by all of our company’s and subsidiaries’ assets, excluding TAAG’s assets.

There were no outstanding borrowings under the line as of December 31, 2013 and June 30, 2013, respectively.  As of December 31, 2013 and June 30, 2013, approximately $2,300,000 and $2,000,000, respectively, of available credit was unused under the line of credit.

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

On September 10, 2013, we terminated our factoring agreement with ABN Amro.  As of December 31, 2013 and June 30, 2013, $0 and $165,971 was due from ABN Amro, respectively.

Under the factoring agreement with Credit Cooperatif, we can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement.  The fee charged for the obligations outstanding as of December 31, 2013 was approximately 5%.  As of December 31, 2013 and June 30, 2013, $171,415 and $246,221 was due to Credit Cooperatif, respectively, that relate to funds paid to us not yet returned to the factor.

On May 3, 2013, we entered into a factoring agreement with Natixis. The maximum amount we can borrow is not specified in the agreement.  The factor fee is determined based on our revenue and the average amount of customer invoices.  The fee charged for the obligations outstanding as of December 31, 2013 was approximately 0.45%.  In addition, interest is charged on the amount financed at the three month Euribor interest rate plus 1.6%. The interest rate under the agreement was approximately 1.8% per annum at December 31, 2013.  As of December 31, 2013 and June 30, 2013, $12,434 and $0 was due from Natixis, respectively.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss) from operations, plus depreciation and amortization, stock-based compensation, impairment of acquired intangibles and goodwill, loss on facility sublease, and (gain) loss on sale of fixed assets.  Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period.  Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below.  You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis.  In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation.  Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to income (loss) from operations for the three months and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Income (loss) from operations	$(421,904)	$209,086	$(545,308)	$195,441
Add (deduct):
Depreciation and amortization	120,964	144,213	238,315	343,815
Stock-based compensation	90,953	68,234	184,067	110,406
(Gain) loss on sale of fixed assets	-	-	-	(6,879)
Adjusted EBITDA	$(209,987)	$421,533	$(122,926)	$642,783

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2013, we issued 2,748 shares of our common stock valued at $5,222 to a consultant for services rendered.

In making the stock issuance described above without registration under the Securities Act of 1933, as amended (the “Securities Act”), we relied upon one or more of the exemptions from registration contained in and/or promulgated under Section 4(2) of the Securities Act as no general solicitation or advertising was used in connection with the stock issuance.

Item 6. Exhibits

See “Exhibit Index” on the page immediately following the signature page hereto for a list of exhibits filed as part of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: February 7, 2014		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: February 7, 2014		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Loan and Security Agreement dated October 31, 2013. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-53501) filed with the Securities and Exchange Commission on November 7, 2013.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

**   Furnished herewith

