Form 10-Q
period 2014-03-31
Research Solutions, Inc.
filed 2014-05-15
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 7, 2014
Common Stock, $0.001 par value	17,564,164

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,648,502	$1,699,969
Accounts receivable:
Trade receivables, net of allowance of $226,425 and $211,743, respectively	5,385,322	4,966,717
Due from factor	-	165,971
Inventory	103,119	171,682
Prepaid expenses and other current assets	488,814	327,532
Prepaid royalties	554,012	351,852
Total current assets	8,179,769	7,683,723

Other assets:
Property and equipment, net of accumulated depreciation of $1,418,441 and $1,094,953, respectively	613,293	831,231
Intangible assets, net of accumulated amortization of $390,086 and $308,245, respectively	82,617	123,482
Deposits and other assets	296,412	286,073
Total assets	$9,172,091	$8,924,509

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,284,275	$7,530,034
Capital lease obligations, current	321,847	221,461
Notes payable, current	34,945	55,293
Due to factor	63,245	246,221
Deferred revenue	175,606	53,216
Total current liabilities	8,879,918	8,106,225

Long term liabilities:
Notes payable, long term	-	11,059
Capital lease obligations, long term	197,132	493,045
Total liabilities	9,077,050	8,610,329

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,564,164 and 16,970,465 shares issued and outstanding, respectively	17,564	16,970
Additional paid-in capital	15,317,537	14,213,443
Accumulated deficit	(15,258,074)	(13,992,238)
Accumulated other comprehensive income	18,014	76,005
Total stockholders’ equity	95,041	314,180
Total liabilities and stockholders’ equity	$9,172,091	$8,924,509

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenue	$8,642,184	$10,646,757	$26,842,284	$34,170,854
Cost of revenue	6,585,690	8,387,352	20,560,508	26,995,904
Gross profit	2,056,494	2,259,405	6,281,776	7,174,950

Operating expenses:
Selling, general and administrative	2,581,599	2,355,007	7,113,874	6,760,418
Depreciation and amortization	127,142	140,335	365,457	461,907
Loss on facility sublease	-	233,015	-	233,015
Gain on sale of fixed assets	-	(10,130)	-	(17,009)
Total operating expenses	2,708,741	2,718,227	7,479,331	7,438,331
Loss from operations	(652,247)	(458,822)	(1,197,555)	(263,381)

Other income (expenses)
Interest expense	(13,516)	(16,946)	(41,441)	(76,506)
Other income (expense)	(6,510)	(8,142)	(12,899)	(18,056)
Total other expense	(20,026)	(25,088)	(54,340)	(94,562)
Loss before provision for income taxes	(672,273)	(483,910)	(1,251,895)	(357,943)
Provision for income taxes	(4,060)	8,476	(13,941)	6,795

Net loss	(676,333)	(475,434)	(1,265,836)	(351,148)
Other comprehensive income (loss):
Foreign currency translation	(468)	46,049	(57,991)	(19,201)
Comprehensive loss	$(676,801)	$(429,385)	$(1,323,827)	$(370,349)

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	17,392,213	17,254,551	17,176,541	17,181,559

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Nine Months Ended March 31, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, July 1, 2013	16,970,465	$16,970	$14,213,443	$(13,992,238)	$76,005	$314,180

Fair value of vested stock options	-	-	188,380	-	-	188,380

Fair value of common stock issued for services	174,699	175	78,133	-	-	78,308

Common shares issued upon exercise of warrants	419,000	419	837,581	-	-	838,000

Net loss for the period	-	-	-	(1,265,836)	-	(1,265,836)

Foreign currency translation	-	-	-	-	(57,991)	(57,991)

Balance, March 31, 2014	17,564,164	$17,564	$15,317,537	$(15,258,074)	$18,014	$95,041

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended
	March 31,
	2014	2013

Cash flow from operating activities:
Net loss	$(1,265,836)	$(351,148)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365,457	488,883
Fair value of vested stock options	188,380	267,501
Fair value of common stock issued for services	78,308	-
Gain on sale of fixed assets	-	(17,009)
Loss on facility sublease	-	233,015

Changes in assets and liabilities:
Accounts receivable	(418,605)	828,753
Inventory	68,563	90,337
Due from factor	165,971	(131,491)
Prepaid expenses and other current assets	(161,282)	(141,552)
Prepaid royalties	(202,160)	114,077
Deposits and other assets	(10,339)	(5,837)
Accounts payable and accrued expenses	754,241	(1,549,370)
Deferred revenue	122,390	24,432
Net cash used in operating activities	(314,912)	(149,409)

Cash flow from investing activities:
Purchase of property and equipment	(34,312)	(97,662)
Purchase of intangible assets	(40,976)	-
Proceeds from sale of fixed assets	-	76,357
Net cash used in investing activities	(75,288)	(21,305)

Cash flow from financing activities:
Advances (payments) to factor	(182,976)	54,846
Payment of notes payable	(31,407)	(30,631)
Payment of capital lease obligations	(195,527)	(460,921)
Payments under line of credit	-	(1,000,000)
Issuance of shares upon exercise of warrants for cash	838,000	-
Net cash provided by (used in) financing activities	428,090	(1,436,706)

Effect of exchange rate changes	(89,357)	(39,554)
Net decrease in cash and cash equivalents	(51,467)	(1,646,974)
Cash and cash equivalents, beginning of period	1,699,969	3,150,978
Cash and cash equivalents, end of period	$1,648,502	$1,504,004

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months ended
	March 31,
	2014	2013

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,941	$(6,795)
Cash paid for interest	$41,441	$76,506

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of customer list through issuance of common shares	$-	$154,908

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2014 and 2013 (Unaudited)

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

Business Overview

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

We have two reportable diverse geographical concentrations: North American Operations, which consists of Reprints Desk and Reprints Desk Latin America, and France, which consists of TAAG.

We provide three types of services to our customers: Article Galaxy, Reprints and ePrints and Printing and Logistics.

Article Galaxy

Researchers and regulatory personnel in life science and other research intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as single article delivery or document delivery. We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have arrangements with numerous content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to the addition or loss of customers.

We deliver the aforementioned services through our Article Galaxy journal article platform (“Article Galaxy”), which consists of proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and enhance the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information.

As a cloud-based software-as-a-service (SaaS) solution, Article Galaxy is deployed as a single system across our entire customer base. Customers access Article Galaxy securely through online web interfaces and via web service APIs, which enable customers to leverage Article Galaxy features and functionality from within proprietary and other 3rd party software systems. Article Galaxy can also be configured to satisfy a customer’s individual preferences in areas such as user experience, business processes, and spend management. As a SaaS solution, Article Galaxy benefits from efficiencies in scalability, stability and development costs, resulting in significant advantages versus multiple instance or installed desktop software alternatives. We leverage these technical efficiencies to fuel rapid innovation and competitive advantage.

Reprints and ePrints

Marketing departments in life science and other research intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints.” They generally supply Reprints to doctors who may prescribe their products and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers print their content in-house and prohibit others from printing their content, however, when not prohibited by the content publisher, we use a third party to print Reprint orders delivered to North American customers, and TAAG to print Reprint orders delivered to mostly European customers. Electronic copies, called “ePrints,” are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increase the efficiency of our customers’ content purchases by transitioning from paper reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life science industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Printing and Logistics

Our printing and logistics services, performed by TAAG, include a variety of hard copy, professionally printed materials that are used for retail and marketing purposes, including Reprints, as well as regulatory sensitive marketing materials and clinical trial kits. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for our North American operations delivered to mostly European customers. TAAG possesses sufficient operational capacity to handle additional orders from customers.

Liquidity

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of March 31, 2014, we had an accumulated deficit of $15,258,074 and stockholders’ equity of $95,041. For the nine months ended March 31, 2014, the Company recorded a net loss of $1,265,836 and cash used in operating activities was $314,912. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may never sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve and maintain profitability on a quarterly or annual basis.

North American Operations (Reprints Desk and Reprints Desk Latin America)

The Company believes that its current cash resources and expected cash flow from its North American operations will be sufficient to sustain current North American operations for the next twelve months. The Company expects that cash flow from its North American operating activities will continue to be positive; however, there are no assurances that such results will be achieved.

France (TAAG)

The Company believes that its current cash resources and expected cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the nine months ended March 31, 2014, TAAG incurred a net loss from operations of $208,331, and at March 31, 2014, had a working capital deficiency of approximately $1,680,000. In addition, significant net losses in prior years have been incurred. As of March 31, 2014, approximately $700,000 of payroll and VAT taxes were delinquent. In January 2014, the French tax authorities agreed to a repayment plan for the entire balance of delinquent payroll and VAT taxes consisting of 24 monthly payments of approximately $35,000 beginning in February 2014. Effective June 30, 2013, we forgave a loan receivable from TAAG totaling $1,009,115 to improve TAAG’s liquidity. Our line of credit with Silicon Valley Bank limits the amount of funding of TAAG to a maximum of $279,333 through June 30, 2014, and $50,000 per year thereafter. In addition, the lesser of $750,000 or 5% of the funds raised in a registered public offering can be used to fund TAAG through March 31, 2015. No additional financing for TAAG is in place. In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of a $50,000 guarantee by us in favor of the landlord on the facility lease. In the event that TAAG liquidates we would lose a significant percentage of revenue, or all revenue, from TAAG.

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

Cash denominated in Euros with a US Dollar equivalent of $191,349 and $393,093 at March 31, 2014 and June 30, 2013, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes accounts receivable concentrations:

	As of March 31, 2014	As of June 30, 2013
Customer A	*	11%

The following table summarizes revenue concentrations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Customer A	*	*	13%	12%
Customer B	*	16%	*	11%

The following table summarizes vendor concentrations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Vendor A	18%	13%	23%	19%
Vendor B	11%	14%	11%	*
Vendor C	*	*	11%	*

* Less than 10%

Revenue Recognition

The Company’s policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing three types of services to our customers: Article Galaxy, Reprints and ePrints, and Printing and Logistics.

Article Galaxy

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. This service, known in the industry as single article delivery or document delivery, generates nearly all of the revenue attributable to the Article Galaxy journal article platform. We recognize revenue from single article delivery services upon delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

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

Printing and Logistics

We charge a transactional fee for each order of hard copy printed material. We are responsible for printing and delivering the order. Printing and Logistics services are exclusively performed by TAAG, our French operating subsidiary. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for our North American operations delivered to mostly European customers. We recognize revenue from printing services when the printed materials have been shipped to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

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

The following table summarizes the exchange rates used:

	Nine Months Ended March 31,		Year Ended June 30,
	2014	2013	2013	2012
Period end Euro : US Dollar exchange rate	1.38	1.28	1.30	1.26
Average period Euro : US Dollar exchange rate	1.35	1.29	1.29	1.34

Period end Mexican Peso : US Dollar exchange rate	0.08	0.08	0.08	0.08
Average period Mexican Peso : US Dollar exchange rate	0.08	0.08	0.08	0.08

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities had been issued. At March 31, 2014 potentially dilutive securities include options to acquire 1,885,437 shares of common stock and warrants to acquire 907,998 shares of common stock.  At March 31, 2013 potentially dilutive securities include options to acquire 1,680,898 shares of common stock and warrants to acquire 2,376,173 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted common stock. Basic and diluted net loss per common share is the same for all periods presented with a net loss because all warrants and stock options outstanding are anti-dilutive.

The calculation of basic and diluted net income (loss) per share is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(676,333)	$(475,434)	$(1,265,836)	$(351,148)

Denominator:
Weighted average shares outstanding (basic)	17,392,213	17,254,551	17,176,541	17,181,559
Effect of diluted securities	-	-	-	-
Weighted average shares outstanding (diluted)	17,392,213	17,254,551	17,176,541	17,181,559

Net income (loss) per share:
Basic	$(0.04)	$(0.03)	$(0.07)	$(0.02)
Diluted	$(0.04)	$(0.03)	$(0.07)	$(0.02)

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable.  The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2014. Financial covenants are measured on North American operations only and include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. The Company failed to comply with the tangible net worth covenant in December 2011 and July 2013. On both occasions the parties agreed to amend and reset the minimum tangible net worth required under the covenant. The line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of March 31, 2014. The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

Our line of credit with SVB limits the amount of funding of TAAG to a maximum of $279,333 through June 30, 2014, and $50,000 per year thereafter. In addition, the lesser of $750,000 or 5% of the funds raised in a registered public offering can be used to fund TAAG through March 31, 2015.

There were no outstanding borrowings under the line as of March 31, 2014 and June 30, 2013, respectively.  As of March 31, 2014 and June 30, 2013, approximately $2,116,000 and $2,000,000, respectively, of available credit was unused under the line of credit.

Note 4. Factor Agreements

TAAG has factoring agreements with Credit Cooperatif and Natixis for working capital and credit administration purposes.  Under the agreements, the factors purchase trade accounts receivable assigned to them by TAAG.  The accounts are sold (with recourse) at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in TAAG's custody and control and TAAG maintains all credit risk on those accounts.

On September 10, 2013, TAAG terminated its factoring agreement with ABN Amro.  As of March 31, 2014 and June 30, 2013, $0 and $165,971 was due from ABN Amro, respectively.

Under the factoring agreement with Credit Cooperatif, TAAG can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement.  The fee charged for the obligations outstanding is approximately 5%.  As of March 31, 2014 and June 30, 2013, $0 and $246,221 was due to Credit Cooperatif, respectively, that relate to funds paid to TAAG not yet returned to the factor.

On May 3, 2013, TAAG entered into a factoring agreement with Natixis. The maximum amount TAAG can borrow is not specified in the agreement.  The factor fee is determined based on TAAG's revenue and the average amount of customer invoices.  The fee charged for the obligations outstanding as of March 31, 2014 was approximately 0.45%.  In addition, interest is charged on the amount financed at the three month Euribor interest rate plus 1.6%. The interest rate under the agreement was approximately 1.8% per annum at March 31, 2014.  As of March 31, 2014 and June 30, 2013, $63,245 and $0 was due to Natixis, respectively, that relate to funds paid to TAAG not yet returned to the factor.

Note 5. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 15, 2012, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 1,500,000 to 3,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 823,339 shares available for grant under the Plan as of March 31, 2014. All current stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2013	1,692,898	1.24	1,352,730	1.23	340,168	1.29
Granted	192,539	1.80	7,400	1.80	185,139	1.80
Options vesting	-	-	147,084	1.28	(147,084)	1.28
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at March 31, 2014	1,885,437	$1.30	1,507,214	$1.24	378,223	$1.54

The weighted average remaining contractual life of all options outstanding as of March 31, 2014 was 6.68 years. The weighted average remaining contractual life for options vested and exercisable at March 31, 2014 was 6.35 years. Furthermore, the aggregate intrinsic value of all options outstanding as of March 31, 2014 was $1,317,556, and the aggregate intrinsic value of options vested and exercisable at March 31, 2014 was $1,180,409, in each case based on the fair value of the Company’s common stock on March 31, 2014. The total fair value of options vested during the nine months ended March 31, 2014 was $188,380 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of March 31, 2014, the amount of unvested compensation related to these options was $352,370 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of March 31, 2014 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$1.00	347,000	5.16	347,000
1.02	287,000	6.33	287,000
1.07	53,898	8.55	43,898
1.15	278,000	8.86	203,333
1.25	32,000	8.88	13,333
1.30	263,000	7.93	197,250
1.50	380,000	3.81	380,000
1.75	1,067	9.84	-
1.80	190,050	9.48	7,400
1.85	24,000	9.14	-
1.97	1,422	9.65	-
3.00	15,000	6.79	15,000
3.05	10,000	6.87	10,000
3.65	3,000	6.98	3,000
Total	1,885,437		1,507,214

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2013	2,376,173	2.06
Granted	-	-
Exercised	(419,000)	2.00
Expired	(1,052,175)	2.37
Outstanding, March 31, 2014	904,998	$1.73
Exercisable, June 30, 2013	2,376,173	$2.06
Exercisable, March 31, 2014	904,998	$1.73

The intrinsic value for all warrants outstanding as of March 31, 2014 was $304,666, based on the fair value of the Company’s common stock on March 31, 2014.

In November 2013, warrant holders exercised warrants to purchase 419,000 shares of the Company’s common stock for $838,000.

Additional information regarding warrants outstanding and exercisable as of March 31, 2014 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	7.73	150,000
1.25	150,000	1.60	150,000
1.75	333,331	0.64	333,331
2.25	266,667	0.73	266,667
3.50	2,500	2.25	2,500
4.00	2,500	2.25	2,500
Total	904,998		904,998

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

On January 28, 2014, the Company issued 9,435 shares of restricted common stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $16,511 based on the market price of our common stock of $1.75 per share on the date of grant, which will be amortized over the three year vesting period.

The total fair value of restricted common stock vested during the nine months ended March 31, 2014 was $73,087 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of March 31, 2014, the amount of unvested compensation related to these issuances of restricted common stock was $237,939 which will be recorded as an expense in future periods as the stock vests. When calculating net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2013	33,939	1.85
Granted	171,951	1.81
Vested	-	-
Forfeited	-	-
Non-vested, March 31, 2014	205,890	$1.82

Issuance of Common Stock

On December 6, 2013, the Company issued 2,748 shares of common stock valued at $5,222 to a consultant for services rendered.

Note 6. Geographical Information

As of March 31, 2014, the Company had two reportable diverse geographical concentrations:  North American Operations, which consists of Reprints Desk and Reprints Desk Latin America, and France, which consists of TAAG.  Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Three Months Ended March 31, 2014			Nine Months Ended March 31, 2014
	North American Operations	France (TAAG)	Total	North American Operations	France (TAAG)	Total

Revenue	$6,791,278	$1,850,906	$8,642,184	$20,791,856	$6,050,428	$26,842,284
Cost of revenue	5,392,784	1,192,906	6,585,690	16,880,209	3,680,299	20,560,508
Selling, general and administrative expenses	1,788,319	793,280	2,581,599	4,746,191	2,367,683	7,113,874
Depreciation and amortization	56,359	70,783	127,142	154,680	210,777	365,457
Loss from operations	$(446,184)	$(206,063)	$(652,247)	$(989,224)	$(208,331)	$(1,197,555)

	Three Months Ended March 31, 2013			Nine Months Ended March 31, 2013
	North American Operations	France (TAAG)	Total	North American Operations	France (TAAG)	Total

Revenue	$7,878,181	$2,768,576	$10,646,757	$26,525,404	$7,645,450	$34,170,854
Cost of revenue	6,714,629	1,672,723	8,387,352	22,399,973	4,595,931	26,995,904
Selling, general and administrative expenses	1,387,339	967,668	2,355,007	3,752,936	3,007,482	6,760,418
Depreciation and amortization	47,857	92,478	140,335	185,324	276,583	461,907
Loss on facility sublease	233,015	-	233,015	233,015	-	233,015
Gain on sale of fixed assets	-	(10,130)	(10,130)	(18,630)	1,621	(17,009)
Income (loss) from operations	$(504,659)	$45,837	$(458,822)	$(27,214)	$(236,167)	$(263,381)

	As of March 31, 2014			As of June 30, 2013
	North American Operations	France (TAAG)	Total	North American Operations	France (TAAG)	Total

Current assets	$6,617,095	$1,562,674	$8,179,769	$5,536,474	$2,147,249	$7,683,723
Property and equipment, net	120,818	492,475	613,293	189,596	641,635	831,231
Intangible assets, net	82,617	-	82,617	123,482	-	123,482
Other non-current assets	9,698	286,714	296,412	9,712	276,361	286,073
Total assets	$6,830,228	$2,341,863	$9,172,091	$5,859,264	$3,065,245	8,924,509

Current liabilities	$5,637,413	$3,242,505	$8,879,918	$4,732,746	$3,373,479	8,106,225
Long term liabilities	-	197,132	197,132	-	504,104	504,104
Equity	1,192,815	(1,097,774)	95,041	1,126,518	(812,338)	314,180
Total liabilities and equity	$6,830,228	$2,341,863	$9,172,091	$5,859,264	$3,065,245	$8,924,509

Note 7. Subsequent Events

On May 2, 2014, stockholders voted to authorize the board of directors to effectuate, in its discretion, an amendment to the Company’s Articles of Incorporation, as amended, to effectuate a reverse stock split of the Company’s common stock of no less than 1-for-2 and no greater than 1-for-8 at any time before December 31, 2014, with special treatment for certain stockholders to preserve round lot holders.

The reverse stock split would become effective upon the filing of the amendment to the Company’s Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada, or at the later time set forth in the amendment. The exact timing of the amendment will be determined by the board of directors based on its evaluation as to if and when such action will be the most advantageous to the Company and its stockholders. In addition, the board of directors reserves the right, notwithstanding stockholder approval and without further action by the stockholders, to abandon the amendment and the reverse stock split if, at any time prior to the effectiveness of the filing of the amendment with the Secretary of State of the State of Nevada, the board of directors, in its sole discretion, determines that it is no longer in the best interest of the Company and its stockholders to proceed.

The board of directors’ primary reason for approving and recommending the reverse stock split is to increase the per share price of the Company’s common stock to meet the listing requirements of the NASDAQ Capital Market (“NASDAQ”). The board of directors believes that attaining and maintaining the listing of the Company’s common stock on NASDAQ is in the best interests of the Company and its stockholders.

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

We have two reportable diverse geographical concentrations:  North American Operations, which consists of Reprints Desk and Reprints Desk Latin America, and France, which consists of TAAG.

We provide three types of services to our customers: Article Galaxy, Reprints and ePrints and Printing and Logistics.

Article Galaxy

Researchers and regulatory personnel in life science and other research intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as single article delivery or document delivery. We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have arrangements with numerous content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to the addition or loss of customers.

We deliver research solutions through our Article Galaxy journal article platform (“Article Galaxy”). We have developed proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and enhance the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information.

As a cloud-based software-as-a-service (SaaS) solution, Article Galaxy is deployed as a single system across our entire customer base. Customers access Article Galaxy securely through online web interfaces and via web service APIs, which enable customers to leverage Article Galaxy features and functionality from within proprietary and other 3rd party software systems. Article Galaxy can also be configured to satisfy a customer’s individual preferences in areas such as user experience, business processes, and spend management. As a SaaS solution, Article Galaxy benefits from efficiencies in scalability, stability and development costs, resulting in significant advantages versus multiple instance or installed desktop software alternatives. We leverage these technical efficiencies to fuel rapid innovation and competitive advantage.

Reprints and ePrints

Marketing departments in life science and other research intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints.” They generally supply Reprints to doctors who may prescribe their products and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers print their content in-house and prohibit others from printing their content, however, when not prohibited by the content publisher, we use a third party to print Reprint orders delivered to North American customers, and TAAG to print Reprint orders delivered to mostly European customers. Electronic copies, called “ePrints,” are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increase the efficiency of our customers’ content purchases by transitioning from paper reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life science industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Printing and Logistics

Our printing and logistics services, performed by TAAG, include a variety of hard copy, professionally printed materials that are used for retail and marketing purposes, including Reprints, as well as regulatory sensitive marketing materials and clinical trial kits. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for our North American operations delivered to mostly European customers. TAAG possesses sufficient operational capacity to handle additional orders from customers.

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

Revenue Recognition

Our policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing three types of services to our customers: Article Galaxy, Reprints and ePrints, and Printing and Logistics.

Article Galaxy

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. This service, known in the industry as single article delivery or document delivery, generates nearly all of the revenue attributable to the Article Galaxy journal article platform. We recognize revenue from single article delivery services upon delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

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

Printing and Logistics

We charge a transactional fee for each order of hard copy printed material. We are responsible for printing and delivering the order. Printing and Logistics services are exclusively performed by TAAG, our French operating subsidiary. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for our North American operations delivered to mostly European customers. We recognize revenue from printing services when the printed materials have been shipped to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

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

Results of Operations

Comparison of the Three Months and Nine Months Ended March 31, 2014 and 2013

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenue	$8,642,184	$10,646,757	$26,842,284	$34,170,854
Cost of revenue	6,585,690	8,387,352	20,560,508	26,995,904
Gross profit	2,056,494	2,259,405	6,281,776	7,174,950

Operating expenses:
Selling, general and administrative	2,498,978	2,197,912	6,847,186	6,492,917
Stock-based compensation expense	82,621	157,095	266,688	267,501
Depreciation and amortization	127,142	140,335	365,457	461,907
Loss on facility sublease	-	233,015	-	233,015
Gain on sale of fixed assets	-	(10,130)	-	(17,009)
Total operating expenses	2,708,741	2,718,227	7,479,331	7,438,331
Loss from operations	(652,247)	(458,822)	(1,197,555)	(263,381)

Other income (expenses)
Interest expense	(13,516)	(16,946)	(41,441)	(76,506)
Other income (expense)	(6,510)	(8,142)	(12,899)	(18,056)
Total other expense	(20,026)	(25,088)	(54,340)	(94,562)
Loss before provision for income taxes	(672,273)	(483,910)	(1,251,895)	(357,943)
Provision for income taxes	(4,060)	8,476	(13,941)	6,795

Net loss	$(676,333)	$(475,434)	$(1,265,836)	$(351,148)

Revenue

	Three Months Ended March 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Revenue:
North American operations:
Article Galaxy	$4,954,003	$4,482,842	$471,161	10.5%
Reprints and ePrints	1,837,275	3,395,339	(1,558,064)	(45.9)%
Total North American operations	6,791,278	7,878,181	(1,086,903)	(13.8)%

France (TAAG):
Printing and logistics	1,850,906	2,768,576	(917,670)	(33.1)%
Total revenue	$8,642,184	$10,646,757	$(2,004,573)	(18.8)%

	Nine Months Ended March 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Revenue:
North American operations:
Article Galaxy	$13,677,310	$12,301,401	$1,375,909	11.2%
Reprints and ePrints	7,114,546	14,224,003	(7,109,457)	(50.0)%
Total North American operations	20,791,856	26,525,404	(5,733,548)	(21.6)%

France (TAAG):
Printing and logistics	6,050,428	7,645,450	(1,595,022)	(20.9)%
Total revenue	$26,842,284	$34,170,854	$(7,328,570)	(21.4)%

Article Galaxy revenue increased $471,161, or 10.5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and $1,375,909, or 11.2%, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. In both periods, the increase was primarily due to increased orders resulting from the acquisition of new customers. Single article delivery services generate nearly all of the revenue attributable to the Article Galaxy journal article platform. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to addition or loss of customers.

Revenue from Reprints and ePrints decreased $1,558,064, or 45.9%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and $7,109,457, or 50.0%, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. In both periods, the decrease was primarily due to unusually large one-time orders from our largest current customers during the nine months ended March 31, 2013, and the termination of a historically nonperforming publisher Reprint distribution agreement in December 2012. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Total revenue from North American operations decreased $1,086,903, or 13.8%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and $5,733,548, or 21.6%, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, for the reasons described above.

Revenue from TAAG decreased $917,670, or 33.1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and $1,595,022, or 20.9%, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. In both periods, the decrease was primarily due to disappointing sales efforts.  In the event that TAAG liquidates we would lose a significant percentage of revenue, or all revenue, from TAAG.

Cost of Revenue

	Three Months Ended March 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Cost of Revenue:
North American operations:
Article Galaxy	$3,706,392	$3,408,522	$297,870	8.7%
Reprints and ePrints	1,686,392	3,306,107	(1,619,715)	(49.0)%
Total North American operations	5,392,784	6,714,629	(1,321,845)	(19.7)%

France (TAAG):
Printing and logistics	1,192,906	1,672,723	(479,817)	(28.7)%
Total cost of revenue	$6,585,690	$8,387,352	$(1,801,662)	(21.5)%

	Three Months Ended March 31,
	2014	2013	2014-2013 Change *
As a percentage of revenue:
North American operations:
Article Galaxy	74.8%	76.0%	(1.2)%
Reprints and ePrints	91.8%	97.4%	(5.6)%
Total North American operations	79.4%	85.2%	(5.8)%

France (TAAG):
Printing and logistics	64.4%	60.4%	4.0%
Total	76.2%	78.8%	(2.6)%

* The difference between current and prior period cost of revenue as a percentage of revenue

	Nine Months Ended March 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Cost of Revenue:
North American operations:
Article Galaxy	$10,461,174	$9,468,899	$992,275	10.5%
Reprints and ePrints	6,419,035	12,931,074	(6,512,039)	(50.4)%
Total North American operations	16,880,209	22,399,973	(5,519,764)	(24.6)%

France (TAAG):
Printing and logistics	3,680,299	4,595,931	(915,632)	(19.9)%
Total cost of revenue	$20,560,508	$26,995,904	$(6,435,396)	(23.8)%

	Nine Months Ended March 31,
	2014	2013	2014-2013 Change *
As a percentage of revenue:
North American operations:
Article Galaxy	76.5%	77.0%	(0.5)%
Reprints and ePrints	90.2%	90.9%	(0.7)%
Total North American operations	81.2%	84.4%	(3.3)%

France (TAAG):
Printing and logistics	60.8%	60.1%	0.7%
Total	76.6%	79.0%	(2.4)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Cost of revenue as a percentage of revenue from Article Galaxy decreased to 74.8%, for the three months ended March 31, 2014 compared to 76%, for the three months ended March 31, 2013, and decreased to 76.5%, for the nine months ended March 31, 2014 compared to 77%, for the nine months ended March 31, 2013. In both periods, the decrease was primarily due to slightly reduced production expenses and decreased payments to publishers.

Cost of revenue as a percentage of revenue from Reprints and ePrints decreased to 91.8%, for the three months ended March 31, 2014 compared to 97.4%, for the three months ended March 31, 2013, and decreased to 90.2%, for the nine months ended March 31, 2014 compared to 90.9%, for the nine months ended March 31, 2013, primarily due to decreased payments to publishers.

Total cost of revenue as a percentage of revenue from North American operations decreased to 79.4%, for the three months ended March 31, 2014 compared to 85.2%, for the three months ended March 31, 2013, and to 81.2%, for the nine months ended March 31, 2014 compared to 84.4%, for the nine months ended March 31, 2013, for the reasons described above.

Cost of revenue as a percentage of revenue from TAAG increased to 64.4%, for the three months ended March 31, 2014 compared to 60.4%, for the three months ended March 31, 2013, and increased to 60.8%, for the nine months ended March 31, 2014 compared to 60.1%, for the nine months ended March 31, 2013. In both periods, the increase was primarily due to greater production expenses.

Gross Profit

	Three Months Ended March 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Gross Profit:
North American operations:
Article Galaxy	$1,247,611	$1,074,320	$173,291	16.1%
Reprints	150,883	89,232	61,651	69.1%
Total North American operations	1,398,494	1,163,552	234,942	20.2%

France (TAAG):
Printing and logistics	658,000	1,095,853	(437,853)	(40.0)%
Total gross profit	$2,056,494	$2,259,405	$(202,911)	(9.0)%

	Three Months Ended March 31,
	2014	2013	2014-2013 Change *
As a percentage of revenue:
North American operations:
Article Galaxy	25.2%	24.0%	1.2%
Reprints and ePrints	8.2%	2.6%	5.6%
Total North American operations	20.6%	14.8%	5.8%

France (TAAG):
Printing and logistics	35.6%	39.6%	(4.0)%
Total	23.8%	21.2%	2.6%

* The difference between current and prior period gross profit as a percentage of revenue

	Nine Months Ended March 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Gross Profit:
North American operations:
Article Galaxy	$3,216,136	$2,832,502	$383,634	13.5%
Reprints	695,511	1,292,929	(597,418)	(46.2)%
Total North American operations	3,911,647	4,125,431	(213,784)	(5.2)%

France (TAAG):
Printing and logistics	2,370,129	3,049,519	(679,390)	(22.3)%
Total gross profit	$6,281,776	$7,174,950	$(893,174)	(12.4)%

	Nine Months Ended March 31,
	2014	2013	2014-2013 Change *
As a percentage of revenue:
North American operations:
Article Galaxy	23.5%	23.0%	0.5%
Reprints and ePrints	9.8%	9.1%	0.7%
Total North American operations	18.8%	15.6%	3.3%

France (TAAG):
Printing and logistics	39.2%	39.9%	(0.7)%
Total	23.4%	21.0%	2.4%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Operating Expenses:
North American Operations:
Selling, general and administrative	$1,705,698	$1,230,244	$475,454	38.6%
Depreciation and amortization	56,359	47,857	8,502	17.8%
Stock-based compensation expense	82,621	157,095	(74,474)	(47.4)%
Loss on facility sublease	-	233,015	(233,015)	(100.0)%
(Gain) loss on sale of fixed assets	-	(10,130)	10,130	(100.0)%
Total North American operations	1,844,678	1,658,081	186,597	11.3%

France (TAAG):
Selling, general and administrative	793,280	967,668	(174,388)	(18.0)%
Depreciation and amortization	70,783	92,478	(21,695)	(23.5)%
Total France (TAAG)	864,063	1,060,146	(196,083)	(18.5)%
Total operating expenses	$2,708,741	$2,718,227	$(9,486)	(0.3)%

	Nine Months Ended March 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Operating Expenses:
North American Operations:
Selling, general and administrative	$4,479,503	$3,485,435	$994,068	28.5%
Depreciation and amortization	154,680	185,324	(30,644)	(16.5)%
Stock-based compensation expense	266,688	267,501	(813)	(0.3)%
Loss on facility sublease	-	233,015	(233,015)	(100.0)%
(Gain) loss on sale of fixed assets	-	(18,630)	18,630	(100.0)%
Total North American operations	4,900,871	4,152,645	748,226	18.0%

France (TAAG):
Selling, general and administrative	2,367,683	3,007,482	(639,799)	(21.3)%
Depreciation and amortization	210,777	276,583	(65,806)	(23.8)%
(Gain) loss on sale of fixed assets	-	1,621	(1,621)	(100.0)%
Total France (TAAG)	2,578,460	3,285,686	(707,226)	(21.5)%
Total operating expenses	$7,479,331	$7,438,331	$41,000	0.6%

Selling, General and Administrative

Selling, general and administrative expenses from North American operations increased $186,597 or 11.3%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and $748,226 or 18%, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. In both periods, the increase was primarily due to an increase in professional service fees.

Selling, general and administrative expenses from TAAG decreased $196,083 or 18.5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and $707,226 or 21.5%, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. In both periods, the decrease was primarily due to reductions in compensation, professional service fees, and rent.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended March 31, 2014, amounted to $127,142 and $365,457, respectively.

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

Interest Expense

For the three months ended March 31, 2014, interest expense was $13,516, compared to $16,946 for the three months ended March 31, 2013, a decrease of $3,430. For the nine months ended March 31, 2014, interest expense was $41,441, compared to $76,506 for the nine months ended March 31, 2013, a decrease of $35,065. In both periods, the decrease was primarily due to reduced interest expense from capital leases of printing equipment at TAAG. We expect interest expense to remain at current levels during the 2014 fiscal year.

Net Income (Loss)

	Three Months Ended March 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Net Income (Loss):
North American Operations	$(459,754)	$(494,628)	$34,874	7.1%
France (TAAG)	(216,579)	19,194	(235,773)	(1,228.4)%
Total net income (loss)	$(676,333)	$(475,434)	$(200,899)	(42.3)%

	Nine Months Ended March 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Net Income (Loss):
North American Operations	$(1,024,408)	$(54,776)	$(969,632)	(1,770.2)%
France (TAAG)	(241,428)	(296,372)	54,944	18.5%
Total net income (loss)	$(1,265,836)	$(351,148)	$(914,688)	(260.5)%

Net loss from North American operations decreased $34,874 or 7.1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to increased gross profit, partially offset by increased operating expenses as described above. Net loss from operations increased $969,632 or 1,770.2%, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, primarily due to decreased gross profit and increased operating expenses as described above.

Net income from TAAG decreased $235,773 or 1,228.4%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to decreased gross profit, partially offset by decreased operating expenses as described above. Net loss from TAAG decreased $54,944 or 18.5%, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, primarily due to decreased operating expenses, partially offset by decreased gross profit as described above.

Liquidity and Capital Resources

	Nine Months Ended March 31,
Consolidated Statements of Cash Flow Data:	2014	2013
Net cash used in operating activities	$(314,912)	$(149,409)
Net cash used in investing activities	$(75,288)	$(21,305)
Net cash provided by (used in) financing activities	$428,090	$(1,436,706)

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $11,188,000.

As of March 31, 2014, we had cash and cash equivalents of $1,648,502, compared to $1,699,969 as of June 30, 2013, a decrease of $51,467. This decrease was primarily attributable to a net loss of $1,265,836 and increases in accounts receivable of $418,605 and prepaid royalties of $202,160, partially offset by an increase of accounts payable of $752,241 and issuance of shares upon exercise of warrants for cash of $838,000.

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

France (TAAG)

We believe that the current cash resources and expected cash flow from TAAG may not be sufficient to sustain TAAG operations for the next twelve months. During the nine months ended March 31, 2014, TAAG incurred a net loss from operations of $208,331, and at March 31, 2014, had a working capital deficiency of approximately $1,680,000. In addition, significant net losses in prior years have been incurred. As of March 31, 2014 approximately $700,000 of payroll and VAT taxes were delinquent. In January 2014, the French tax authorities agreed to a repayment plan for the entire balance of delinquent payroll and VAT taxes consisting of 24 monthly payments of approximately $35,000 beginning in February 2014. Effective June 30, 2013, we forgave a loan receivable from TAAG totaling $1,009,115 to improve TAAG’s liquidity. Our line of credit with Silicon Valley Bank limits the amount of funding of TAAG to a maximum of $279,333 through June 30, 2014, and $50,000 per year thereafter. In addition, the lesser of $750,000 or 5% of the funds raised in a registered public offering can be used to fund TAAG through March 31, 2015. No additional financing for TAAG is in place. In the event that TAAG liquidates our exposure to creditors in France is limited to the assets of TAAG, with the exception of a $50,000 guarantee by us in favor of the landlord on the facility lease. In the event that TAAG liquidates we would lose a significant percentage of revenue, or all revenue, from TAAG.

Operating Activities

Our net cash used in operating activities was $314,912 for the nine months ended March 31, 2014 and resulted primarily from a net loss of $1,265,836 and increases in accounts receivable of $418,605 and prepaid royalties of $202,160, partially offset by an increase of accounts payable of $752,241, and non-cash depreciation and amortization of $365,457.

Our net cash used in operating activities was $149,409 for the nine months ended March 31, 2013 and resulted primarily from a decrease in accounts payable of $1,549,370 and an increase in prepaid expenses of $157,668, partially offset by a decrease in accounts receivable of $828,753, and non-cash depreciation and amortization of $488,883.

Investing Activities

Our net cash used in investing activities was $75,288 for the nine months ended March 31, 2014 and resulted primarily from the purchase of intangible assets and property and equipment.

Our net cash used in investing activities was $21,305 for the nine months ended March 31, 2013 and resulted primarily from the purchase of property and equipment.

Financing Activities

Our net cash provided by financing activities was $428,090 for the nine months ended March 31, 2014 and resulted from the issuance of shares upon the exercise of warrants for cash of $838,000, partially offset by payment of capital lease obligations of $195,527 and payments to factor of $182,976.

Our net cash used in financing activities was $1,436,706 for the nine months ended March 31, 2013 and resulted primarily from repayments under our credit line of $1,000,000 and payments of capital lease obligations of $460,921.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2014. Financial covenants are measured on North American operations only and include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. We failed to comply with the tangible net worth covenant in December 2011 and July 2013. On both occasions the parties agreed to amend and reset the minimum tangible net worth required under the covenant. The line of credit bears interest at the prime rate plus 2.5% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of March 31, 2014. The line of credit is secured by all of our company’s and subsidiaries’ assets, excluding TAAG’s assets.

Our line of credit with SVB limits the amount of funding of TAAG to a maximum of $279,333 through June 30, 2014, and $50,000 per year thereafter. In addition, the lesser of $750,000 or 5% of the funds raised in a registered public offering can be used to fund TAAG through March 31, 2015.

There were no outstanding borrowings under the line as of March 31, 2014 and June 30, 2013, respectively.  As of March 31, 2014 and June 30, 2013, approximately $2,116,000 and $2,000,000, respectively, of available credit was unused under the line of credit.

TAAG has factoring agreements with Credit Cooperatif and Natixis for working capital and credit administration purposes.  Under the agreements, the factors purchase trade accounts receivable assigned to them by TAAG.  The accounts are sold (with recourse) at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in TAAG’s custody and control and TAAG maintains all credit risk on those accounts.

On September 10, 2013, TAAG terminated our factoring agreement with ABN Amro.  As of March 31, 2014 and June 30, 2013, $0 and $165,971 was due from ABN Amro, respectively.

Under the factoring agreement with Credit Cooperatif, TAAG can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement.  The fee charged for the obligations outstanding is approximately 5%.  As of March 31, 2014 and June 30, 2013, $0 and $246,221 was due to Credit Cooperatif, respectively, that relate to funds paid to TAAG not yet returned to the factor.

On May 3, 2013, TAAG entered into a factoring agreement with Natixis. The maximum amount TAAG can borrow is not specified in the agreement.  The factor fee is determined based on TAAG’s revenue and the average amount of customer invoices.  The fee charged for the obligations outstanding as of March 31, 2014 was approximately 0.45%.  In addition, interest is charged on the amount financed at the three month Euribor interest rate plus 1.6%. The interest rate under the agreement was approximately 1.8% per annum at March 31, 2014.  As of March 31, 2014 and June 30, 2013, $63,245 and $0 was due to Natixis, respectively, that relate to funds paid to TAAG not yet returned to the factor.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss) from operations (which excludes interest and taxes), plus depreciation and amortization, stock-based compensation, impairment of acquired intangibles and goodwill, loss on facility sublease, and (gain) loss on sale of fixed assets. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to income (loss) from operations for the three months and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Income (loss) from operations	$(652,247)	$(458,822)	$(1,197,555)	$(263,381)
Add (deduct):
Depreciation and amortization	127,142	145,068	365,457	488,883
Stock-based compensation	82,621	157,095	266,688	267,501
Loss on facility sublease	-	233,015	-	233,015
(Gain) loss on sale of fixed assets	-	(10,130)	-	(17,009)
Adjusted EBITDA	$(442,484)	$66,226	$(565,410)	$709,009

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: May 15, 2014		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: May 15, 2014		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

**	Furnished herewith

