Form 10-K
period 2014-06-30
Research Solutions, Inc.
filed 2014-09-29
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,045,764 based on the closing price of $2.00 per share as reported on the OTCQB as of that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 19, 2014
Common Stock, $0.001 par value	17,862,742

Cautionary Notice Regarding Forward-Looking Statements

Unless otherwise indicated, (i) the terms “Research Solutions,” “we,” “us” and “our” refer to Research Solutions, Inc., a Nevada corporation, and our three wholly-owned subsidiaries Reprints Desk, Inc., a Delaware corporation (“Reprints Desk”), Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico (“Reprints Desk Latin America”), and Techniques Appliquées aux Arts Graphiques, S.p.A., an entity organized under the laws of France (“TAAG”), and (ii) the term “common stock” refers to the common stock, par value $0.001 per share, of Research Solutions. The financial information included herein is presented in United States dollars (“US Dollars”), the functional currency of our company. Although the majority of our revenue and costs are in US Dollars, the revenue and costs of TAAG are in Euros, and the costs of Reprints Desk Latin America are in Mexican Pesos.

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning our accounting estimates; assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

PART I

Item 1. Business

Company Overview

Research Solutions is a publicly traded holding company with three wholly owned subsidiaries at June 30, 2014: Reprints Desk, Inc., a Delaware corporation; Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico; and Techniques Appliquées aux Arts Graphiques, S.p.A., an entity organized under the laws of France. Research Solutions was incorporated in the State of Nevada on November 2, 2006. On March 4, 2013, we amended our Articles of Incorporation to change our name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.).

On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations.  On September 15, 2014, the French Tribunal de Commerce (the “Tribunal”) appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements.  In accordance with consolidation guidance we will derecognize the assets, liabilities and other comprehensive income of TAAG with a resulting gain on deconsolidation of approximately $1,000,000 recorded on our consolidated statements of operations on September 15, 2014.  In addition, comparative information for prior periods that is presented in future financial statements will be restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations.

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

At June 30, 2014, we have two reportable diverse geographical concentrations:  North American Operations, which consists of Reprints Desk and Reprints Desk Latin America, and France, which consists of TAAG.

At June 30, 2014, we provide three types of services to our customers: Article Galaxy, Reprints and ePrints and Printing and Logistics.

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

We deliver the aforementioned services through Article Galaxy, which consists of proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and enhance the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information.

As a cloud-based software-as-a-service (SaaS) solution, Article Galaxy is deployed as a single system across our entire customer base. Customers access Article Galaxy securely through online web interfaces and via web service APIs, which enable customers to leverage Article Galaxy features and functionality from within proprietary and other third party software systems. Article Galaxy can also be configured to satisfy a customer’s individual preferences in areas such as user experience, business processes, and spend management. As a SaaS solution, Article Galaxy benefits from efficiencies in scalability, stability and development costs, resulting in significant advantages versus multiple instance or installed desktop software alternatives. We leverage these technical efficiencies to fuel rapid innovation and competitive advantage.

Reprints and ePrints

Marketing departments in life science and other research intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints.” They generally supply Reprints to doctors who may prescribe their products and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers print their content in-house and prohibit others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders delivered to North American customers, and TAAG or third parties to print Reprint orders delivered to European customers. Electronic copies, called “ePrints,” are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increase the efficiency of our customers’ content purchases by transitioning from paper Reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life science industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Printing and Logistics

At June 30, 2014, our printing and logistics services, performed by TAAG, include a variety of hard copy, professionally printed materials that are used for retail and marketing purposes, including Reprints, as well as regulatory sensitive marketing materials and clinical trial kits. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for our North American operations delivered to mostly European customers.

On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary, and printing and logistics services ceased.

Competitive Strengths

We believe that we possess the following competitive strengths:

Services and Technology

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

Our services are configured to our customers’ needs and provide a personalized yet turnkey solution that covers the full spectrum of customer requirements; from identifying and locating articles, to facilitating copyright compliance, maximization of information resources already owned, electronic storage and monitoring, tracking usage, and automating end-user authentication. We continue to seek ways to enhance the performance of our existing proprietary software and systems and to develop and implement new technologies that expand the available methods of seeking and obtaining content.

Experienced Management Team

Our management team has extensive experience in satisfying customers across the information services and STM publishing industries. Further, our CEO has been an innovator in the space for over 20 years.

Customer Loyalty

The majority of our revenue comes from repeat customers, indicative of our focus on customer satisfaction and quality. A recent study performed by Outsell, an industry research and advisory firm, ranked Reprints Desk first in customer satisfaction (depth and breadth of coverage, fair pricing, and ease of doing business) and loyalty (intention to renew or continue service, and willingness to recommend the service to others).

Industry Presence and Established Relationships

We have a well-established presence and a network of contacts with our customers, STM publishing partners, and others in the information services space. We have existing arrangements with numerous content publishers that allow us to distribute their content.

Promotion

We employ a segment-focus marketing approach to challenge existing competition. In pursuit of growth, we invest in vertical integration and channel relationships to increase the value we provide to customers, extend our promotional reach, and decrease customer acquisition costs. We anticipate growth coming from cross-selling into our existing customer base, penetrating new market verticals, and generating market demand and preference from both existing and new customers. While we place emphasis on the life science market, with a focus on pharmaceutical, biotechnology and medical device customers, we are also penetrating the following new markets: legal, academic, aerospace, automotive, semiconductor, electronics, chemicals and food and agriculture.

Growth Strategy

Organic Growth

We seek to grow our customer base through targeted selling and marketing campaigns consisting of sales calls on potential customers. This strategy is supported by innovative technological systems, aggressive pricing and high quality service. We also submit proposals to potential customers in response to requests for proposals, or RFPs. We have invested heavily in our operations to ensure that they are capable of supporting future growth.

Acquisitions and Combinations

From time to time, and as opportunities arise, we may explore strategic acquisitions and combinations, including the acquisition of customer lists, that bring revenue, profitability, growth potential and additional technology, products, services, operations and/or geographic capabilities to our company.

International Expansion

We have expanded internationally through increased sales to companies located abroad, particularly in Europe and Japan. From time to time, and as opportunities arise, we may further expand internationally through partnerships or acquisitions.

Publisher Agreements

We have arrangements with numerous STM content publishers that allow us to distribute their content. In addition, we regularly contact publishers in an attempt to negotiate additional publisher agreements. A typical publisher agreement would allow us to distribute the publisher’s content according to a negotiated price list, thereby eliminating the need to contact the publisher and obtain the rights for each individual order. Many of these publishers provide us with electronic access to their content, which allows us to further expedite the delivery of single articles to our customers. In addition, we rely on a small number of content publishers for the majority of our content costs.

Company Services

At June 30, 2014, we generate revenue by providing three types of services to our customers: Article Galaxy, Reprints and ePrints, and Printing and Logistics.

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

Reprints and ePrints

We charge a transactional fee for each Reprint or ePrint order and are responsible for printing and delivery of Reprint orders, and the electronic delivery and, in some cases, the electronic delivery mechanism of ePrint orders. The majority of content publishers print their content in-house and prohibit others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders delivered to North American customers, and TAAG or third parties to print Reprint orders delivered to European customers. We recognize revenue from reprints and ePrints services upon shipment or electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Printing and Logistics

We charge a transactional fee for each order of hard copy printed material. We are responsible for printing and delivering the order. Printing and Logistics services are performed by TAAG. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for North American operations delivered to mostly European customers. We recognize revenue from printing services when the selling price is fixed or determinable, the printed materials have been shipped to the customer, and collectability is reasonably assured.

Customers and Suppliers

Approximately 18% and 25% of our revenue for the years ended June 30, 2014 and 2013, respectively, was derived from our two largest customers. Loss of either or both of these customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

In addition, approximately 45% and 49% of our content cost for the years ended June 30, 2014 and 2013, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future.

Sales and Marketing

To acquire customers we rely on sales promotion to sell to large enterprise accounts, and marketing communications to more efficiently recruit small-to-medium and geographically-dispersed enterprises. The promotional mix of tactics we utilize includes: advertising, events, direct response and integrated marketing campaigns, public relations and content publicity, search engine optimization and marketing, thought leadership programs, channel alliances training, and analyst relations. In addition, a portion of our marketing budget is dedicated to research and customer retention, which, we believe, increases total lifetime value per account and generates significant amounts of referrals for new business.

Competition

The markets in which we compete are highly competitive. The primary methods of competition in our industry are price, service, technology and niche focus. Competition based on price is often successful in the short-term, but can limit the ability of a supplier to provide adequate service levels. Competition based on service and/or technology requires significant investment in systems and that investment requires time to produce results. Niche operators focus on narrow activities, but cannot aggregate sufficient content, technology and services to satisfy broad customer needs. We believe that many customers and potential customers are less price sensitive if the service levels are high and the technology creates efficiency and/or management information that has not been available previously.

Our competition includes:

•	Piracy - Perhaps, our most serious competitor. Many entities use content for commercial purposes without complying with applicable copyright laws, and paying the required copyright to the content publisher. As information becomes more readily available, the opportunity for piracy increases.

•	STM Single Article Delivery Vendors and Content Aggregators - Our primary competitors for global, full service Single Article Delivery services are Infotrieve, British Library and Linda Hall Library.

•	Publisher Service Companies - Primarily printing shops that offer to manage a publisher’s reprints business in addition to providing their main subscription printing needs (e.g., Copyright Clearance Center, Sheridan Reprints, Reprint Services and Cadmus).

•	Media Buyers - These companies aggregate advertising “buy” and obtain a publisher discount, sometimes including Reprints as part of their “buy” (e.g., Compas).

•	Customer In-House Services - While Single Article Delivery services are more challenging than Reprint services for our customers to provide in house, many existing and potential customers manage these services internally.

•	Publisher In-House Capabilities - Some large publishers have developed in-house capabilities to service the content re-use market, however, many of them neglect other content repurposing opportunities and may not be able to aggregate content from other publishers.

•	Commercial Printing Companies – The commercial printing industry is increasingly commoditized and larger printing companies are able to offer prices lower than those offered by smaller companies.

Corporate History and Structure

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and in November 2006 entered into a Share Exchange Agreement with Reprints Desk. At the closing of the transaction contemplated by the Share Exchange Agreement, Research Solutions acquired all of the outstanding shares of Reprints Desk from its stockholders and issued 8,000,003 shares of common stock to the former stockholders of Reprints Desk. Following completion of the exchange transaction, Reprints Desk became a wholly-owned subsidiary of Research Solutions. Reprints Desk provides Article Galaxy and Reprint and ePrint services.

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

 On July 24, 2012, we formed Reprints Desk Latin America to provide operational and administrative support services to Reprints Desk.

On March 4, 2013, we consummated a merger with DYSC Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we, in connection with such merger, amended our Articles of Incorporation to change our name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.).

On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements.  In accordance with consolidation guidance we will derecognize the assets, liabilities and other comprehensive income of TAAG with a resulting gain on deconsolidation of approximately $1,000,000 recorded on our consolidated statements of operations on September 15, 2014.  In addition, comparative information for prior periods that is presented in future financial statements will be restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations.

Employees

As of September 19, 2014, we had 92 full time employees.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this prospectus, including our consolidated financial statements and related notes, before investing in our common stock. The following summarizes material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock. Any of the following risks, if they actually occur, would likely harm our business, financial condition and results of operations. As a result, the trading price of our common stock could decline, and investors could lose the money they paid to buy our common stock.

Risks Related to Our Business and Our Industry

We have incurred significant losses, and may be unable to maintain profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For our fiscal years ended June 30, 2014 and 2013, we incurred a net loss of $1,866,418 and earned net income of $191,922, respectively. As of June 30, 2014, we had an accumulated deficit of $15,858,656. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The discontinuation of France (TAAG) will significantly reduce our revenue.

For our fiscal years ended June 30, 2014 and 2013, approximately $8,067,735, or 22.1%, and $10,300,599, or 22.6%, of our revenue was derived from TAAG, respectively. On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary, and printing and logistics services ceased which will result in the loss of all revenue which was previously attributable to TAAG.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

Approximately 18% and 25% of our revenue for the years ended June 30, 2014 and 2013, respectively, was derived from our two largest customers. Loss of either or both of these customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 45% and 49% of our content cost for the years ended June 30, 2014 and 2013, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

The Company is exposed to credit risk on its accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

Approximately 6% and 11% of our accounts receivable as of June 30, 2014 and 2013, respectively, was receivable from our largest customer. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

Our services, technology and industry relationships are key assets and competitive advantages of our company and our business may be affected by how we are perceived in the marketplace.

Our services, technology and industry relationships are key assets that enable us to effectively compete in our industry. Our ability to attract and retain customers is highly dependent upon external perceptions of the quality, efficacy, responsiveness and ease-of-use of our services and business practices, and overall financial condition. Negative perceptions or publicity regarding these matters could damage our reputation with customers and the public, which could make it difficult for us to attract and maintain customers. Adverse developments with respect to our industry may also, by association, negatively impact our reputation. Negative perceptions or publicity could have a material adverse effect on our business and financial results.

Our business performance is dependent upon the effectiveness of our technology investments, the failure of which could materially impact our business and financial results.

We have and will continue to undertake significant investments in our technology infrastructure to continually strengthen our position in research and marketing solutions and improve our existing technology platform. We may fail to effectively invest such amounts, or we may invest significant amounts in technologies that do not ultimately assist us in achieving our strategic goals. We may also fail to maintain our technology infrastructure in a manner that allows us to readily meet our customers’ needs. If we experience any of these or similar failures related to our technology investments, we will not achieve our expected revenue growth, or desired cost savings, and we could experience a significant competitive disadvantage in the marketplace, which could have a material adverse effect on our business and financial results.

In addition, the failure to continue to invest in our business could result in a material adverse effect on our future financial results. Such investments may include: executing on, and mitigating risks associated with, new product offerings and entrance into new geographic markets; and ensuring continued compatibility of our new platforms and technologies with our customers’ networks and systems.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Third parties, including our content providers, may assert claims of infringement of intellectual property rights against us or our customers for which we may be liable or have an indemnification obligation. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. Although third parties may offer a license to their content, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In addition, our licenses are generally non-exclusive, and therefore our competitors may have access to the same content licensed to us. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from providing certain content or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed the claimant’s copyrights, royalties or other fees. Any of these events could seriously harm our business, operating results and financial condition.

Our industry is subject to intense competition and rapid technological change, which may result in products or new solutions that are superior to our products or solutions under development. If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our products or solutions may become less useful or obsolete and our operating results will suffer.

The industry in which we operate in general is subject to intense and increasing competition and rapidly evolving technologies. Because our products are expected to have long development cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to demonstrate the advantages of our products and solutions.

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render our products under development, or any future solutions we may have, and related technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our solutions and related technologies obsolete. We may not have or be able to raise or develop the financial resources, technical expertise, or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our products and solutions.

Increased accessibility of free or relatively inexpensive information sources may reduce demand for our products and services.

In recent years, more public sources of free or relatively inexpensive information have become available, particularly through the Internet, and this trend is expected to continue. For example, some governmental and regulatory agencies have increased the amount of information they make publicly available at no cost. Public sources of free or relatively inexpensive information may reduce demand for our products and services. Our financial results may be adversely affected if our customers choose to use these public sources as a substitute for our products or services.

We depend on the services of Peter Victor Derycz and other key personnel, and may not be able to operate and grow our business effectively if we lose their services or are unable to attract qualified personnel in the future.

Our success depends in part upon the continued service of Peter Victor Derycz, who is our President, Chief Executive Officer, and Chairman of the Board of Directors. Mr. Derycz is critical to the overall management of our company as well as to the development of our technologies, our culture and our strategic direction and is instrumental in developing and maintaining close ties with our customer base. We also rely heavily on our senior management team because they have substantial experience with our diverse service offerings and business strategies. In addition, we rely on our senior management team to identify internal expansion and external growth opportunities. Our ability to retain senior management and other key personnel is therefore very important to our future success. We have employment agreements with our senior management, but these employment agreements do not ensure that they will not voluntarily terminate their employment with us. In addition, our key personnel are subject to non-solicitation and confidential information restrictions. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require the remaining key personnel to divert immediate attention to seeking a replacement. Competition for senior management personnel is intense, and fit is important to us. Our inability to find a suitable replacement for any departing executive officer or key employee on a timely basis could adversely affect our ability to operate and grow our business.

We rely on our proprietary software systems, and our websites and online networks, and a disruption, failure or security compromise of these systems would disrupt our business, damage our reputation and adversely affect our revenue and profitability.

Our proprietary software systems are critical to our business because they enable the efficient and timely service of a large number of customer orders. Similarly, we rely on our websites, online networks, and email systems to obtain content and deliver customer orders, and provide timely, relevant and dependable business information to our customers. Therefore, network or system shutdowns caused by events such as computer hacking, sabotage, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as loss of service from third parties, power outages, natural disasters and similar events, could affect our ability to store, handle and deliver data and services to our customers. Any such interruption of our operations could negatively impact customer satisfaction and revenue.

Breaches of our data security systems or unintended disclosure of our customer data could result in large expenditures to repair or replace such systems, to remedy any security breaches and to protect us from similar events in the future.

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

Disruptions or security compromises of our systems could result in large expenditures to repair or replace such systems, to remedy any security breaches and protect us from similar events in the future. We also could be exposed to negligence claims or other legal proceedings brought by our customers or their clients, and we could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving lawsuits or claims. In addition, if we were to suffer damage to our reputation as a result of any system failure or security compromise, our revenue and profitability could be adversely affected.

Our failure to comply with the covenants contained in our loan agreement could result in an event of default that could adversely affect our financial condition and ability to operate our business as planned.

We currently have a line of credit with Silicon Valley Bank, maturing on October 31, 2015, under which there were no outstanding borrowings as of June 30, 2014. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. While we were in compliance with these covenants as of June 30, 2014, we failed to comply with the tangible net worth covenant in December 2011 and July 2013. On both occasions the parties agreed to amend and reset the minimum tangible net worth required under the covenant. Our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

In addition, the indebtedness under our loan agreement is secured by a security interest in substantially all of our tangible and intangible assets, and therefore, if we are unable to repay such indebtedness the bank could foreclose on these assets and sell the pledged equity interests, which would adversely affect our ability to operate our business. If any of these were to occur, we may not be able to continue operations as planned, implement our planned growth strategy or react to opportunities for or downturns in our business.

Government regulations related to the Internet could increase our cost of doing business, affect our ability to grow or may otherwise negatively affect our business.

Governmental agencies and federal and state legislatures have adopted, and may continue to adopt, new laws and regulatory practices in response to the increasing use of the Internet and other online services. These new laws may be related to issues such as online privacy, copyrights, trademarks and service mark, sales taxes, fair business practices, domain name ownership and the requirement that our operating units register to do business as foreign entities or otherwise be licensed to do business in jurisdictions where they have no physical location or other presence. In addition, these new laws, regulations or interpretations relating to doing business through the Internet could increase our costs materially and adversely affect our revenue and results of operations.

We may be adversely affected by changes in legislation and regulation.

Laws relating to communications, data protection, e-commerce, direct marketing and digital advertising and the use of public records have become more prevalent in recent years. Existing and proposed legislation and regulations, including changes in the manner in which such legislation and regulations are interpreted by courts in the United States, Europe and other jurisdictions, may impose limits on our collection and use of certain kinds of information and our ability to communicate such information effectively to our customers. It is difficult to predict in what form laws and regulations will be adopted or how they will be construed by the relevant courts, or the extent to which nay changes might adversely affect us.

Our growth strategy may require significant additional resources, and such additional resources might not be available on terms acceptable to us, if at all, which may in turn hamper our growth and adversely affect our business.

Our growth strategy will require us to significantly expand the capabilities of our administrative and operational resources. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new technology, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to undertake equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

 Acquisitions, joint ventures or similar strategic relationships may disrupt or otherwise have a material adverse effect on our business and financial results.

As part of our strategy, we may explore strategic acquisitions and combinations, including the acquisition of customer lists, or enter into joint ventures or similar strategic relationships. These transactions are subject to the following risks:

•	Acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

•	We may not be able to integrate successfully the services, content, products and personnel of any such transaction into our operations;

•	We may not derive the revenue improvements, cost savings and other intended benefits of any such transaction; and

•	There may be risks, exposures and liabilities of acquired entities or other third parties with whom we undertake a transaction, that may arise from such third parties’ activities prior to undertaking a transaction with us.

Our prior acquisitions have resulted in significant impairment charges and have operated at losses. Our acquisition of Pools in 2010 resulted in an impairment loss of $233,385 during the year ended June 30, 2012 and operations were discontinued in June 2013.

Our acquisition of TAAG in 2011 resulted in an impairment loss of $1,602,638 during the year ended June 30, 2012 and TAAG has incurred significant net losses since the acquisition. On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements.  In accordance with consolidation guidance we will derecognize the assets, liabilities and other comprehensive income of TAAG with a resulting gain on deconsolidation of approximately $1,000,000 recorded on our consolidated statements of operations on September 15, 2014.  In addition, comparative information for prior periods that is presented in future financial statements will be restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations.

We can provide no assurance that future acquisitions, joint ventures or strategic relationships will be accretive to our business overall or will result in profitable operations.

We are subject to risks related to our foreign operations which could adversely affect our operations and financial performance.

We have an operational and administrative support organization in Mexico, and sell our services worldwide. Foreign operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including: exposure to local economic conditions; exposure to local political conditions; currency exchange rate fluctuations; reliance of local management; and additional potential costs of complying with rules and regulations of foreign jurisdictions. Any adverse consequence resulting from the materialization of the foregoing risks would adversely affect our financial performance and results of operations.

Unfavorable general economic conditions in the United States, Europe, or in other major markets could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States, Europe, Japan, or in one or more of our other major markets, could negatively affect demand for our services and our results of operations. Under difficult economic conditions, businesses may seek to reduce spending on our services, or shift away from our services to in-house alternatives.

Risks Relating to Ownership of Our Common Stock

 We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained. If an active public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in our common stock.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our common stock.

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

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on your investment may be limited to increases in the market price of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our Loan and Security Agreement with Silicon Valley Bank prohibits us from paying cash dividends. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment might only occur if the market price of our common stock appreciates.

 Voting power of a significant percentage of our common stock is held by our president, chief executive officer and chairman, and his brother-in-law, who together are able to control or exercise significant influence over the outcome of matters to be voted on by our stockholders.

As of June 30, 2014, Peter Victor Derycz, our President, Chief Executive Officer, and Chairman of the Board of Directors, has voting power equal to approximately 23% of all votes eligible to be cast at a meeting of our stockholders. Paul Kessler, one of our directors and the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and has voting power equal to approximately 27% of all votes eligible to be cast at a meeting of our stockholders. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together currently have the ability to control the election of directors, and other matters submitted to a vote of all of our stockholders. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our common stock is currently quoted on the OTCQB tier of the OTC Markets Group Inc., under the symbol “RSSS.” On September 19, 2014, the last reported sale price of our common stock on the OTCQB was $0.70. As a result, our common stock constitutes a “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

Because our common stock is not currently listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

Our common stock is quoted on the OTCQB under the symbol “RSSS.” Because our stock is quoted on the OTCQB rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

Our board of directors has broad discretion to issue additional securities.

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2014 we had issued and outstanding 17,600,242 shares of common stock and we had 3,035,817 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2014, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2014, we could issue up to 79,363,941 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

Our articles of incorporation, bylaws and Nevada law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our articles of incorporation, bylaws and Nevada law contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are currently authorized to issue up to 20,000,000 shares of “blank check” preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No shares of our preferred stock are currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by current management.

Provisions of our articles of incorporation, bylaws and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our articles of incorporation, our bylaws and Nevada law, as applicable, among other things, provide our board of directors with the ability to alter our bylaws without stockholder approval, and provide that vacancies on our board of directors may be filled by a majority of directors in office, although less than a quorum.

We may become subject to Nevada’s control share acquisition laws (Nevada Revised Statutes 78.378 -78.3793), which prohibit an acquirer, under certain circumstances, from voting shares of a corporation’s stock after crossing specific threshold ownership percentages, unless the acquirer obtains the approval of the issuing corporation’s stockholders. We are also subject to Nevada’s Combination with Interested Stockholders Statute (Nevada Revised Statutes 78.411 -78.444) which prohibits an interested stockholder from entering into a “combination” with the corporation, unless certain conditions are met. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with our board of directors. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our executive offices are located at 5435 Balboa Blvd., Suite 202, Encino, California. We lease approximately 3,200 square feet of office space for $5,115 per month from an unrelated third party. The lease expires on May 31, 2015.

Pools’ printing facility was located at 3455-3501 Commercial Avenue, Northbrook, Illinois until operations were discontinued in June 2013. We continue to lease approximately 13,000 square feet of space for $8,500 per month from an unrelated third party. The lease expires on May 31, 2016. On March 24, 2013, we entered into an agreement to sublease the facility to a third party effective April 1, 2013. The sublease calls for monthly rental proceeds of $6,300 through May 2016. The amount of the expected rental proceeds from the sublease will be less than the amount we are contractually obligated to pay under the lease agreement.

The printing facility and offices of TAAG are located at 3 rue Olympe de Gouges - ZAC des Radars 91350 Grigny, France. TAAG leases approximately 1,775 square meters of printing facility and 425 square meters of office space for approximately $20,000 (€15,417) per month from an unrelated third party. The lease expires on December 31, 2019. We have guaranteed approximately $50,000 (€40,000) in favor of the landlord in connection with the lease and will likely need to remit these funds to the landlord in the immediate future as a consequence of our divestiture of TAAG to the French Tribunal de Commerce.

On August 1, 2014 Reprints Desk Latin America S. de R.L. de C.V, entered into a lease agreement for approximately 280 square meters of office space in Monterrey, Mexico. The lease requires monthly payments of approximately $1,500 (19,482 Mexican Pesos) through July 2015.

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

On March 28, 2013, we entered into a Settlement Agreement with Fimmotaag and its 2 principal owners (the “Settlement Agreement”), pursuant to which Fimmotaag agreed to return 336,921 shares of our common stock to us and to forego future payments payable to Fimmotaag by us pursuant to the terms of the agreement under which we acquired TAAG from Fimmotaag. The 2 principal owners of Fimmotaag also agreed to pay 285,000 Euros that they personally guaranteed to TAAG’s landlord, of which TAAG will reimburse them 100,000 Euros. The Settlement Agreement resolved the suit filed within the Commercial Court of Evry, France, by us in February 2013 against Fimmotaag and its 2 principal owners.  We retired the returned shares in April 2013.

On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements.  In accordance with consolidation guidance we will derecognize the assets, liabilities and other comprehensive income of TAAG with a resulting gain on deconsolidation of approximately $1,000,000 recorded on our consolidated statements of operations on September 15, 2014.  In addition, comparative information for prior periods that is presented in future financial statements will be restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Approximate Number of Holders of Common Stock

Our common stock is quoted on the OTCQB under the symbol "RSSS."  The following table sets forth, for the periods indicated, the reported high and low bid quotations for our common stock as reported on the OTCQB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Year Ended June 30, 2014:	High Bid	Low Bid
First Quarter (July 1 – September 30)	$1.90	$1.45
Second Quarter (October 1 – December 31)	$2.06	$1.40
Third Quarter (January 1 – March 31)	$2.35	$1.51
Fourth Quarter (April 1 – June 30)	$1.96	$0.92

Year Ended June 30, 2013:
First Quarter (July 1 – September 30)	$1.30	$0.87
Second Quarter (October 1 – December 31)	$1.07	$0.66
Third Quarter (January 1 – March 31)	$1.25	$0.66
Fourth Quarter (April 1 – June 30)	$1.83	$1.05

As of September 19, 2014, we had a total of 17,862,742 shares of our common stock outstanding and the closing sales price was $0.70 per share on the OTCQB. According to the records of our transfer agent, we had 35 record holders of our common stock as of September 19, 2014. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid dividends on our common stock. In addition, our Loan and Security Agreement with Silicon Valley Bank prohibits us from paying cash dividends. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2014 and 2013 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and in November 2006 entered into a Share Exchange Agreement with Reprints Desk. At the closing of the transaction contemplated by the Share Exchange Agreement, Research Solutions acquired all of the outstanding shares of Reprints Desk from its stockholders and issued 8,000,003 shares of common stock to the former stockholders of Reprints Desk. Following completion of the exchange transaction, Reprints Desk became a wholly-owned subsidiary of Research Solutions. Reprints Desk provides Article Galaxy and Reprint and ePrint services.

On July 24, 2012, we formed Reprints Desk Latin America to provide operational and administrative support services to Reprints Desk.

On March 4, 2013, we consummated a merger with DYSC Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we, in connection with such merger, amended our Articles of Incorporation to change our name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.).

On February 28, 2007, we entered into an agreement with Pools pursuant to which we acquired 75% of the issued and outstanding common stock of Pools for consideration of $616,080. We purchased the remaining interest in Pools that we did not already own on August 31, 2010.  The results of Pools’ operations have been included in our consolidated financial statements since March 1, 2007. On January 1, 2012, Pools merged with and into Reprints Desk. Pools provided printing services, specializing in reprints, until operations were discontinued in June 2013.

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

On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements.  In accordance with consolidation guidance we will derecognize the assets, liabilities and other comprehensive income of TAAG with a resulting gain on deconsolidation of approximately $1,000,000 recorded on our consolidated statements of operations on September 15, 2014.  In addition, comparative information for prior periods that is presented in future financial statements will be restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations.

We provide research solutions that facilitate the flow of information from the publishers of scientific, technical, and medical content to enterprise customers in life science and other research intensive organizations around the world. We provide customers with access to hundreds of thousands of newly published articles each year in addition to the tens of millions of existing articles that have been published in the past, helping them to identify the most useful and relevant content for their activities. In addition to serving end users of content, we also serve STM publishers by facilitating compliance with applicable copyright laws. We have developed proprietary software and Internet-based interfaces that allow customers to find, electronically receive and legally use the content that is critical to their research.

At June 30, 2014, we have two reportable diverse geographical concentrations:  North American Operations, which consists of Reprints Desk and Reprints Desk Latin America, and France, which consists of TAAG.

At June 30, 2014, we provide three types of services to our customers: Article Galaxy, Reprints and ePrints and Printing and Logistics.

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

Reprints and ePrints

Marketing departments in life science and other research intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints.” They generally supply Reprints to doctors who may prescribe their products and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers print their content in-house and prohibit others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders delivered to North American customers, and TAAG or third parties to print Reprint orders delivered to European customers. Electronic copies, called “ePrints,” are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increase the efficiency of our customers’ content purchases by transitioning from paper Reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life science industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Printing and Logistics

At June 30, 2014, our printing and logistics services, performed by TAAG, include a variety of hard copy, professionally printed materials that are used for retail and marketing purposes, including Reprints, as well as regulatory sensitive marketing materials and clinical trial kits. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for our North American operations delivered to mostly European customers.

On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary, and printing and logistics services ceased.

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

Revenue Recognition

Our policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. At June 30, 2014, we generate revenue by providing three types of services to our customers: Article Galaxy, Reprints and ePrints, and Printing and Logistics.

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

Reprints and ePrints

We charge a transactional fee for each Reprint or ePrint order and are responsible for printing and delivery of Reprint orders, and the electronic delivery and, in some cases, the electronic delivery mechanism of ePrint orders. The majority of content publishers print their content in-house and prohibit others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders delivered to North American customers, and TAAG or third parties to print Reprint orders delivered to European customers. We recognize revenue from reprints and ePrints services upon shipment or electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Printing and Logistics

We charge a transactional fee for each order of hard copy printed material. We are responsible for printing and delivering the order. Printing and Logistics services are performed by TAAG. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for North American operations delivered to mostly European customers. We recognize revenue from printing services when the selling price is fixed or determinable, the printed materials have been shipped to the customer, and collectability is reasonably assured.

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

 Allowance for doubtful accounts

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding.  We established an allowance for doubtful accounts of $321,698 and $211,743 as of June 30, 2014 and 2013, respectively.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of our Company. Capital accounts of foreign subsidiaries are translated into US dollars from foreign currencies at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. Although the majority of our revenue and costs are in US dollars, the revenue and costs of TAAG are in Euros, and the costs of Reprints Desk Latin America are in Mexican Pesos. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2014	2013
Period end Euro : US Dollar exchange rate	1.36	1.30
Average period Euro : US Dollar exchange rate	1.36	1.29

Period end Mexican Peso : US Dollar exchange rate	0.08	0.08
Average period Mexican Peso : US Dollar exchange rate	0.08	0.08

Comparison of the Years Ended June 30, 2014 and 2013

Results of Operations

	Years ended
	June 30,
	2014	2013

Revenue	$36,550,910	$45,498,526
Cost of revenue	28,204,613	35,948,380
Gross profit	8,346,297	9,550,146

Operating expenses:
Selling, general and administrative	9,262,233	8,452,865
Stock-based compensation expense	355,220	386,563
Depreciation and amortization	507,678	590,922
Loss on facility sublease	-	233,015
Gain on sale of fixed assets	-	(476,904)
Total operating expenses	10,125,131	9,186,461
Income (loss) from operations	(1,778,834)	363,685

Other income (expenses):
Interest expense	(55,923)	(89,411)
Other income (expense)	(15,562)	(84,023)
Total other expense	(71,485)	(173,434)
Income (loss) before provision for income taxes	(1,850,319)	190,251
Benefit from (provision for) income taxes	(16,099)	1,671

Net income (loss)	$(1,866,418)	$191,922

 Revenue

	Years Ended June 30,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Revenue:
North American operations:
Article Galaxy	$18,673,515	$16,779,889	$1,893,626	11.3%
Reprints and ePrints	9,809,660	18,418,038	(8,608,378)	(46.7)%
Total North American operations	28,483,175	35,197,927	(6,714,752)	(19.1)%

France (TAAG):
Printing and Logistics	8,067,735	10,300,599	(2,232,864)	(21.7)%
Total revenue	$36,550,910	$45,498,526	$(8,947,616)	(19.7)%

Article Galaxy revenue increased $1,893,626, or 11.3%, for the year ended June 30, 2014 compared to the prior year, primarily due to increased orders resulting from the acquisition of new customers. Single article delivery services generate nearly all of the revenue attributable to the Article Galaxy journal article platform. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to the addition or loss of customers.

Revenue from Reprints and ePrints decreased $8,608,378, or 46.7%, for the year ended June 30, 2014 compared to the prior year, primarily due to unusually large one-time orders from our largest current customers during the year ended June 30, 2013, and the termination of a historically nonperforming publisher Reprint distribution agreement in December 2012. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Total revenue from North American operations decreased $6,714,752, or 19.1%, for the year ended June 30, 2014 compared to the prior year, for the reasons described above.

Revenue from TAAG decreased $2,232,864, or 21.7%, for the year ended June 30, 2014 compared to the prior year, primarily due a reduction in customer orders and the loss of customers. For our fiscal years ended June 30, 2014 and 2013, approximately $8,067,735, or 22.1%, and $10,300,599, or 22.6%, of our revenue was derived from TAAG, respectively. On August 18, 2014 TAAG will become a discontinued operation, and on September 15, 2014 TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements. Accordingly, revenue from TAAG will be classified as discontinued operations from July 1, 2014 to September 14, 2014, and will cease on September 15, 2014.

  Cost of Revenue

	Years Ended June 30,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Cost of Revenue:
North American operations:
Article Galaxy	$14,168,628	$12,894,665	$1,273,963	9.9%
Reprints and ePrints	8,861,035	16,913,589	(8,052,554)	(47.6)%
Total North American operations	23,029,663	29,808,254	(6,778,591)	(22.7)%

France (TAAG):
Printing and Logistics	5,174,950	6,140,126	(965,176)	(15.7)%
Total cost of revenue	$28,204,613	$35,948,380	$(7,743,767)	(21.5)%

	Years Ended June 30,
	2014	2013	2014-2013 Change *
As a percentage of revenue:
North American operations:
Article Galaxy	75.9%	76.8%	(1.0)%
Reprints and ePrints	90.3%	91.8%	(1.5)%
Total North American operations	80.9%	84.7%	(3.8)%

France (TAAG):
Printing and Logistics	64.1%	59.6%	4.5%
Total	77.2%	79.0%	(1.8)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Cost of revenue as a percentage of revenue from Article Galaxy decreased to 75.9%, for the year ended June 30, 2014 compared to 76.8%, for the prior year, primarily due to slightly reduced production expenses and decreased payments to publishers.

Cost of revenue as a percentage of revenue from Reprints and ePrints decreased to 90.3%, for the year ended June 30, 2014 compared to 91.8%, for the prior year, primarily due to decreased payments to publishers.

Total cost of revenue as a percentage of revenue from North American operations decreased to 80.9%, for the year ended June 30, 2014 compared to 84.7%, for the prior year. Cost of revenue as a percentage of revenue from TAAG increased to 64.1%, for the year ended June 30, 2014 compared to 59.6%, for the prior year, primarily due to greater production expenses. On August 18, 2014 TAAG will become a discontinued operation, and on September 15, 2014 TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements. Accordingly, cost of revenue from TAAG will be classified as discontinued operations from July 1, 2014 to September 14, 2014, and will cease on September 15, 2014.

Gross Profit

	Years Ended June 30,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Gross Profit:
North American operations:
Article Galaxy	$4,504,887	$3,885,224	$619,663	15.9%
Reprints	948,625	1,504,449	(555,824)	(36.9)%
Total North American operations	5,453,512	5,389,673	63,839	1.2%

France (TAAG):
Printing and Logistics	2,892,785	4,160,473	(1,267,688)	(30.5)%
Total gross profit	$8,346,297	$9,550,146	$(1,203,849)	(12.6)%

	Years Ended June 30,
	2014	2013	2014-2013 Change *
As a percentage of revenue:
North American operations:
Article Galaxy	24.1%	23.2%	1.0%
Reprints and ePrints	9.7%	8.2%	1.5%
Total North American operations	19.1%	15.3%	3.8%

France (TAAG):
Printing and Logistics	35.9%	40.4%	(4.5)%
Total	22.8%	21.0%	1.8%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Years Ended June 30,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Operating Expenses:
North American Operations:
Selling, general and administrative	$5,917,012	$4,526,802	$1,390,210	30.7%
Depreciation and amortization	219,934	235,860	(15,926)	(6.8)%
Stock-based compensation expense	355,220	386,563	(31,343)	(8.1)%
Loss on facility sublease	-	233,015	(233,015)	(100.0)%
(Gain) loss on sale of fixed assets	-	(20,980)	20,980	(100.0)%
Total North American operations	6,492,166	5,361,260	1,130,906	21.1%

France (TAAG):
Selling, general and administrative	3,345,221	3,926,063	(580,842)	(14.8)%
Depreciation and amortization	287,744	355,062	(67,318)	(19.0)%
(Gain) loss on sale of fixed assets	-	(455,924)	455,924	(100.0)%
Total France (TAAG)	3,632,965	3,825,201	(192,236)	(5.0)%
Total operating expenses	$10,125,131	$9,186,461	$938,670	10.2%

 Selling, General and Administrative

Selling, general and administrative expenses from North American operations increased $1,390,210 or 30.7%, for the year ended June 30, 2014 compared to the prior year, primarily due to an increase in professional service fees.

Selling, general and administrative expenses from TAAG decreased $580,842 or 14.8%, for the year ended June 30, 2014 compared to the prior year, primarily due to reductions in compensation, professional service fees, and rent. On August 18, 2014 TAAG will become a discontinued operation, and on September 15, 2014 TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements. Accordingly, selling, general and administrative expenses from TAAG will be classified as discontinued operations from July 1, 2014 to September 14, 2014, and will cease on September 15, 2014.

Depreciation and Amortization

Depreciation and amortization for the years ended June 30, 2014 and 2013 amounted to $507,678 and $617,898, respectively. The amounts recorded for North American operations were split between depreciation of property equipment and amortization of customer lists. The amounts recorded for TAAG consisted mostly of depreciation on printing equipment.

 (Gain) Loss on Sale of Fixed Assets

During the year ended June 30, 2014, we recorded a deferred gain on sale of fixed assets of $143,304 resulting from TAAG’s sale of printing equipment with a net book value of $143,304. During the year ended June 30, 2013, we recorded a gain on sale of fixed assets of $457,544 primarily resulting from TAAG’s sale of printing equipment with a net book value of $37,322.

Interest Expense

Interest expense was $55,923 for the year ended June 30, 2014, compared to $89,411 for the prior year, a decrease of $33,488. The decrease was primarily due to reduced interest expense from capital leases of printing equipment at TAAG.

Provision for Income Taxes

During the year ended June 30, 2014, we recorded a provision for income taxes of $16,099 as a result of federal and state income tax payments. During the year ended June 30, 2013, we recorded an income tax benefit of $1,671 as a result of refunds of prior years’ state income tax payments.

Net Income (Loss)

	Years Ended June 30,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Net Income (Loss):
North American Operations	$(1,084,132)	$(70,240)	$(1,013,892)	(1443.5)%
France (TAAG)	(782,286)	262,162	(1,044,448)	(398.4)%
Total net income (loss)	$(1,866,418)	$191,922	$(2,058,340)	(1072.5)%

Net loss from North American operations increased $1,013,892 or 1,443.5%, for the year ended June 30, 2014 compared to the prior year, primarily due to increased operating expenses partially offset by increased gross profit as described above.

Net income from TAAG decreased $1,044,448 or 398.4%, for the year ended June 30, 2014 compared to the prior year, primarily due to decreased gross profit and operating expenses as described above.

Liquidity and Capital Resources

	Years Ended June 30,
Consolidated Statements of Cash Flow Data:	2014	2013
Net cash provided by (used in) operating activities	$310,700	$(95,838)
Net cash provided by (used in) investing activities	$(101,178)	$451,020
Net cash provided by (used in) financing activities	$260,739	$(1,789,750)

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $11,188,000.

As of June 30, 2014, we had cash and cash equivalents of $2,075,926, compared to $1,699,969 as of June 30, 2013, an increase of $375,957. This increase is primarily attributable to an increase of accounts payable of $1,180,038 and issuance of shares upon exercise of warrants for cash of $838,000, partially offset by a net loss of $1,866,418.

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of June 30, 2014, we had a working capital deficiency of $1,351,581 and a stockholders’ deficiency of $418,926. For the year ended June 30, 2014, the Company recorded a net loss of $1,866,418 however cash provided by operating activities was $310,700. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may never sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve and maintain profitability on a quarterly or annual basis. However, given the subsequent deconsolidation of TAAG discussed below the Company believes that its current cash resources and expected cash flow from its North American operations will be sufficient to sustain current operations for the next twelve months. The Company expects that cash flow from its North American operating activities will continue to be positive; however, there are no assurances that such results will be achieved.

France (TAAG)

Cash resources and expected cash flow from TAAG are not sufficient to sustain TAAG operations for the next twelve months. During the year ended June 30, 2014, TAAG incurred a net loss from operations of $740,180, and at June 30, 2014, had a working capital deficiency of approximately $2,115,000. In addition, significant net losses in prior years have been incurred. As of June 30, 2014 approximately $600,000 of payroll and VAT taxes were delinquent. In January 2014, the French tax authorities agreed to a repayment plan for the entire balance of delinquent payroll and VAT taxes consisting of 24 monthly payments of approximately $35,000 beginning in February 2014. Effective June 30, 2013, we forgave a loan receivable from TAAG totaling $1,009,115 to improve TAAG’s liquidity.

As a result, on August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations. On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements.  In accordance with consolidation guidance we will derecognize the assets, liabilities and other comprehensive income of TAAG with a resulting gain on deconsolidation of approximately $1,000,000 recorded on our consolidated statements of operations on September 15, 2014.  In addition, comparative information for prior periods that is presented in future financial statements will be restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations.

Operating Activities

Our net cash provided by operating activities was $310,700 for the year ended June 30, 2014 and resulted primarily from an increase in accounts payable of $1,180,038, a decrease in accounts receivable of $225,045 and non-cash depreciation and amortization of $507,678, partially offset by a net loss of $1,866,418.

Our net cash used in operating activities was $95,838 for the year ended June 30, 2013 and resulted primarily from a decrease in accounts payable of $2,257,735, partially offset by a decrease of accounts receivable of $1,132,754 and non-cash depreciation and amortization of $617,898.

Investing Activities

Our net cash used in investing activities was $101,178 for the year ended June 30, 2014 and resulted primarily from the purchase of intangible assets and property and equipment.

Our net cash provided by investing activities was $451,020 for the year ended June 30, 2013 and resulted primarily from the proceeds from sale of fixed assets.

 Financing Activities

Our net cash provided by financing activities was $260,739 for the year ended June 30, 2014 and resulted from the issuance of shares upon the exercise of warrants for cash of $838,000, partially offset by payment of capital lease obligations of $276,289.

Our net cash used in financing activities was $1,789,750 for the year ended June 30, 2013 and resulted primarily from payments under line of credit of $1,000,000 and payments of capital lease obligations of $738,783.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. Our line of credit with SVB limits the amount of funding of TAAG to a maximum of $50,000 per year. In addition, the lesser of $750,000 or 5% of the funds raised in a registered public offering can be used to fund TAAG through March 31, 2015. The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2014. Financial covenants are measured on North American operations only and include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. We failed to comply with the tangible net worth covenant in December 2011 and July 2013. On both occasions the parties agreed to amend and reset the minimum tangible net worth required under the covenant. The line of credit bears interest at the prime rate plus 2.5% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of June 30, 2014. The line of credit is secured by all of our company’s and subsidiaries’ assets, excluding TAAG’s assets.

There were no outstanding borrowings under the line as of June 30, 2014 and June 30, 2013, respectively.  As of June 30, 2014 and June 30, 2013, approximately $2,185,000 and $2,000,000, respectively, of available credit was unused under the line of credit.

TAAG has factoring agreements with Credit Cooperatif and its subsidiary Natixis for working capital and credit administration purposes.  Under these agreements, the factors purchase trade accounts receivable assigned to them by TAAG.  The accounts are sold (with recourse) at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in TAAG’s custody and control and TAAG maintains all credit risk on those accounts.

On September 10, 2013, TAAG terminated its factoring agreement with ABN Amro. As of June 30, 2014 and 2013, $0 and $165,971 was due from ABN Amro, respectively.

Under the factoring agreement with Credit Cooperatif, TAAG can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement.  The fee charged for the obligations outstanding under the agreement has averaged approximately 5%.  As of June 30, 2014 and 2013, $0 and $246,221 was due to Credit Cooperatif, respectively, that relate to funds paid to TAAG not yet returned to the factor.

On May 3, 2013, TAAG entered into a factoring agreement with Natixis. The maximum amount TAAG can borrow is not specified in the agreement.  The factor fee is determined based on TAAG’s revenue and the average amount of customer invoices.  The fee charged for the obligations outstanding as of June 30, 2014 was approximately 0.45%.  In addition, interest is charged on the amount financed at the three month Euribor interest rate plus 1.6%. The interest rate under the agreement was approximately 1.8% per annum at June 30, 2014.  As of June 30, 2014 and 2013, $116,762 and $0 was due from Natixis, respectively.

The credit agreements related to TAAG are not the responsibility of the Company as, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements.

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

Set forth below is a reconciliation of Adjusted EBITDA to income (loss) from operations for the years ended June 30, 2014 and 2013:

	Years Ended June 30,
	2014	2013
Income (loss) from operations	$(1,778,834)	$363,685
Add (deduct):
Depreciation and amortization	507,678	617,898
Stock-based compensation	355,220	386,563
Loss on facility sublease	-	233,015
(Gain) loss on sale of fixed assets	-	(476,904)
Adjusted EBITDA	$(915,936)	$1,124,257

Set forth below is a proforma reconciliation of Adjusted EBITDA to income (loss) from operations for the year ended June 30, 2014 that presents the proforma impact of TAAG as if it was classified as discontinued operations at June 30, 2014:

	Unadjusted Year Ended June 30, 2014	Adjustments	Proforma Year Ended June 30, 2014
Income (loss) from operations	$(1,778,834)	$740,180	$(1,038,654)
Add (deduct):
Depreciation and amortization	507,678	(287,744)	219,934
Stock-based compensation	355,220	-	355,220
Loss on facility sublease	-	-	-
(Gain) loss on sale of fixed assets	-	-	-
Adjusted EBITDA	$(915,936)	$452,436	$(463,500)

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

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 2 to our Consolidated Financial Statements appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Research Solutions, Inc. and Subsidiaries

Encino, California

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc. (the “Company”) and Subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Research Solutions, Inc. and Subsidiaries as of June 30, 2014 and 2013 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg and Company, P.A

Los Angeles, California

September 29, 2014

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$2,075,926	$1,699,969
Accounts receivable:
Trade receivables, net of allowance of $321,698 and $211,743, respectively	4,741,672	4,966,717
Due from factor	116,762	165,971
Inventory	192,245	171,682
Prepaid expenses and other current assets	317,263	327,532
Prepaid royalties	552,689	351,852
Total current assets	7,996,557	7,683,723

Other assets:
Property and equipment, net of accumulated depreciation of $1,511,229 and $1,094,953, respectively	527,374	831,231
Intangible assets, net of accumulated amortization of $430,704 and $308,245, respectively	55,235	123,482
Deposits and other assets	463,461	286,073
Total assets	$9,042,627	$8,924,509

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$8,710,072	$7,530,034
Capital lease obligations, current	324,802	221,461
Notes payable, current	11,601	55,293
Due to factor	-	246,221
Deferred revenue	158,359	53,216
Other liability	143,304	-
Total current liabilities	9,348,138	8,106,225

Long term liabilities:
Notes payable, long term	-	11,059
Capital lease obligations, long term	113,415	493,045
Total liabilities	9,461,553	8,610,329

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,600,242 and 16,970,465 shares issued and outstanding, respectively	17,600	16,970
Additional paid-in capital	15,406,033	14,213,443
Accumulated deficit	(15,858,656)	(13,992,238)
Accumulated other comprehensive income	16,097	76,005
Total stockholders’ equity (deficiency)	(418,926)	314,180
Total liabilities and stockholders’ equity (deficiency)	$9,042,627	$8,924,509

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Years ended
	June 30,
	2014	2013

Revenue	$36,550,910	$45,498,526
Cost of revenue	28,204,613	35,948,380
Gross profit	8,346,297	9,550,146

Operating expenses:
Selling, general and administrative	9,617,453	8,839,428
Depreciation and amortization	507,678	590,922
Loss on facility sublease	-	233,015
Gain on sale of fixed assets	-	(476,904)
Total operating expenses	10,125,131	9,186,461
Income (loss) from operations	(1,778,834)	363,685

Other income (expenses):
Interest expense	(55,923)	(89,411)
Other income (expense)	(15,562)	(84,023)
Total other expense	(71,485)	(173,434)
Income (loss) before provision for income taxes	(1,850,319)	190,251
Benefit from (provision for) income taxes	(16,099)	1,671

Net income (loss)	(1,866,418)	191,922

Other comprehensive income (loss):
Foreign currency translation	(59,908)	15,351
Comprehensive income (loss)	$(1,926,326)	$207,273

Net income (loss) per common share:
Basic	$(0.11)	$0.01
Diluted	$(0.11)	$0.01

Weighted average shares outstanding:
Basic	17,230,311	17,123,460
Diluted	17,230,311	17,262,652

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity (Deficiency)

For the Years Ended June 30, 2014 and 2013

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity (Deficiency)

Balance, July 1, 2012	17,069,437	$17,069	$13,671,873	$(14,184,160)	$60,654	$(434,564)

Fair value of vested stock options	-	-	323,776	-	-	323,776

Common stock issued upon exercise of stock options	21,766	22	(22)	-	-	-

Fair value of common stock issued for customer list	182,244	182	154,726	-	-	154,908

Common stock retired	(336,921)	(337)	337	-	-	-

Fair value of common stock issued for services	33,939	34	62,753	-	-	62,787

Net income	-	-	-	191,922	-	191 922

Foreign currency translation	-	-	-	-	15,351	15,351

Balance, June 30, 2013	16,970,465	16,970	14,213,443	(13,992,238)	76,005	314,180

Fair value of vested stock options	-	-	247,385	-	-	247,385

Fair value of common stock issued for services	210,777	211	107,624	-	-	107,835

Common stock issued upon exercise of warrants	419,000	419	837,581	-	-	838,000

Net loss	-	-	-	(1,866,418)	-	(1,866,418)

Foreign currency translation	-	-	-	-	(59,908)	(59,908)

Balance, June 30, 2014	17,600,242	$17,600	$15,406,033	$(15,858,656)	$16,097	$(418,926)

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2014	2013

Cash flow from operating activities:
Net income (loss)	$(1,866,418)	$191,922
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	507,678	617,898
Fair value of vested stock options	247,385	323,776
Fair value of common stock issued for services	107,835	62,787
Gain on sale of fixed assets	-	(476,904)
Loss on facility sublease	-	233,015
Changes in operating assets and liabilities:
Accounts receivable	225,045	1,132,754
Inventory	(20,563)	191,959
Due from factor	49,209	31,068
Prepaid expenses and other current assets	10,269	(152,309)
Prepaid royalties	(200,837)	63,487
Deposits and other assets	(177,388)	(41,871)
Accounts payable and accrued expenses	1,180,038	(2,257,735)
Deferred revenue	105,143	(15,685)
Other liability	143,304	-
Net cash provided by (used in) operating activities	310,700	(95,838)

Cash flow from investing activities:
Purchase of property and equipment	(190,270)	(101,028)
Purchase of intangible assets	(54,212)	(21,526)
Proceeds from sale of fixed assets	143,304	573,574
Net cash provided by (used in) investing activities	(101,178)	451,020

Cash flow from financing activities:
Advances (payments) to factor	(246,221)	(10,415)
Payment of notes payable	(54,751)	(40,552)
Payment of capital lease obligations	(276,289)	(738,783)
Advances (payments) under line of credit	-	(1,000,000)
Issuance of shares upon exercise of warrants for cash	838,000	-
Net cash provided by (used in) financing activities	260,739	(1,789,750)

Effect of exchange rate changes	(94,304)	(16,441)
Net increase (decrease) in cash and cash equivalents	375,957	(1,451,009)
Cash and cash equivalents, beginning of period	1,699,969	3,150,978
Cash and cash equivalents, end of period	$2,075,926	$1,699,969

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$16,099	$(1,671)
Cash paid for interest	$55,923	$89,411

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of customer list through the issuance of common shares	$-	$154,908

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2014 and 2013

Note 1.	Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006.  On March 4, 2013, we consummated a merger with DYSC Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we, in connection with such merger, amended our Articles of Incorporation to change our name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.). Research Solutions, Inc. is a publicly traded holding company with three wholly owned subsidiaries at June 30, 2014: Reprints Desk, Inc., a Delaware corporation (“Reprints Desk”); Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico (“Reprints Desk Latin America”); and Techniques Appliquées aux Arts Graphiques, S.p.A. (“TAAG”), an entity organized under the laws of France.

On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations. On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements.  In accordance with consolidation guidance we will derecognize the assets, liabilities and other comprehensive income of TAAG with a resulting gain on deconsolidation of approximately $1,000,000 recorded on our consolidated statements of operations on September 15, 2014.  In addition, comparative information for prior periods that is presented in future financial statements will be restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations (see Note 12).

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

At June 30, 2014, we have two reportable diverse geographical concentrations: North American Operations, which consists of Reprints Desk and Reprints Desk Latin America, and France, which consists of TAAG.

At June 30, 2014, we provide three types of services to our customers: Article Galaxy, Reprints and ePrints and Printing and Logistics.

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

Reprints and ePrints

Marketing departments in life science and other research intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints.” They generally supply Reprints to doctors who may prescribe their products and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers print their content in-house and prohibit others from printing their content; however, when not prohibited by the content publisher, we use a third parties to print Reprint orders delivered to North American customers, and TAAG or third parties to print Reprint orders delivered to European customers. Electronic copies, called “ePrints,” are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increase the efficiency of our customers’ content purchases by transitioning from paper Reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life science industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Printing and Logistics

At June 30, 2014, our printing and logistics services, performed by TAAG, include a variety of hard copy, professionally printed materials that are used for retail and marketing purposes, including Reprints, as well as regulatory sensitive marketing materials and clinical trial kits. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for our North American operations delivered to mostly European customers.

On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary, and printing and logistics services ceased (see Note 12).

Liquidity

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of June 30, 2014, we had a working capital deficiency of $1,351,581 and a stockholders’ deficiency of $418,926. For the year ended June 30, 2014, the Company recorded a net loss of $1,866,418 however cash provided by operating activities was $310,700. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may never sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve and maintain profitability on a quarterly or annual basis. However, given the subsequent deconsolidation of TAAG discussed below the Company believes that its current cash resources and expected cash flow from its North American operations will be sufficient to sustain current operations for the next twelve months. The Company expects that cash flow from its North American operating activities will continue to be positive; however, there are no assurances that such results will be achieved.

France (TAAG)

Cash resources and expected cash flow from TAAG are not sufficient to sustain TAAG operations for the next twelve months. During the year ended June 30, 2014, TAAG incurred a net loss from operations of $740,180, and at June 30, 2014, had a working capital deficiency of approximately $2,115,000. In addition, significant net losses in prior years have been incurred. As of June 30, 2014, approximately $600,000 of payroll and VAT taxes were delinquent. In January 2014, the French tax authorities agreed to a repayment plan for the entire balance of delinquent payroll and VAT taxes consisting of 24 monthly payments of approximately $35,000 beginning in February 2014. Effective June 30, 2013, we forgave a loan receivable from TAAG totaling $1,009,115 to improve TAAG’s liquidity.

As a result, on August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations. On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements.  In accordance with consolidation guidance we will derecognize the assets, liabilities and other comprehensive income of TAAG with a resulting gain on deconsolidation of approximately $1,000,000 recorded on our consolidated statements of operations on September 15, 2014.  In addition, comparative information for prior periods that is presented in future financial statements will be restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations.

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2014 or 2013.

Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.  The Company established an allowance for doubtful accounts of $321,698 and $211,743 as of June 30, 2014 and 2013, respectively.

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

Cash denominated in Euros with a US Dollar equivalent of $191,259 and $393,093 at June 30, 2014 and 2013, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes accounts receivable concentrations:

	As of June 30,
	2014	2013
Customer A	*	11%

The following table summarizes revenue concentrations:

	Twelve Months Ended June 30,
	2014		2013
Customer A	12%		11%
Customer B		*	14%

The following table summarizes vendor concentrations:

	Twelve Months Ended June 30,
	2014	2013
Vendor A	22%	16%
Vendor B	12%	*
Vendor C	11%	11%
Vendor D	*	22%

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

Management assess the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2014 and 2013, the Company did not recognize any impairments for its property and equipment.

Intangible Assets

Management performs impairment tests of indefinite-lived intangible assets at least annually, or whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred.

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

As of June 30, 2014 and 2013, the Company determined that there were no indicators of impairment of its recorded intangible assets.

Revenue Recognition

The Company’s policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. At June 30, 2014, we generate revenue by providing three types of services to our customers: Article Galaxy, Reprints and ePrints, and Printing and Logistics.

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

Reprints and ePrints

We charge a transactional fee for each Reprint or ePrint order and are responsible for printing and delivery of Reprint orders, and the electronic delivery and, in some cases, the electronic delivery mechanism of ePrint orders. The majority of content publishers print their content in-house and prohibit others from printing their content; however, when not prohibited by the content publisher, we use a third parties to print Reprint orders delivered to North American customers, and TAAG or third parties to print Reprint orders delivered to European customers. We recognize revenue from reprints and ePrints services upon shipment or electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Printing and Logistics

We charge a transactional fee for each order of hard copy printed material. We are responsible for printing and delivering the order. Printing and Logistics services are performed by TAAG. The majority of TAAG’s customers are in France. Only a small percentage of the printing work performed by TAAG is for Reprint orders for North American operations delivered to mostly European customers. We recognize revenue from printing services when the selling price is fixed or determinable, the printed materials have been shipped to the customer, and collectability is reasonably assured.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into US Dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. Although the majority of our revenue and costs are in US dollars, the revenue and costs of TAAG are in Euros, and the costs of Reprints Desk Latin America are in Mexican Pesos. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2014	2013
Period end Euro : US Dollar exchange rate	1.36	1.30
Average period Euro : US Dollar exchange rate	1.36	1.29

Period end Mexican Peso : US Dollar exchange rate	0.08	0.08
Average period Mexican Peso : US Dollar exchange rate	0.08	0.08

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities had been issued. At June 30, 2014 potentially dilutive securities include options to acquire 1,888,851 shares of common stock and warrants to acquire 904,998 shares of common stock.  At June 30, 2013 potentially dilutive securities include options to acquire 1,692,898 shares of common stock and warrants to acquire 2,376,173 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted common stock. Basic and diluted net loss per common share is the same for all periods presented with a net loss because all warrants and stock options outstanding are anti-dilutive.

The calculation of basic and diluted net income (loss) per share is presented below:

	Years Ended June 30,
	2014	2013
Numerator:
Net income (loss)	$(1,866,418)	$191,922

Denominator:
Weighted average shares outstanding (basic)	17,230,311	17,123,460
Effect of diluted securities	-	139,192
Weighted average shares outstanding (diluted)	17,230,311	17,262,652

Net income (loss) per share:
Basic	$(0.11)	$0.01
Diluted	$(0.11)	$0.01

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3.	Property and Equipment

Property and equipment consists of the following as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Computer equipment	$334,128	$320,328
Software	240,483	236,920
Printing equipment	1,293,731	1,206,908
Furniture and fixtures	170,261	162,028
Total	2,038,603	1,926,184
Less accumulated depreciation	(1,511,229)	(1,094,953)
Net, Property and equipment	$527,374	$831,231

Printing equipment includes $1,158,423 and $1,104,271 of equipment under capital leases as of June 30, 2014 and 2013, respectively, and related accumulated depreciation of $804,595 and $541,087 in the same respective periods.

Depreciation expense for the years ended June 30, 2014 and 2013 was $385,219 and $499,440, respectively, with $0 and $26,979 recorded under cost of revenue in the same respective periods.

During the year ended June 30, 2014, we collected $143,304 resulting from TAAG’s sale of printing equipment with a net book value of $143,304. Due to the subsequent insolvency filing by TAAG this amount may be returned and has been recorded as an other liability at June 30, 2014. During the year ended June 30, 2013, we recorded a gain on sale of fixed assets of $457,544 primarily resulting from TAAG’s sale of printing equipment with a net book value of $37,322.

Note 4.	Intangible Assets

Intangible assets consist of customer lists related to the Company’s North American operations, which are amortized over an estimated useful life of 2 years. As of June 30, 2014 and 2013, the Company determined that there were no indicators of impairment of its recorded intangible assets.

Intangible assets consist of the following as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Customer lists	$469,514	$415,302
Intellectual property licenses	16,425	16,425
Total	485,939	431,727
Less accumulated amortization	(430,704)	(308,245)
Net, Intangible assets	$55,235	$123,482

Note 5.	Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable.  The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2014. Financial covenants are measured on North American operations only and include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. The Company failed to comply with the tangible net worth covenant in December 2011 and July 2013. On both occasions the parties agreed to amend and reset the minimum tangible net worth required under the covenant. The line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.5% as of June 30, 2014. The line of credit is secured by all of the Company’s and its subsidiaries’ assets, excluding TAAG’s assets.

Our line of credit with SVB limits the amount of funding of TAAG to a maximum of $50,000 per year. In addition, the lesser of $750,000 or 5% of the funds raised in a registered public offering can be used to fund TAAG through March 31, 2015.

There were no outstanding borrowings under the line as of June 30, 2014 and June 30, 2013, respectively.  As of June 30, 2014 and June 30, 2013, approximately $2,185,000 and $2,000,000, respectively, of available credit was unused under the line of credit.

Note 6.	Factor Agreements

TAAG has factoring agreements with Credit Cooperatif and its subsidiary Natixis for working capital and credit administration purposes.  Under these agreements, the factors purchase trade accounts receivable assigned to them by TAAG.  The accounts are sold (with recourse) at the invoice amount subject to a factor commission and other miscellaneous fees.  Trade accounts receivable not sold remain in TAAG’s custody and control and TAAG maintains all credit risk on those accounts.

On September 10, 2013, TAAG terminated its factoring agreement with ABN Amro. As of June 30, 2014 and 2013, $0 and $165,971 was due from ABN Amro, respectively.

Under the factoring agreement with Credit Cooperatif, TAAG can borrow up to approximately $325,000 (Euro 250,000).  The factor fee is determined on a case by case basis and is not specified in the agreement.  The fee charged for the obligations outstanding under the agreement has averaged approximately 5%.  As of June 30, 2014 and 2013, $0 and $246,221 was due to Credit Cooperatif, respectively, that relate to funds paid to TAAG not yet returned to the factor.

On May 3, 2013, TAAG entered into a factoring agreement with Natixis. The maximum amount TAAG can borrow is not specified in the agreement.  The factor fee is determined based on TAAG’s revenue and the average amount of customer invoices.  The fee charged for the obligations outstanding as of June 30, 2014 was approximately 0.45%.  In addition, interest is charged on the amount financed at the three month Euribor interest rate plus 1.6%. The interest rate under the agreement was approximately 1.8% per annum at June 30, 2014.  As of June 30, 2014 and 2013, $116,762 and $0 was due from Natixis, respectively.

Note 7.	Notes payable

In 2008, TAAG entered into a loan agreement to which outstanding borrowings amounted to $11,601 and $66,352, at June 30, 2014 and 2013, respectively.  The note requires quarterly principal and interest payments, bears interest at 6.11% percent per annum, is secured by all the assets of TAAG, and matures in September 2014.

Note 8.	Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 15, 2012, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 1,500,000 to 3,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 783,847 shares available for grant under the Plan as of June 30, 2014. All current stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2012	1,471,167	$1.27	1,141,666	$1.27	329,501	$1.29
Granted	387,898	1.19	183,898	1.14	204,000	1.24
Options vesting	-	-	193,333	1.25	(193,333)	1.25
Exercised	(85,333)	1.04	(85,333)	1.04	-	-
Forfeited/Cancelled	(80,834)	1.82	(80,834)	1.82	-	-
Outstanding at June 30, 2013	1,692,898	1.24	1,352,730	1.23	340,168	1.29
Granted	223,953	1.72	7,400	1.80	216,553	1.71
Options vesting	-	-	194,000	1.30	(194,000)	1.30
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	(28,000)	3.09	(28,000)	3.09	-	-
Outstanding at June 30, 2014	1,888,851	$1.27	1,526,130	$1.21	362,721	$1.53

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2014 and 2013.

	Years Ended June 30,
	2014	2013
Expected dividend yield	0%	0%
Risk-free interest rate	1.52% - 1.97%	0.67% - 1.08%
Expected life (in years)	5 - 6	5 – 6
Expected volatility	121% - 126%	130% - 133%

The weighted average remaining contractual life of all options outstanding as of June 30, 2014 was 6.48 years. The remaining contractual life for options vested and exercisable at June 30, 2014 was 5.90 years. Furthermore, the aggregate intrinsic value of all options outstanding as of June 30, 2014 was $141,967, and the aggregate intrinsic value of options vested and exercisable at June 30, 2014 was $137,683, in each case based on the fair value of the Company’s common stock on June 30, 2014. The total fair value of options vested during the year ended June 30, 2014 was $247,385 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of June 30, 2014, the amount of unvested compensation related to these options was $321,009 which will be recorded as an expense in future periods as the options vest.

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

Additional information regarding stock options outstanding and exercisable as of June 30, 2014 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$1.00	347,000	4.91	347,000
1.02	287,000	6.08	287,000
1.07	53,898	8.30	45,565
1.15	278,000	8.61	214,000
1.20	31,414	9.89	-
1.25	32,000	8.63	16,000
1.30	263,000	7.68	219,165
1.50	380,000	3.56	380,000
1.75	1,067	9.59	-
1.80	190,050	9.23	7,400
1.85	24,000	8.89	10,000
1.97	1,422	9.40	-
Total	1,888,851		1,526,130

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2012	2,576,182	$2.06
Granted	-	-
Exercised	-	-
Expired	(200,009)	2.00
Outstanding, June 30, 2013	2,376,173	2.06
Granted	-	-
Exercised	(419,000)	2.00
Expired	(1,052,175)	2.37
Outstanding, June 30, 2014	904,998	$1.73
Exercisable, June 30, 2013	2,376,173	$2.06
Exercisable, June 30, 2014	904,998	$1.73

The intrinsic value for all warrants outstanding as of June 30, 2014 was $1,500, based on the fair value of the Company’s common stock on June 30, 2014.

In November 2013, warrant holders exercised warrants to purchase 419,000 shares of the Company’s common stock for $838,000.

Additional information regarding warrants outstanding and exercisable as of June 30, 2014 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	7.48	150,000
1.25	150,000	1.35	150,000
1.75	333,331	0.39	333,331
2.25	266,667	0.48	266,667
3.50	2,500	2.01	2,500
4.00	2,500	2.01	2,500
Total	904,998		904,998

Restricted Common Stock

During the year ended June 30, 2013, the Company issued 33,913 shares of restricted common stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $62,787 based on the market price of our common stock of $1.85 per share on the date of grant. There was no associated unrecognized compensation expense.

During the year ended June 30, 2014, the Company issued 208,029 shares of restricted common stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock awards was $353,320 based on the market price of our common stock ranging from $1.20 to $1.97 per share on the date of grant, which will be amortized over the three year vesting periods.

The total fair value of restricted common stock vested during the year ended June 30, 2014 was $102,613 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of June 30, 2014, the amount of unvested compensation related to these issuances of restricted common stock was $251,706 which will be recorded as an expense in future periods as the stock vests. When calculating net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2012	-	$-
Granted	33,939	1.85
Vested	-	-
Forfeited	-	-
Non-vested, June 30, 2013	33,939	1.85
Granted	208,029	1.70
Vested	(14,141)	1.85
Forfeited	-	-
Non-vested, June 30, 2014	227,827	$1.72

Issuance of Common Stock

On December 6, 2013, the Company issued 2,748 shares of common stock valued at $5,222 to a consultant for services rendered.

Note 9.	Contingencies and Commitments

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

The Company leases offices in Monterrey, Mexico in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments of approximately $1,500 (19,482 Mexican Pesos) through July 2015, and is being accounted for by the Company on a straight-line basis over the term of the lease.

Rent, including real estate taxes, for the years ended June 30, 2014 and 2013 was $374,060 and $559,659, respectively.

Capital Leases for Equipment

As of June 30, 2014, the Company also has three non-cancelable leases for printing machinery and equipment that are accounted for as capital leases, with aggregate monthly capital lease payments of approximately $28,000, including interest at rates between 4.2% and 5.9% per annum, through September 2016.

Annual future minimum lease payments under operating leases for facilities, net of sublease income, and capital leases for equipment as of June 30, 2014 are as follows:

Fiscal Year Ending June 30,	Operating Leases for Facilities, Net of Sublease Income	Capital Leases for Equipment
2015	$424,312	$340,892
2016	346,262	94,335
2017	285,285	23,584
2018	285,285	-
2019	345,477	-
Thereafter	141,075	-
Total minimum lease payments	$1,827,696	$458,811
Amounts representing interest		(20,594)
Total principal payments		438,217
Less: current portion		(324,802)
Long term portion		$113,415

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

On March 28, 2013, the Company entered into a Settlement Agreement with Fimmotaag and its 2 principal owners (the “Settlement Agreement”), pursuant to which Fimmotaag agreed to return 336,921 shares of the Company’s common stock to the Company and to forego future payments payable to Fimmotaag by the Company pursuant to the terms of the agreement under which the Company acquired TAAG from Fimmotaag. The 2 principal owners of Fimmotaag also agreed to pay 285,000 Euros that they personally guaranteed to TAAG’s landlord, of which TAAG will reimburse them 100,000 Euros. As a condition of the settlement, the Company placed 100,000 Euros in escrow, which was applied to their share of the settlement in 2014, and was recorded as a prepaid asset at June 30, 2013. The Settlement Agreement resolved the suit filed within the Commercial Court of Evry, France, by the Company in February 2013 against Fimmotaag and its 2 principal owners.  The Company retired the returned shares in April 2013.

Note 10.	Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Current
Federal	$9,776	$-
State	6,323	(1,671)
Deferred
Federal	-	-
Foreign	-	-
State	-	-
Provision for income tax expense (benefit)	$16,099	$(1,671)

During the year ended June 30, 2014, the Company recorded a provision for income tax expense of $16,099 which consisted of $9,776 in federal income tax payments and $6,323 in state income tax payments. During the year ended June 30, 2013, the Company recorded an income tax benefit of $1,671 as a result of refunds of prior years’ state income tax payments.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended June 30,
	2014	2013
Federal income tax rate	34.0%	34.0%
State tax, net of federal benefit	(5.0)%	(5.0)%
Permanent differences	43.0%	625.0%
Effect of reversal of deferred tax liability	-%	-%
Change in valuation allowance	(71.1)%	(655.0)%
Other	-%	-%
Effective income tax rate	0.9%	(1.0)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013
Deferred tax assets:
Federal net operating loss carryforward	$2,615,020	$2,440,048
State net operating loss carryforward	570,945	526,613
Intangibles amortization	252,097	235,956
Stock based compensation	852,091	731,316
Other	132,603	98,602
Total deferred tax assets	4,422,756	4,032,535
Deferred tax liability
Intangible Assets	-	-
Fixed asset depreciation	38,158	22,022
Net deferred tax assets	4,460,914	4,054,557
Less valuation allowance	(4,460,914)	(4,054,557)
	$-	$-

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2014 and 2013 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.  The net change in the valuation allowance for the year ended June 30, 2014 was an increase of $406,357.

At June 30, 2014 and 2013, the Company had federal net operating loss (“NOL”) carryforwards of approximately $6,950,000 and $6,450,000, respectively, and state NOL carryforwards of approximately $4,600,000 and $4,100,000, respectively. Federal NOLs could, if unused, expire in 2030. State NOLs, if unused, could expire in 2020.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2014 and 2013, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2009.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2014 and 2013, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2009 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 11.	Geographical Information

As of June 30, 2014, the Company had two reportable diverse geographical concentrations:  North American Operations, which consists of Reprints Desk and Reprints Desk Latin America, and France, which consists of TAAG.  Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Year Ended June 30, 2014			Year Ended June 30, 2013
	North American Operations	France (TAAG)	Total	North American Operations	France (TAAG)	Total

Revenue	$28,483,175	$8,067,735	$36,550,910	$35,197,927	$10,300,599	$45,498,526
Cost of revenue	23,029,663	5,174,950	28,204,613	29,808,254	6,140,126	35,948,380
Selling, general and administrative expenses	6,272,232	3,345,221	9,617,453	4,913,365	3,926,063	8,839,428
Depreciation and amortization	219,934	287,744	507,678	235,860	355,062	590,922
Loss on facility sublease	-	-	-	233,015	-	233,015
(Gain) loss on sale of fixed assets	-	-	-	(20,980)	(455,924)	(476,904)
Income (loss) from operations	$(1,038,654)	$(740,180)	$(1,778,834)	$28,413	$335,272	$363,685

	As of June 30, 2014			As of June 30, 2013
	North American Operations	France (TAAG)	Total	North American Operations	France (TAAG)	Total

Current assets	$6,515,374	$1,481,183	$7,996,557	$5,536,474	$2,147,249	$7,683,723
Property and equipment, net	108,914	418,460	527,374	189,596	641,635	831,231
Intangible assets, net	55,235	-	55,235	123,482	-	123,482
Other non-current assets	9,709	453,752	463,461	9,712	276,361	286,073
Total assets	$6,689,232	$2,353,395	$9,042,627	$5,859,264	$3,065,245	8,924,509

Current liabilities	$5,749,694	$3,598,444	$9,348,138	$4,732,746	$3,373,479	8,106,225
Long term liabilities	-	113,415	113,415	-	504,104	504,104
Equity	939,538	(1,358,464)	(418,926)	1,126,518	(812,338)	314,180
Total liabilities and equity	$6,689,232	$2,353,395	$9,042,627	$5,859,264	$3,065,245	$8,924,509

Note 12.	Subsequent Events

Stock Options

On August 18, 2014, the Company granted employees options to purchase 59,500 shares of the Company’s common stock at an exercise price of $0.77 per share.  These shares vest over a three year period, with a one year cliff vesting period. The options expire on August 18, 2024. The aggregate fair value of the options was approximately $44,500 which will be amortized over the three-year vesting period.

Restricted Common Stock

On August 18, 2014, the Company issued 262,500 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $254,278 based on the market price of our common stock of $0.77 per share on the date of grant, which will be amortized over the three-year vesting period.

Discontinued Operations and Deconsolidation of French Subsidiary – TAAG

On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG immediately at a reasonable price in relation to its current fair value, and in the event such sale is not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  Accordingly effective August 18, 2014 the operations of TAAG will be classified as discontinued operations.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative.  As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and will be deconsolidated from our financial statements.  In accordance with consolidation guidance we will derecognize the assets, liabilities and other comprehensive income of TAAG with a resulting gain on deconsolidation of approximately $1,000,000 recorded on our consolidated statements of operations on September 15, 2014.  In addition, comparative information for prior periods that is presented in future financial statements will be restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations.

Below is a Proforma Consolidated Balance Sheet and Proforma Consolidated Statement of Operations and Other Comprehensive Income (Loss) that present the proforma impact of TAAG as if it was classified as a discontinued operation at June 30, 2014.

Proforma Consolidated Balance Sheet (Unaudited)

			(Unaudited)
	As filed		Proforma
	June 30, 2014	Adjustments	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$2,075,926	$(191,259)	$1,884,667
Accounts receivable:
Trade receivables, net of allowance	4,741,672	(746,685)	3,994,987
Due from factor	116,762	(116,762)	-
Inventory	192,245	(192,245)	-
Prepaid expenses and other current assets	317,263	(234,232)	83,031
Prepaid royalties	552,689	-	552,689
Current assets of discontinued operations	-	1,481,183	1,481,183
Total current assets	7,996,557	-	7,996,557

Other assets:
Property and equipment, net of accumulated depreciation	527,374	(418,460)	108,914
Intangible assets, net of accumulated amortization	55,235	-	55,235
Deposits and other assets	463,461	(453,752)	9,709
Noncurrent assets of discontinued operations	-	872,212	872,212
Total assets	$9,042,627	$-	$9,042,627

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$8,710,072	$(2,960,378)	$5,749,694
Capital lease obligations, current	324,802	(324,802)	-
Notes payable, current	11,601	(11,601)	-
Deferred revenue	158,359	(158,359)	-
Other liability	143,304	(143,304)	-
Current liabilities of discontinued operations	-	3,598,444	3,598,444
Total current liabilities	9,348,138	-	9,348,138

Long term liabilities:
Capital lease obligations, long term	113,415	(113,415)	-
Long term liabilities of discontinued operations	-	113,415	113,415
Total liabilities	9,461,553	-	9,461,553

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,600,242 and 16,970,465 shares issued and outstanding, respectively	17,600	-	17,600
Additional paid-in capital	15,406,033	-	15,406,033
Accumulated deficit	(15,858,656)	-	(15,858,656)
Accumulated other comprehensive income	16,097	-	16,097
Total stockholders’ equity (deficiency)	(418,926)	-	(418,926)
Total liabilities and stockholders’ equity (deficiency)	$9,042,627	$-	$9,042,627

Proforma Consolidated Statement of Operations and Other Comprehensive Income (Loss) (Unaudited)

			(Unaudited)
	As filed		Proforma
	June 30, 2014	Adjustments	June 30, 2014

Revenue	$36,550,910	$(8,067,735)	$28,483,175
Cost of revenue	28,204,613	(5,174,950)	23,029,663
Gross profit	8,346,297	(2,892,785)	5,453,512

Operating expenses:
Selling, general and administrative	9,617,453	(3,345,221)	6,272,232
Depreciation and amortization	507,678	(287,744)	219,934
Total operating expenses	10,125,131	(3,632,965)	6,492,166
Loss from continuing operations	(1,778,834)	740,180	(1,038,654)

Other income (expenses):
Interest expense	(55,923)	42,106	(13,817)
Other expense	(15,562)	-	(15,562)
Total other expense	(71,485)	42,106	(29,379)
Loss from continuing operations before provision for income taxes	(1,850,319)	782,286	(1,068,033)
Provision for income taxes	(16,099)	-	(16,099)

Loss from continuing operations	(1,866,418)	-	(1,084,132)
Loss from discontinued operations	-	(782,286)	(782,286)
Net loss	(1,866,418)	-	(1,866,418)

Other comprehensive income (loss):
Foreign currency translation	(59,908)	-	(59,908)
Comprehensive loss	$(1,926,326)	$-	$(1,926,326)

Basic and diluted net loss per common share:
Loss per share from continuing operations	$(0.11)		$(0.06)
Loss per share from discontinued operations			$(0.05)

Weighted average shares outstanding:
Basic	17,230,311		17,230,311
Diluted	17,230,311		17,230,311

(The discontinued operations of TAAG will be deconsolidated effective September 15, 2014 for a gain on deconsolidation of former subsidiary of approximately $1,000,000).

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “Internal Control - 1992 Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2014.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of September 19, 2014:

Name	Age	Position	Date of Appointment
Peter Victor Derycz	52	Chief Executive Officer, President and Chairman of the Board	January 6, 2006
Alan Louis Urban	45	Chief Financial Officer and Secretary	November 3, 2011
Scott Ahlberg	51	Chief Operating Officer of Reprints Desk	July 1, 2007
Janice Peterson	66	Director, Chief Publisher Relations Officer of Reprints Desk	July 1, 2006
Paul Kessler	53	Director	August 18, 2014
Gen. Merrill McPeak (1)(2)	78	Director	November 5, 2010
Scott Ogilvie (1)(3)	60	Director	November 5, 2010
Gregory Suess (1)(4)	42	Director	November 5, 2010

(1)	Member of Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee
(2)	Chairman of the Compensation Committee
(3)	Chairman of the Audit Committee
(4)	Chairman of the Nominating and Corporate Governance Committee

 Peter Victor Derycz – Chief Executive Officer, President and Chairman of the Board

Mr. Derycz founded Reprints Desk and has served as its Chief Executive Officer, President and Chairman of the Board since January 6, 2006. Mr. Derycz was a founder of Infotrieve, Inc. in 1989 and served as its President from February 2003 until September 2003. He served as the Chief Executive Officer of Puerto Luperon, Ltd. (Bahamas), a real estate development company, from January 2004 until December 2005. He currently serves on the Internation Advisory Board of the San Jose State University School of Information, and served as a member of, the board of directors of Insignia Systems, Inc. (NASDAQ:ISIG), a consumer products advertising company from 2006 to 2014. Mr. Derycz received a B.A. in Psychology from the University of California at Los Angeles. Our board of directors believes that Mr. Derycz’ familiarity with the Company’s day-to-day operations, his strategic vision for the Company’s business and his past leadership and management experience make him uniquely qualified to serve as a director.

Alan Louis Urban – Chief Financial Officer and Secretary

Mr. Urban has served as our Chief Financial Officer and Secretary since November 3, 2011 and as a project-based finance and accounting consultant in 2010 and 2011. With over twenty years of experience in corporate finance and accounting, Mr. Urban has previously served in numerous senior management positions for emerging companies, including: Vice President of Finance and Treasurer for Infotrieve from 2000 to 2004; Chief Financial Officer of a leading online poker company from 2005 to 2006, where he led the global reorganization of the company and was responsible for positioning the Company for listing on the London Stock Exchange; and Chief Financial Officer of ReachLocal, Inc. (NASDAQ:RLOC) from 2007 to 2009, an internet marketing company that ranked #1 on Deloitte’s Tech Fast 500 list. Mr. Urban has also held positions as an audit and tax manager in public accounting, and as an internal auditor.  He holds a BS in Business, with a concentration in Accounting Theory and Practice, from California State University, Northridge and has been a Certified Public Accountant (currently inactive) since 1998.

Scott Ahlberg – Chief Operating Officer of Reprints Desk

Mr. Ahlberg has effectively served as the Chief Operating Officer of Reprints Desk since July 1, 2007, and has many years of experience in content and startup businesses. Mr. Ahlberg started with Dynamic Information (EbscoDoc) in the 1980s, then went on to lead Sales and Marketing at Infotrieve, Inc. After leaving Infotrieve in 2005 Mr. Ahlberg provided consulting services to ventures in professional networking and medical podcasting. He joined Reprints Desk in 2006. His areas of expertise include strategic planning, operational innovation, copyright and content licensing, and quality management. Scott has degrees from Stanford University (BA, 1984) and the University of London (MA, 1990).

Janice Peterson –Chief Publisher Relations Officer of Reprints Desk, Director

Ms. Peterson has served as the Chief Publisher Relations Officer of Reprints Desk and as a Director since July 1, 2006. She was Vice President for Content Development at Infotrieve, Inc. from 2000 to 2006 and Vice President for Publisher Relations and Content Development at RoweCom, formerly Faxon/Dawson, from 1997 to 2000. Ms. Peterson was at Academic Press (now Elsevier) for 14 years, where her last position was Fulfillment Director. Ms. Peterson is Past Chair of the Board of Directors for the National Information Standards Organization (NISO), and she is the past chair of the International Committee for EDI in Serials (ICEDIS). She has a degree in History from Whittier College and an M.A. in Asian Studies from California State College, San Diego. She joined Reprints Desk in 2006. Our board of directors believes that Ms. Peterson should serve as a director due to her extensive industry-specific knowledge and business experience, including a familiarity with the Company’s day-to-day operations.

 Paul Kessler –Director

Mr. Kessler, appointed to our board of directors on August 18, 2014, combines over 25 years of experience as an investor, financier and venture capitalist.  In 2000, Mr. Kessler founded Bristol Capital Advisors, LLC, a Los Angeles based investment advisor (and owner of approximately 27% of our outstanding shares of common stock), and has served as the Principal and Portfolio Manager from inception. Mr. Kessler has broad experience in operating, financing, capital formation, negotiating, structuring and re-structuring investment transactions.  He is involved in all aspects of the investment process including identification and engagement of portfolio companies.  His investment experience encompasses both public and private companies.  Mr. Kessler actively works with executives and boards of directors on corporate governance and oversight, strategic repositioning and alignment of interests with stockholders.  Our board of directors believes that Mr. Kessler’s extensive experience in matters including capital formation, corporate finance, investment banking, founder, owner, operator of successful companies, corporate governance, as well as his understanding of capital markets, will provide a significant contribution to our growth.  Mr. Kessler also serves on the Board of Directors of Wizard World, Inc. (OTCBB:WIZD), and previously served as a director of American Cumo Mining Corporation (a/k/a Mosquito Consolidated Gold Mines Ltd.) from October 2011 to July 24, 2012, and Lion Biotechnologies, Inc. (f/k/a Genesis Biopharma) (OTCBB:LBIO) from May 22, 2013 to September 3, 2013.

General Merrill McPeak – Director

Gen. McPeak was appointed to our board of directors on November 5, 2010. He is President of McPeak and Associates, a company he founded in 1995. From 1990 until his retirement from active military service in late-1994, he was chief of staff of the U.S. Air Force. During this period, he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad. As a member of the Joint Chiefs of Staff, he and the other service chiefs were military advisors to the Secretary of Defense and the President. Gen. McPeak has served on the board of directors of several publicly traded companies, including long service with Trans World Airlines, Inc. and with the test and measurement company, Tektronix, Inc. He was for many years Chairman of the Board of ECC International Corp., until that company was acquired by Cubic Corporation. Currently, Gen. McPeak is a director of Del Global Holdings (OTC:DGTC.OB), Gencorp. (NYSE:GY) and Lion Biotechnologies, Inc. (f/k/a Genesis Biopharma) (OTCBB:LBIO). He is also a director of Valence Surface Technologies, a California-based, privately held provider of metal processing and finishing services and a director of privately held NAVEX Global. In addition, Gen. McPeak served as a director of Sensis Corp. and Mosquito Consolidated Gold during the past five years. Our board of directors concluded that Gen. McPeak should serve as a director in light of his demonstrated leadership abilities and years of experience serving on the boards of directors of numerous publicly traded corporations.

Scott Ogilvie – Director

Mr. Ogilvie was appointed to our board of directors on November 5, 2010. He is currently the President of AFIN International, Inc., a private equity/business advisory firm, which he founded in 2006.  Additionally, Mr. Ogilvie is Managing Director of Wirthlin Worldwide International, Wirthlin Worldwide Investors, LLC and Wirthlin, a Dentons Innovation Group Partnership, LLC, private equity strategic advisory firms.  From 2006 to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, a strategic advisory company that brought strategic partners, expertise and investment capital to the Middle East and North Africa.  Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he held from 2001 to 2007. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and technology companies.  Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NYSE AMEX:CUR) and Genspera, Inc. (OTCBB:GNSZ), and also served on the board of directors of Innovative Card Technologies, Inc. (OTCBB:INVC) and Aly Energy Services, Inc. (f/k/a Preferred Voice, Inc.) (OTCBB:ALYE) during the past five years.  Mr. Ogilvie received a BSBA-Finance degree from the University of Denver (1976), and a Juris Doctor degree from the University of California, Hastings College of Law (1979).  In light of Mr. Ogilvie’s financial and executive experience, including his experience having served as a director and audit committee member of several public companies, our board of directors believes it to be in the Company’s best interests that Mr. Ogilvie serves as a director.

Gregory Suess – Director

Mr. Suess was appointed to our board of directors on November 5, 2010. He is a founding partner of ROAR, an entertainment and media focused management and consulting company formed in 2000.  Since 1997, Mr. Suess has practiced with the law firm of Glaser, Weil, Fink, Howard, Avchen & Shapiro, LLP, where he is currently a Partner and focuses on general corporate law, media and entertainment.  Mr. Suess holds a Bachelor of Science from the University of Southern California (Lloyd Greif Center for Entrepreneurial Studies), and holds a JD/MBA from Pepperdine University. Mr. Suess serves on the Boards of Directors of Wizard World, Inc. (OTCBB:WIZD) and Camp Southern Ground, Inc. Our board of directors believes that Mr. Suess is a valuable addition to our board of directors due to his business and educational background in management and finance, including his experience as a director of other companies and as an owner and officer of multiple businesses.

Term of Office and Family Relationships

Each director serves until our next annual meeting or until his or her successor is duly elected and qualified. Each executive officer is elected by our board of directors and serves at its discretion. Paul Kessler is the brother-in-law of Peter Victor Derycz.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed during the fiscal year ended June 30, 2014 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

Audit Committee Financial Expert

Our board of directors has a separately designated standing Audit Committee, comprised of Messrs. Ogilvie, McPeak and Seuss, each of whom our board of directors has determined to be an independent director as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. Our board of directors has determined that Mr. Ogilvie qualifies as an “audit committee financial expert” as defined under SEC rules.

Code of Ethics

Our board of directors has adopted a Code of Ethical Conduct that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The code is available in the Corporate Governance – Code of Ethical Conduct section of our website, www.researchsolutions.com.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2014 and 2013

Name and principle Position	Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($)		All other compensation ($)	Total ($)
Peter Victor Derycz	2014	276,000	60,000	78,004	(1)	-		12,074	426,078
Chief Executive Officer and President	2013	240,000	108,000	-		50,560	(2)(3)	6,947	405,507

Alan Louis Urban	2014	201,150	45,000	60,002	(4)	-		10,137	316,389
Chief Financial Officer and Secretary	2013	175,000	82,500	13,455	(5)	17,280	(6)	3,821	292,056

Scott Ahlberg	2014	178,200	45,000	61,503	(7)	-		10,182	294,885
Chief Operating Officer, Reprints Desk	2013	165,000	86,400	14,352	(8)	18,432	(9)	4,132	288,316

(1)	Represents the grant date fair value of 33,333 shares of restricted stock granted on September 6, 2013, 2,540 shares of restricted stock granted on November 22, 2013, 2,051 shares of restricted stock granted on January 28, 2014, and 7,843 shares of restricted stock granted on May 19, 2014. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(2)	Represents the grant date fair value of options granted on February 13, 2013 to purchase 32,000 shares of common stock at an exercise price of $1.25. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.08%; volatility of 132%; expected term of 6 years; and no dividend yield. The stock options vest over a three year period, with a one year cliff vesting period, and expire on February 13, 2023.
(3)	Represents the grant date fair value of options granted on May 20, 2013 to purchase 16,000 shares of common stock at an exercise price of $1.85. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.08%; volatility of 130%; expected term of 6 years; and no dividend yield. The stock options vest over a three year period, with a one year cliff vesting period, and expire on May 20, 2023.
(4)	Represents the grant date fair value of 25,833 shares of restricted stock granted on September 6, 2013, 1,905 shares of restricted stock granted on November 22, 2013, 1,538 shares of restricted stock granted on January 28, 2014, and 5,882 shares of restricted stock granted on May 19, 2014. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(5)	Represents the grant date fair value of 7,273 shares of restricted stock granted on May 20, 2013. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met.
50

(6)	Represents the grant date fair value of options granted on February 6, 2013 to purchase 24,000 shares of common stock at an exercise price of $1.15. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.08%; volatility of 132%; expected term of 6 years; and no dividend yield. The stock options vest over a three year period, with a one year cliff vesting period, and expire on February 6, 2023.
(7)	Represents the grant date fair value of 26,667 shares of restricted stock granted on September 6, 2013, 1,905 shares of restricted stock granted on November 22, 2013, 1,538 shares of restricted stock granted on January 28, 2014, and 5,882 shares of restricted stock granted on May 19, 2014. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(8)	Represents the grant date fair value of 7,758 shares of restricted stock granted on May 20, 2013. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met.
(9)	Represents the grant date fair value of options granted on February 6, 2013 to purchase 25,600 shares of common stock at an exercise price of $1.15. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.08%; volatility of 132%; expected term of 6 years; and no dividend yield. The stock options vest over a three year period, with a one year cliff vesting period, and expire on February 6, 2023.

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

Outstanding Equity Awards at Fiscal Year Ended June 30, 2014

The following table sets forth information regarding stock options and other stock awards (restricted stock) for each named executive officer as of June 30, 2014.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2014

	Number of	Number of
	securities	securities				Stock Awards:		Stock Awards:
	underlying	underlying				Number of		Market value of
	unexercised	unexercised		Option	Option	shares of stock		shares of stock
	options	options		exercise	expiration	that have not		that have not
Name	exercisable (#)	unexercisable (#)		price ($)	date (5)	vested (#)		vested ($)
Peter Victor Derycz	16,000	16,000	(1)	$1.25	2/13/2023	-		-
	6,667	9,333	(2)	$1.85	5/20/2023	-		-
	-	-		-	-	33,333	(8)	$59,999	(9)
	-	-		-	-	2,540	(10)	$5,004	(11)
	-	-		-	-	2,051	(12)	$3,589	(13)
	-	-		-	-	7,843	(14)	$9,412	(15)

Alan Louis Urban	100,000	-		$1.02	7/27/2020	-		-
	104,627	20,833	(3)	$1.30	3/5/2022	-		-
	12,000	12,000	(4)	$1.15	2/6/2023	-		-
	-	-		-	-	4,243	(6)	$7,849	(7)
	-	-		-	-	25,833	(8)	$46,499	(9)
	-	-		-	-	1,905	(10)	$3,753	(11)
	-	-		-	-	1,538	(12)	$2,692	(13)
	-	-		-	-	5,882	(14)	$7,058	(15)

Scott Ahlberg	75,000	-		$1.50	12/21/2017	-		-
	75,000	-		$1.00	5/28/2019	-		-
	20,000	-		$1.02	7/27/2020	-		-
	12,800	12,800	(4)	$1.15	2/6/2023	-		-
	-	-		-	-	4,526	(6)	$8,372	(7)
	-	-		-	-	26,667	(8)	$48,001	(9)
	-	-		-	-	1,905	(10)	$3,753	(11)
	-	-		-	-	1,538	(12)	$2,692	(13)
	-	-		-	-	5,882	(14)	$7,058	(15)

(1)	The stock options were granted on February 13, 2013 and vest over a three year period, with a one year cliff vesting period.
(2)	The stock options were granted on May 20, 2013 and vest over a three year period, with a one year cliff vesting period.
(3)	The stock options were granted on March 5, 2012 and vest over a three year period, with a one year cliff vesting period.
(4)	The stock options were granted on February 6, 2013 and vest over a three year period, with a one year cliff vesting period.
(5)	Stock options expire ten years from the grant date.
(6)	The restricted stock was granted on May 20, 2013 and vest over a three year period, with a one year cliff vesting period.
(7)	Based on a market closing price per share of common stock of $1.85 on May 20, 2013.
(8)	The restricted stock was granted on September 6, 2013 and vest over a three year period, with a one year cliff vesting period.
(9)	Based on a market closing price per share of common stock of $1.80 on September 6, 2013.
(10)	The restricted stock was granted on November 22, 2013 and vest over a three year period, with a one year cliff vesting period.
(11)	Based on a market closing price per share of common stock of $1.97 on November 22, 2013.
(12)	The restricted stock was granted on January 28, 2014 and vest over a three year period, with a one year cliff vesting period.
(13)	Based on a market closing price per share of common stock of $1.75 on January 28, 2014.
(14)	The restricted stock was granted on May 19, 2014 and vest over a three year period, with a one year cliff vesting period.
(15)	Based on a market closing price per share of common stock of $1.20 on May 19, 2014.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Year Ended June 30, 2014

Name	Fees earned or paid in cash ($)	Stock awards ($)	Warrant and Option Awards ($)	All other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(g)		(h)
Gen. Merrill McPeak	12,000	-	-	-		12,000
Scott Ogilvie	12,000	-	-	-		12,000
Janice Peterson	-	-	-	230,850	(1)	230,850
Gregory Suess	12,000	-	-	-		12,000

(1)	Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $145,800, bonus in the amount of $37,500, grant date fair value of restricted stock of $44,252 (represents the grant date fair value of 18,333 shares of restricted stock granted on September 6, 2013, 1,587 shares of restricted stock granted on November 22, 2013, 1,282 shares of restricted stock granted on January 28, 2014, and 4,902 shares of restricted stock granted on May 19, 2014. The grant date fair value was estimated using the market price of the Company’s common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met), and other compensation in the amount of $3,298.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 19, 2014, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 19, 2013. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 5435 Balboa Blvd., Suite 202, Encino, California 91316. Applicable percentage ownership in the following table is based on 17,862,742 shares of common stock outstanding as of September 19, 2014 plus, for each person, any securities that person has the right to acquire within 60 days of September 19, 2014.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares
Greater than 5% Shareholder:
Bristol Investment Fund, Ltd. (1) 69 Dr. Roy's Drive George Town, Grand Cayman Cayman Islands, KY1-1102	4,783,910	26.8%
Directors and Executive Officers:
Peter Victor Derycz (2)	4,129,434	23.1%
Alan Louis Urban (3)	361,936	2.0%
Scott Ahlberg (4)	283,243	1.6%
Janice Peterson (5)	277,454	1.5%
Paul Kessler (1)	4,783,910	26.8%
Gen. Merrill McPeak (6)	150,000	* %
Scott Ogilvie (6)	150,000	* %
Gregory Suess (6)	150,000	* %
All Directors and Executive Officers as a group (8 persons) (7)	10,285,977	54.2%

*	Represents beneficial ownership of less than 1%.
(1)	Paul Kessler exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd. and is the brother-in-law of Peter Victor Derycz.
(2)	Includes 400,000 shares owned by the wife of Mr. Derycz, and 29,905 shares owned by each of the four children of Mr. Derycz, and options to purchase 18,667 shares of common stock at an exercise price of $1.25 per share, options to purchase 8,000 shares of common stock at an exercise price of $1.85 per share, and 102,767 shares of restricted stock. The restricted stock was granted as follows: 33,333 shares on September 6, 2013, 2,540 shares on November 22, 2013, 2,051 shares on January 28, 2014, 7,843 shares on May 19, 2014, and 57,000 shares on August 18, 2014. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(3)	Includes 5,000 shares owned by each of the three children of Mr. Urban, and options to purchase 100,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 114,583 shares of common stock at an exercise price of $1.30 per share, and options to purchase 14,000 shares of common stock at an exercise price of $1.15 per share, and 85,181 shares of restricted stock. The restricted stock was granted as follows: 7,273 shares on May 20, 2013, 25,833 shares on September 6, 2013, 1,905 shares on November 22, 2013, 1,583 shares on January 28, 2014, 5,882 shares on May 19, 2014, and 42,750 shares on August 18, 2014. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(4)	Includes options to purchase 75,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 20,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 14,933 shares of common stock at an exercise price of $1.15 per share, and 86,500 shares of restricted stock. The restricted stock was granted as follows: 7,758 shares on May 20, 2013, 26,667 shares on September 6, 2013, 1,905 shares on November 22, 2013, 1,583 shares on January 28, 2014, 5,882 shares on May 19, 2014, and 42,750 shares on August 18, 2014. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(5)	Includes options to purchase 85,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 40,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 10,267 shares of common stock at an exercise price of $1.15 per share, and 67,187 shares of restricted stock. The restricted stock was granted as follows: 5,333 shares on May 20, 2013, 18,333 shares on September 6, 2013, 1,587 shares on November 22, 2013, 1,282 shares on January 28, 2014, 4,902 shares on May 19, 2014, and 35,750 shares on August 18, 2014. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(6)	Includes warrants to purchase 50,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, and options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share.
(7)	Includes warrants to purchase 150,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 150,000 shares of common stock at an exercise price of $1.19 per share, options to purchase 150,000 shares of common stock at $1.00 per share, options to purchase 160,000 shares of common stock at $1.02 per share, options to purchase 189,200 shares of common stock at $1.15 per share, and options to purchase 18,667 shares of common stock at $1.25 per share, options to purchase 114,583 shares of common stock at $1.30 per share, options to purchase 160,000 shares of common stock at $1.50 per share, and options to purchase 8,000 shares of common stock at $1.85 per share.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of our company.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 15, 2012, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 1,500,000 to 3,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. The following table provides information as of June 30, 2014 with respect to the Plan, which is the only compensation plan under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan)	2,130,819	(2)	$1.27	783,847
Equity compensation plans not approved by stockholders (warrants)	904,998		1.73	-
Total	3,035,817			783,847

(1)	The weighted average exercise price excludes restricted stock awards, which have no exercise price.
(2)	Includes 241,968 shares of restricted stock awarded to employees.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described herein, since July 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On November 13, 2013, Bristol Investment Fund Ltd. exercised warrants to purchase 162,500 shares of our common stock at a per share price of $2.00, for gross proceeds of $325,000.  Mr. Kessler serves as the manager of the investment advisory firm to Bristol Investment Fund Ltd.  Mr. Kessler is the brother-in-law of Peter Derycz, our Chief Executive Officer, and is a member of our board of directors.

Director Independence

Our board of directors currently consists of six members: Messrs. Derycz (Chairman), Kessler, McPeak, Ogilvie and Suess, and Ms. Peterson. Our board of directors has determined that Gen. McPeak, Mr. Ogilvie and Mr. Suess are independent directors as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. Gen. McPeak, Mr. Ogilvie and Mr. Suess are each members of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our board of directors, and each of them meets the NASDAQ Stock Market’s independence standards for members of such committees.

Item 14.  Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2014 and 2013.

	Year Ended June 30, 2014	Year Ended June 30, 2013
Audit Fees	$155,293	$147,727
Audit-Related Fees	-	-
Tax Fees	25,365	25,573
All Other Fees	-	-
Total	$180,658	$173,300

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2014 and 2013, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.  Exhibits and Financial Statements Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 29, 2014, are incorporated by reference to Item 8 of this report.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: September 29, 2014		Chief Executive Officer (Principal
Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: September 29, 2014		Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Victor Derycz
Peter Victor Derycz	Chief Executive Officer (Principal Executive	September 29, 2014
Officer) and Chairman of the Board

/s/ Alan Louis Urban
Alan Louis Urban	Chief Financial Officer (Principal Financial	September 29, 2014
and Accounting Officer) and Secretary
/s/ Jan Peterson
Jan Peterson	Director	September 29, 2014

/s/ Paul Kessler
Paul Kessler	Director	September 29, 2014

/s/ Merrill McPeak
Merrill McPeak	Director	September 29, 2014

/s/ Scott Ogilvie
Scott Ogilvie	Director	September 29, 2014

/s/ Gregory Suess
Gregory Suess	Director	September 29, 2014

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated November 13, 2006 (1)
2.2	English translation of Purchase Agreement executed by Research Solutions, Inc. (2)
2.3	English translation of Amendment to Purchase Agreement executed by Research Solutions, Inc. (2)
3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Merger Effective March 4, 2013 (14)
3.2	Amended and Restated Bylaws (15)
4.1	Form of Warrant (1)
4.2	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.25) (3)
4.3	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.75) (3)
4.4	Form of Common Stock Purchase Warrant dated November 5, 2010 (4) ++
4.5	Form of Common Stock Purchase Warrant dated November 17, 2010 (5)
4.6	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $1.75) (6)
4.7	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $2.25) (6)
4.8	Form of Common Stock Purchase Warrant dated February 15, 2011 (7)
10.1	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (8) ++
10.2	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (9) ++
10.3	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (10) ++
10.4	Employment Agreement dated November 3, 2011, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (11) ++
10.5	Office Lease dated March 16, 2012, between Research Solutions, Inc. and 5435 Balboa, LLC. (12)
10.6	Facility Lease dated April 25, 2011, between Pools Press, Inc. and 3455-85 Commercial, LLC. (18)
10.7	Facility Lease dated December 30, 2008, between Techniques Appliquées aux Arts Graphiques, S.p.A. and Burobuotic (18)
10.8	Amendment to Employment Agreement dated July 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (18) ++
10.9	Settlement Agreement dated March 28, 2013, among Research Solutions, Inc., Techniques Appliquées aux Arts Graphiques, S.p.A., Fimmotaag, S.p.A., Patrice Chambin, and Mario Vendemiati (16)
10.10	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz (19) ++
10.11	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson (19) ++
10.12	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg (19) ++
10.13	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban (19) ++
10.14	Loan and Security Agreement dated July 23, 2010, between Silicon Valley Bank, Research Solutions, Inc., Reprints Desk, Inc. and Pools Press, Inc. (20)
10.15	Amendment to Loan and Security Agreement dated October 31, 2011, between Silicon Valley Bank, Research Solutions, Inc., Reprints Desk, Inc. and Pools Press, Inc. (21)
10.16	Amendment to Loan and Security Agreement dated February 8, 2012, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (22)
10.17	Amendment to Loan and Security Agreement dated September 18, 2013, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (23)
10.18	Amendment to Loan and Security Agreement dated October 31, 2013, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (24)
10.19	Amendment to Loan and Security Agreement dated March 29, 2014, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (23)
10.20	Factoring Contract No. 66890 dated May 3, 2013, between Natixis Factor, SA and Techniques Appliquees aux Arts Graphiques, S.p.A. (23)
10.21	Master Assignment Agreement for Professional Debts dated August 20, 2009, between Credit Cooperatif and Techniques Appliquees aux Arts Graphiques, S.p.A. (23)
21	List of Subsidiaries *
23	Consent of Independent Registered Pubic Accounting Firm *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan. (13)++
99.2	Amendment No. 1 to 2007 Equity Compensation Plan (17)++

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Filed herewith.
**	Furnished herewith.
++	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on April 4, 2011.
(3)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(4)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(5)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 19, 2010.
(6)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K/A filed on January 10, 2011.
(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on February 16, 2011.
(8)	Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(9)	Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(10)	Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(11)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 9, 2011.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 6, 2012.
(13)	Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(14)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2013.
(15)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2012.
(16)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 15, 2013.
(17)	Incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed on October 29, 2102.
(18)	Incorporated by reference to the filing of such exhibit with the registrant’s Annual Report on Form 10-K filed on September 28, 2012.
(19)	Incorporated by reference to the filing of such exhibit with the registrant’s Annual Report on Form 10-K filed on September 30, 2013.
(20)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 28, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2011.
(22)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2012.
(23)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form S-1 filed on April 4, 2014.
(24)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 7, 2013.

