Form 10-Q
period 2014-09-30
Research Solutions, Inc.
filed 2014-11-05
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on October 27, 2014
Common Stock, $0.001 par value	17,862,742

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2014	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,535,415	$1,884,667
Accounts receivable, net of allowance of $49,494 and $49,467, respectively	4,173,768	3,994,987
Prepaid expenses and other current assets	67,743	83,031
Prepaid royalties	599,534	552,689
Current assets of discontinued operations	-	1,481,183
Total current assets	6,376,460	7,996,557

Other assets:
Property and equipment, net of accumulated depreciation of $519,382 and $494,459, respectively	93,220	108,914
Intangible assets, net of accumulated amortization of $477,691 and $430,704, respectively	16,738	55,235
Deposits and other assets	9,657	9,709
Noncurrent assets of discontinued operations	-	872,212
Total assets	$6,496,075	$9,042,627

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$5,512,396	$5,749,694
Other liability	187,907	-
Current liabilities of discontinued operations	-	3,598,444
Total current liabilities	5,700,303	9,348,138

Long term liabilities:
Long term liabilities of discontinued operations	-	113,415
Total liabilities	5,700,303	9,461,553

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,862,742 and 17,600,242 shares issued and outstanding, respectively	17,863	17,600
Additional paid-in capital	15,513,489	15,406,033
Accumulated deficit	(14,712,641)	(15,858,656)
Accumulated other comprehensive income (loss)	(22,939)	16,097
Total stockholders’ equity (deficiency)	795,772	(418,926)
Total liabilities and stockholders’ equity (deficiency)	$6,496,075	$9,042,627

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013

Revenue	$7,553,396	$6,617,430
Cost of revenue	6,053,591	5,419,727
Gross profit	1,499,805	1,197,703

Operating expenses:
Selling, general and administrative	1,415,468	1,239,313
Depreciation and amortization	72,088	47,551
Total operating expenses	1,487,556	1,286,864
Income (loss) from operations	12,249	(89,161)

Other income (expenses):
Interest expense	(3,198)	(993)
Other income (expense)	(10,549)	786
Total other income (expense)	(13,747)	(207)

Loss from continuing operations before provision for income taxes	(1,498)	(89,368)
Provision for income taxes	(5,438)	(7,682)

Loss from continuing operations	(6,936)	(97,050)

Discontinued operations:
Loss from discontinued operations	(395,344)	(45,897)
Gain from deconsolidation of former French subsidiary	1,548,295	-
Net income (loss) from discontinued operations	1,152,951	(45,897)

Net income (loss)	1,146,015	(142,947)

Other comprehensive income (loss): Foreign currency translation	(4,356)	(36,974)
Comprehensive income (loss)	$1,141,659	$(179,921)

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$-	$(0.01)
Income (loss) per share from discontinued operations	$0.07	$-
Net income (loss) per share	$0.07	$(0.01)
Basic weighted average common shares outstanding	17,406,012	16,970,465

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$-	$(0.01)
Income (loss) per share from discontinued operations	$0.07	$-
Net income (loss) per share	$0.07	$(0.01)
Diluted weighted average common shares outstanding	17,407,428	16,970,465

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Three Months Ended September 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficiency)

Balance, July 1, 2014	17,600,242	$17,600	$15,406,033	$(15,858,656)	$16,097	$(418,926)

Stock-based compensation expense	-	-	61,348	-	-	61,348

Issuance of restricted common stock to employees	262,500	263	46,108	-	-	46,371

Elimination of cumulative translation adjustment upon deconsolidation of former French subsidiary	-	-	-	-	(34,680)	(34,680)

Net income for the period	-	-	-	1,146,015	-	1,146,015

Foreign currency translation	-	-	-	-	(4,356)	(4,356)

Balance, September 30, 2014	17,862,742	$17,863	$15,513,489	$(14,712,641)	$(22,939)	$795,772

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013

Cash flow from operating activities:
Net income (loss)	$1,146,015	$(142,947)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	395,344	45,897
Gain from deconsolidation of former French subsidiary	(1,548,295)	-
Depreciation and amortization	72,088	47,551
Stock-based compensation expense	61,348	70,489
Issuance of restricted common stock to employees	46,371	22,625
Changes in operating assets and liabilities:
Accounts receivable	(178,781)	62,145
Prepaid expenses and other current assets	15,288	12,311
Prepaid royalties	(46,845)	(22,570)
Deposits and other assets	52	21
Accounts payable and accrued expenses	(237,298)	8,653
Other liability	187,907	-
Net cash provided by (used in) operating activities from continuing operations	(86,806)	104,175
Net cash provided by (used in) operating activities of discontinued operations	(34,503)	31,487
Net cash provided by (used in) operating activities	(121,309)	135,662

Cash flow from investing activities:
Purchase of property and equipment	(9,731)	(559)
Purchase of intangible assets	(8,490)	(3,617)
Net cash used in investing activities from continuing operations	(18,221)	(4,176)

Cash flow from financing activities:
Net cash used in financing activities of discontinued operations	(67,515)	(7,652)

Effect of exchange rate changes	(142,207)	(27,648)
Net increase (decrease) in cash and cash equivalents	(349,252)	96,186
Cash and cash equivalents, beginning of period	1,884,667	1,306,876
Cash and cash equivalents, end of period	$1,535,415	$1,403,062

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,438	$7,682
Cash paid for interest	$3,198	$993

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2014 and 2013 (Unaudited)

Note 1. Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006.  On March 4, 2013, we consummated a merger with DYSC Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we, in connection with such merger, amended our Articles of Incorporation to change our name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.). Research Solutions, Inc. is a publicly traded holding company with two wholly owned subsidiaries: Reprints Desk, Inc., a Delaware corporation (“Reprints Desk”) and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico (“Reprints Desk Latin America”).

On August 18, 2014, the Board of Directors of the Company authorized the immediate disposal of the Company’s former subsidiary Techniques Appliquées aux Arts Graphiques, S.p.A. (“TAAG”), an entity organized under the laws of France, at a reasonable price in relation to its current fair value, and in the event such sale was not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative, and on October 6, 2014 TAAG entered into a judicial liquidation procedure. As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and was deconsolidated from our financial statements.

In accordance with consolidation guidance the Company derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations on September 15, 2014.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations (see Note 5).

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

 We provide two types of services to our customers: Article Galaxy, and Reprints and ePrints.

Article Galaxy

Researchers and regulatory personnel in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as single article delivery or document delivery. We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have arrangements with numerous content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to the addition or loss of customers.

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

Reprints and ePrints

Marketing departments in life science and other research-intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints” that are distributed to physicians and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers prints their content in-house and prohibits others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders. Electronic copies, called “ePrints”, are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increase the efficiency of our customers’ content purchases by transitioning from paper Reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life science industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Effective September 15, 2014, the Company relinquished control of its former subsidiary TAAG and accordingly, it was deconsolidated from our financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC. The condensed consolidated balance sheet as of September 30, 2014 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Cash denominated in Euros with a US Dollar equivalent of $209,374 and $166,723 at September 30, 2014 and June 30, 2014, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The following table summarizes revenue concentrations:

	Three Months Ended September 30,
	2014	2013
Customer A	11%	12%

The following table summarizes vendor concentrations:

	Three Months Ended September 30,
	2014	2013
Vendor A	14%	14%
Vendor B	13%	*
Vendor C	*	12%
Vendor D	*	12%

* Less than 10%

Revenue Recognition

The Company’s policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing two types of services to our customers: Article Galaxy, and Reprints and ePrints.

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

Reprints and ePrints

We charge a transactional fee for each Reprint or ePrint order and are responsible for printing and delivery of Reprint orders, and the electronic delivery and, in some cases, the electronic delivery mechanism of ePrint orders. The majority of content publishers prints their content in-house and prohibits others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders. We recognize revenue from reprints and ePrints services upon shipment or electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into US Dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. Although the majority of our revenue and costs are in US dollars, the discontinued operations of our former French subsidiary are in Euros, and the costs of Reprints Desk Latin America are in Mexican Pesos. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

The following table summarizes the exchange rates used:

	Three Months Ended September 30,		Year Ended June 30,
	2014	2013	2014	2013
Period end Euro : US Dollar exchange rate	1.27	1.35	1.36	1.30
Average period Euro : US Dollar exchange rate	1.33	1.32	1.36	1.29

Period end Mexican Peso : US Dollar exchange rate	0.07	0.08	0.08	0.08
Average period Mexican Peso : US Dollar exchange rate	0.08	0.08	0.08	0.08

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. At September 30, 2014 potentially dilutive securities include options to acquire 1,948,351 shares of common stock and warrants to acquire 904,998 shares of common stock.  At September 30, 2013 potentially dilutive securities include options to acquire 1,882,948 shares of common stock and warrants to acquire 2,226,173 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

For the three months ended September 30, 2014, the calculations of diluted earnings per share included stock options and warrants, calculated under the treasury method and exclude unvested restricted common stock. Basic and diluted net loss per common share is the same for all periods presented with a net loss because all warrants and stock options outstanding are anti-dilutive.

The calculation of basic and diluted net income (loss) per share is presented below:

	Three Months Ended September 30,
	2014	2013
Numerator:
Loss from continuing operations	$(6,936)	$(97,050)
Income (loss) from discontinued operations	1,152,951	(45,897)
Net income (loss)	$1,146,015	$(142,947)

Denominator:
Weighted average shares outstanding (basic)	17,406,012	16,970,465
Effect of diluted securities	1,416	-
Weighted average shares outstanding (diluted)	17,407,428	16,970,465

Income (loss) per share from continuing operations:
Basic	$-	$(0.01)
Diluted	$-	$(0.01)

Income (loss) per share from discontinued operations:
Basic	$0.07	$-
Diluted	$0.07	$-

Net income (loss) per share:
Basic	$0.07	$(0.01)
Diluted	$0.07	$(0.01)

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

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable.  The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2014. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of September 30, 2014. The line of credit is secured by all of the Company’s and its subsidiaries’ assets.

There were no outstanding borrowings under the line as of September 30, 2014 and June 30, 2014, respectively.  As of September 30, 2014 and June 30, 2014, approximately $1,725,000 and $2,185,000, respectively, of available credit was unused under the line of credit.

Note 4. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 15, 2012, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 1,500,000 to 3,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 461,847 shares available for grant under the Plan as of September 30, 2014. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	1,888,851	1.27	1,526,130	1.21	362,721	1.53
Granted	59,500	0.77	15,000	0.77	44,500	0.77
Options vesting	-	-	102,300	1.30	(102,300)	1.30
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at September 30, 2014	1,948,351	$1.25	1,643,430	$1.23	304,921	$1.40

The weighted average remaining contractual life of all options outstanding as of September 30, 2014 was 6.34 years. The remaining contractual life for options vested and exercisable at September 30, 2014 was 5.87 years. Furthermore, there was no aggregate intrinsic value of all options outstanding as of September 30, 2014, and there was also no aggregate intrinsic value of options vested and exercisable at September 30, 2014, in each case based on the fair value of the Company’s common stock on September 30, 2014. The total fair value of options vested during the three months ended September 30, 2014 was $61,348 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of September 30, 2014, the amount of unvested compensation related to these options was $287,771 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of September 30, 2014 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.77	59,500	9.89	15,000
1.00	347,000	4.66	347,000
1.02	287,000	5.83	287,000
1.07	53,898	8.05	47,231
1.15	278,000	8.36	224,667
1.20	31,414	9.64	-
1.25	32,000	8.38	18,667
1.30	263,000	7.43	241,082
1.50	380,000	3.31	380,000
1.75	1,067	9.33	-
1.80	190,050	8.98	70,783
1.85	24,000	8.64	12,000
1.97	1,422	9.15	-
Total	1,948,351		1,643,430

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2014	904,998	1.73
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2014	904,998	$1.73
Exercisable, June 30, 2014	904,998	$1.73
Exercisable, September 30, 2014	904,998	$1.73

There was no intrinsic value for all warrants outstanding as of September 30, 2014, based on the fair value of the Company’s common stock on September 30, 2014.

Additional information regarding warrants outstanding and exercisable as of September 30, 2014 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	7.23	150,000
1.25	150,000	1.10	150,000
1.75	333,331	0.14	333,331
2.25	266,667	0.22	266,667
3.50	2,500	1.75	2,500
4.00	2,500	1.75	2,500
Total	904,998		904,998

Restricted Common Stock

On August 18, 2014, the Company issued 262,500 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $254,278 based on the market price of our common stock of $0.77 per share on the date of grant, which will be amortized over the three-year vesting period. All restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of restricted common stock vested during the three months ended September 30, 2014 was $46,371 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of September 30, 2014, the amount of unvested compensation related to these issuances of restricted common stock was $407,461, which will be recorded as an expense in future periods as the stock vests. When calculating net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2014	227,827	1.72
Granted	262,500	0.77
Vested	(65,675)	1.80
Forfeited	-	-
Non-vested, September 30, 2014	424,652	$1.12

Note 5. Deconsolidation of Former French Subsidiary (TAAG)

On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG.  The Company concluded that TAAG’s printing operations in the major geographical area of France were not aligned with the Company’s long term strategy. The plan to dispose of TAAG will have a material effect on the Company’s revenue as TAAG accounted for 22.1% and 22.6% of consolidated revenue for the years ended June 30, 2014 and 2013, respectively.  Accordingly, the operations of TAAG are classified as discontinued operations.  Comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations.

The Board of Directors of the Company authorized the immediate disposal of the Company’s former subsidiary TAAG at a reasonable price in relation to its current fair value, and in the event such sale was not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.   On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative, and on October 6, 2014 TAAG entered into a judicial liquidation procedure. As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and was deconsolidated from our financial statements.

In accordance with consolidation guidance, the Company deconsolidated the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations during the three months ended on September 30, 2014.

The Company has determined based on discussion with French counsel that it is remote that the Company will be generally liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France. In addition, the Company has also determined based on discussion with French counsel that it is probable that the Company will be liable for specific liabilities associated with TAAG in the amount of $187,907, and as a result, the Company has recorded a liability for that amount as of September 30, 2014.

The carrying amounts of the major classes of assets and liabilities associated with discontinued operations as of June 30, 2014 were as follows:

Assets
Current assets:
Cash and cash equivalents	$191,259
Accounts receivable:
Trade receivables, net of allowance	746,685
Due from factor	116,762
Inventory	192,245
Prepaid expenses and other current assets	234,232
Total current assets of discontinued operations	1,481,183

Other assets:
Property and equipment, net of accumulated depreciation	418,460
Deposits and other assets	453,752
Total non-current assets of discontinued operations	872,212
Total assets of discontinued operations	$2,353,395

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,960,378
Capital lease obligations, current	324,802
Notes payable, current	11,601
Deferred revenue	158,359
Other liability	143,304
Total current liabilities of discontinued operations	3,598,444

Long term liabilities:
Capital lease obligations, long term	113,415
Total long term liabilities of discontinued operations	113,415
Total liabilities of discontinued operations	$3,711,859

Revenue and expenses from discontinued operations were as follows:

	Three Months Ended
	September 30,
	2014	2013

Revenue	$1,164,314	$1,960,291
Cost of revenue	849,174	1,153,018
Gross profit	315,140	807,273

Operating expenses:
Selling, general and administrative	660,500	771,716
Depreciation and amortization	44,027	69,800
Total operating expenses	704,527	841.516
Loss from discontinued operations before other income (expenses)	(389,387)	(34,243)

Other income (expenses):
Interest expense	(5,957)	(11,654)

Loss from discontinued operations	$(395,344)	$(45,897)

Basic loss per common share:
Loss per share from discontinued operations	$(0.02)	$-
Basic weighted average common shares outstanding	17,406,012	16,970,465

Diluted loss per common share:
Loss per share from discontinued operations	$(0.02)	$-
Diluted weighted average common shares outstanding	17,407,428	16,970,465

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2014 and 2013 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

On August 18, 2014, the Board of Directors of the Company authorized the immediate disposal of our former subsidiary TAAG at a reasonable price in relation to its current fair value, and in the event such sale was not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative, and on October 6, 2014 TAAG entered into a judicial liquidation procedure. As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and was deconsolidated from our financial statements.

In accordance with consolidation guidance the Company derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations during the three months ended September 30, 2014.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations.

We provide research solutions that facilitate the flow of information from the publishers of scientific, technical, and medical content to enterprise customers in life science and other research-intensive organizations around the world. We provide customers with access to hundreds of thousands of newly published articles each year in addition to the tens of millions of existing articles that have been published in the past, helping them to identify the most useful and relevant content for their activities. In addition to serving end users of content, we also serve STM publishers by facilitating compliance with applicable copyright laws. We have developed proprietary software and Internet-based interfaces that allow customers to find, electronically receive and legally use the content that is critical to their research.

We provide two types of services to our customers: Article Galaxy, and Reprints and ePrints.

 Article Galaxy

Researchers and regulatory personnel in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as single article delivery or document delivery. We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have arrangements with numerous content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to the addition or loss of customers.

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

Reprints and ePrints

Marketing departments in life science and other research-intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints” that are distributed to physicians and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers prints their content in-house and prohibits others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders. Electronic copies, called “ePrints”, are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increase the efficiency of our customers’ content purchases by transitioning from paper Reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life science industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

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

Revenue Recognition

Our policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing two types of services to our customers: Article Galaxy, and Reprints and ePrints.

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

Reprints and ePrints

We charge a transactional fee for each Reprint or ePrint order and are responsible for printing and delivery of Reprint orders, and the electronic delivery and, in some cases, the electronic delivery mechanism of ePrint orders. The majority of content publishers prints their content in-house and prohibits others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders. We recognize revenue from reprints and ePrints services upon shipment or electronic delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

	Three Months Ended
	September 30,
	2014	2013

Revenue	$7,553,396	$6,617,430
Cost of revenue	6,053,591	5,419,727
Gross profit	1,499,805	1,197,703

Operating expenses:
Selling, general and administrative	1,307,749	1,146,199
Stock-based compensation expense	107,719	93,114
Depreciation and amortization	72,088	47,551
Total operating expenses	1,487,556	1,286,864
Income (loss) from operations	12,249	(89,161)

Other income (expenses):
Interest expense	(3,198)	(993)
Other income (expense)	(10,549)	786
Total other income (expense)	(13,747)	(207)
Loss from continuing operations before provision for income taxes	(1,498)	(89,368)
Provision for income taxes	(5,438)	(7,682)

Loss from continuing operations	(6,936)	(97,050)

Discontinued operations:
Loss from discontinued operations	(395,344)	(45,897)
Gain from deconsolidation of former French subsidiary	1,548,295	-
Net income (loss) from discontinued operations	1,152,951	(45,897)

Net income (loss)	$1,146,015	$(142,947)

Revenue

	Three Months Ended September 30,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Revenue:
Article Galaxy	$5,224,629	$4,468,634	$755,995	16.9%
Reprints and ePrints	2,328,767	2,148,796	179,971	8.4%
Total revenue	$7,553,396	$6,617,430	$935,966	14.1%

Article Galaxy revenue increased $755,995, or 16.9%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to increased orders resulting from the acquisition of new customers. Single article delivery services generate nearly all of the revenue attributable to the Article Galaxy journal article platform. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to addition or loss of customers.

Revenue from Reprints and ePrints increased $179,971, or 8.4%, for the three months ended September 30, 2014 compared to the three months ended September 31, 2013, primarily due to increased orders from the acquisition of new customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Total revenue increased $935,966, or 14.1%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, for the reasons described above.

Cost of Revenue

	Three Months Ended September 30,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Cost of Revenue:
Article Galaxy	$3,924,478	$3,445,460	$479,018	13.9%
Reprints and ePrints	2,129,113	1,974,267	154,846	7.8%
Total cost of revenue	$6,053,591	$5,419,727	$633,864	11.7%

	Three Months Ended September 30,
	2014	2013	2014-2013 Change *
As a percentage of revenue:
Article Galaxy	75.1%	77.1%	(2.0)%
Reprints and ePrints	91.4%	91.9%	(0.5)%
Total	80.1%	81.9%	(1.8)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Cost of revenue as a percentage of revenue from Article Galaxy decreased to 75.1%, for the three months ended September 30, 2014 compared to 77.1%, for the three months ended September 30, 2013, primarily due to slightly reduced production expenses and decreased content acquisition costs.

Cost of revenue as a percentage of revenue from Reprints and ePrints decreased to 91.4%, for the three months ended September 30, 2014 compared to 91.9%, for the three months ended September 30, 2013, primarily due to decreased content acquisition costs.

Total cost of revenue as a percentage of revenue decreased to 80.1%, for the three months ended September 30, 2014 compared to 81.9%, for the three months ended September 30, 2013, for the reasons described above.

Gross Profit

	Three Months Ended September 30,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Gross Profit:
Article Galaxy	$1,300,151	$1,023,174	$276,977	27.1%
Reprints	199,654	174,529	25,125	14.4%
Total gross profit	$1,499,805	$1,197,703	$302,102	25.2%

	Three Months Ended September 30,
	2014	2013	2014-2013 Change *
As a percentage of revenue:
Article Galaxy	24.9%	22.9%	2.0%
Reprints and ePrints	8.6%	8.1%	0.5%
Total	19.9%	18.1%	1.8%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended September 30,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Operating Expenses:
Selling, general and administrative	$1,307,749	$1,146,199	$161,550	14.1%
Depreciation and amortization	72,088	47,551	24,537	51.6%
Stock-based compensation expense	107,719	93,114	14,605	15.7%
Total operating expenses	$1,487,556	$1,286,864	$200,692	15.6%

Selling, General and Administrative

Selling, general and administrative expenses increased $161,550 or 14.1%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to increases in compensation and professional service fees.

Depreciation and Amortization

For the three months ended September 30, 2014, depreciation and amortization expense was $72,088, compared to $47,551 for the three months ended September 30, 2013, an increase of $24,537. The amounts recorded were split between depreciation of property equipment and amortization of customer lists.

Interest Expense

For the three months ended September 30, 2014, interest expense was $3,198, compared to $993 for the three months ended September 30, 2013, an increase of $2,205.

Net Income (Loss)

	Three Months Ended September 30,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Net Income (Loss):
Loss from continuing operations	(6,936)	(97,050)	90,114	92.9%
Income (loss) from discontinued operations	1,152,951	(45,897)	1,198,848	2,612.0%
Total net income (loss)	$1,146,015	$(142,947)	$1,288,962	901.7%

Loss from continuing operations decreased $90,114 or 92.9%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to increased gross profit, partially offset by increased operating expenses as described above. Total net income increased $1,288,962 or 901.7%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to a gain of $1,548,295 from the deconsolidation of our former French subsidiary.

Liquidity and Capital Resources

	Nine Months Ended September 30,
Consolidated Statements of Cash Flow Data:	2014	2013
Net cash provided by (used in) operating activities from continuing operations	$(86,806)	$104,175
Net cash provided by (used in) operating activities of discontinued operations	(34,503)	31,487
Net cash provided by (used in) operating activities	$(121,309)	$135,662

Net cash used in investing activities from continuing operations	$(18,221)	$(4,176)
Net cash provided by (used in) investing activities of discontinued operations	-	-
Net cash used in investing activities	$(18,221)	$(4,176)

Net cash provided by (used in) financing activities from continuing operations	$-	$-
Net cash used in financing activities of discontinued operations	(67,515)	(7,652)
Net cash used in financing activities	$(67,515)	$(7,652)

Liquidity

The Company believes that its current cash resources, its borrowing availability under its existing line of credit, and expected cash flow will be sufficient to sustain operations for the next twelve months and beyond. Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $11,188,000. As of September 30, 2014, we had working capital of $676,157 and stockholders’ equity of $795,772. For the three months ended September 30, 2014, the Company recorded net income of $1,146,015, cash used in operating activities from continuing operations was $86,806, and cash used in operating activities of discontinued operations was $34,503. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of September 30, 2014, we had cash and cash equivalents of $1,535,415, compared to $1,884,667 as of June 30, 2014, a decrease of $349,252. This decrease was primarily attributable to cash used in discontinued operations.

Operating Activities

Net cash used in operating activities from continuing operations was $86,806 for the three months ended September 30, 2014 and resulted primarily from a decrease in accounts payable and accrued expenses of $237,298. Net cash used in operating activities of discontinued operations was $34,503 for the three months ended September 30, 2014.

Net cash provided by operating activities from continuing operations was $104,175 for the three months ended September 30, 2013 and resulted primarily from a decrease in accounts receivable of $62,145. Net cash provided by operating activities of discontinued operations was $31,487 for the three months ended September 30, 2013.

Investing Activities

Net cash used in investing activities from continuing operations was $18,221 for the three months ended September 30, 2014 and resulted from the purchase of intangible assets and property and equipment.

Net cash used in investing activities from continuing operations was $4,176 for the three months ended September 30, 2013 and resulted primarily from the purchase of intangible assets.

Financing Activities

Net cash used in financing activities from discontinued operations was $67,515 and $7,652 for the three months ended September 30, 2014 and 2013, respectively.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2014. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.5% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of September 30, 2014. The line of credit is secured by all of our Company’s and subsidiaries’ assets.

There were no outstanding borrowings under the line as of September 30, 2014 and June 30, 2014, respectively.  As of September 30, 2014 and June 30, 2014, approximately $1,725,000 and $2,185,000, respectively, of available credit was unused under the line of credit.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, other income (expense), provision for income taxes, depreciation and amortization, stock-based compensation, income (loss) from discontinued operations, impairment of acquired intangibles and goodwill, loss on facility sublease, and (gain) loss on sale of fixed assets. Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Net income (loss)	$1,146,015	$(142,947)
Add (deduct):
Interest expense	3,198	993
Other income (expense)	10,549	(786)
Provision for income taxes	5,438	7,682
Depreciation and amortization	72,088	47,551
Stock-based compensation	107,719	93,114
Income (loss) from discontinued operations	(1,152,951)	45,897
Adjusted EBITDA	$192,056	$51,504

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool, which includes, among others, the following:

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: November 5, 2014		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: November 5, 2014		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

**	Furnished herewith

