Form 10-Q
period 2014-12-31
Research Solutions, Inc.
filed 2015-02-17
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 12, 2015
Common Stock, $0.001 par value	17,971,302

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2014	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,798,624	$1,884,667
Accounts receivable, net of allowance of $45,238 and $49,467, respectively	4,338,917	3,994,987
Prepaid expenses and other current assets	79,631	83,031
Prepaid royalties	824,166	552,689
Current assets of discontinued operations	-	1,481,183
Total current assets	7,041,338	7,996,557

Other assets:
Property and equipment, net of accumulated depreciation of $543,796 and $494,459, respectively	83,306	108,914
Intangible assets, net of accumulated amortization of $513,605 and $430,704, respectively	-	55,235
Deposits and other assets	9,540	9,709
Noncurrent assets of discontinued operations	-	872,212
Total assets	$7,134,184	$9,042,627

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$6,133,221	$5,749,694
Other liability	187,907	-
Current liabilities of discontinued operations	-	3,598,444
Total current liabilities	6,321,128	9,348,138

Long term liabilities:
Long term liabilities of discontinued operations	-	113,415
Total liabilities	6,321,128	9,461,553

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 17,971,302 and 17,600,242 shares issued and outstanding, respectively	17,971	17,600
Additional paid-in capital	15,627,179	15,406,033
Accumulated deficit	(14,806,817)	(15,858,656)
Accumulated other comprehensive income (loss)	(25,277)	16,097
Total stockholders’ equity (deficiency)	813,056	(418,926)
Total liabilities and stockholders’ equity (deficiency)	$7,134,184	$9,042,627

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenue	$7,931,060	$7,383,148	$15,484,456	$14,000,578
Cost of revenue	6,421,308	6,067,698	12,474,899	11,487,425
Gross profit	1,509,752	1,315,450	3,009,557	2,513,153

Operating expenses:
Selling, general and administrative	1,511,315	1,718,559	2,926,783	2,957,872
Depreciation and amortization	60,792	50,770	132,880	98,321
Total operating expenses	1,572,107	1,769,329	3,059,663	3,056,193
Loss from operations	(62,355)	(453,879)	(50,106)	(543,040)

Other expenses:
Interest expense	(4,593)	(4,351)	(7,791)	(5,344)
Other expense	(25,299)	(7,175)	(35,848)	(6,389)
Total other expenses	(29,892)	(11,526)	(43,639)	(11,733)

Loss from continuing operations before provision for income taxes	(92,247)	(465,405)	(93,745)	(554,773)
Provision for income taxes	(1,929)	(2,199)	(7,367)	(9,881)

Loss from continuing operations	(94,176)	(467,604)	(101,112)	(564,654)

Discontinued operations:
Income (loss) from discontinued operations	-	21,048	(395,344)	(24,849)
Gain from deconsolidation of former French subsidiary	-	-	1,548,295	-
Income (loss) from discontinued operations	-	21,048	1,152,951	(24,849)

Net income (loss)	(94,176)	(446,556)	1,051,839	(589,503)

Other comprehensive income (loss):
Foreign currency translation	(2,338)	(20,549)	(6,694)	(57,523)
Comprehensive income (loss)	$(96,514)	$(467,105)	$1,045,145	$(647,026)

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$(0.01)	$(0.03)	$(0.01)	$(0.03)
Income per share from discontinued operations	$-	$-	$0.07	$-
Net income (loss) per share	$(0.01)	$(0.03)	$0.06	$(0.03)
Basic weighted average common shares outstanding	17,456,711	17,171,633	17,431,020	17,071,049

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$(0.01)	$(0.03)	$(0.01)	$(0.03)
Income per share from discontinued operations	$-	$-	$0.07	$-
Net income (loss) per share	$(0.01)	$(0.03)	$0.06	$(0.03)
Diluted weighted average common shares outstanding	17,456,711	17,171,633	17,840,559	17,071,049

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity (Deficiency)

For the Six Months Ended December 31, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficiency)

Balance, July 1, 2014	17,600,242	$17,600	$15,406,033	$(15,858,656)	$16,097	$(418,926)

Stock-based compensation expense	-	-	122,896	-	-	122,896

Issuance of restricted common stock to employees	371,060	371	98,250	-	-	98,621

Elimination of cumulative translation adjustment upon deconsolidation of former French subsidiary	-	-	-	-	(34,680)	(34,680)

Net income for the period	-	-	-	1,051,839	-	1,051,839

Foreign currency translation	-	-	-	-	(6,694)	(6,694)

Balance, December 31, 2014	17,971,302	$17,971	$15,627,179	$(14,806,817)	$(25,277)	$813,056

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2014	2013

Cash flow from operating activities:
Net income (loss)	$1,051,839	$(589,503)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	395,344	24,849
Gain from deconsolidation of former French subsidiary	(1,548,295)	-
Depreciation and amortization	132,880	98,321
Stock-based compensation expense	122,896	131,678
Issuance of restricted common stock to employees	98,621	52,390
Changes in operating assets and liabilities:
Accounts receivable	(343,930)	(483,682)
Prepaid expenses and other current assets	3,400	(58,846)
Prepaid royalties	(271,477)	(548,408)
Deposits and other assets	169	14
Accounts payable and accrued expenses	383,527	772,071
Other liability	187,907	-
Net cash provided by (used in) operating activities from continuing operations	212,881	(601,116)
Net cash provided by (used in) operating activities of discontinued operations	(34,503)	262,195
Net cash provided by (used in) operating activities	178,378	(338,921)

Cash flow from investing activities:
Purchase of property and equipment	(25,352)	(4,182)
Purchase of intangible assets	(27,666)	(15,638)
Net cash used in investing activities from continuing operations	(53,018)	(19,820)
Net cash used in investing activities from discontinued operations	-	(19,213)
Net cash used in investing activities	(53,018)	(39,033)

Cash flow from financing activities:
Issuance of shares upon exercise of warrants for cash	-	838,000
Net cash provided by financing activities of continuing operations	-	838,000
Net cash used in financing activities of discontinued operations	(67,515)	(209,207)
Net cash provided by (used in) financing activities	(67,515)	628,793

Effect of exchange rate changes	(143,888)	(42,354)
Net increase (decrease) in cash and cash equivalents	(86,043)	208,485
Cash and cash equivalents, beginning of period	1,884,667	1,306,876
Cash and cash equivalents, end of period	$1,798,624	$1,515,361

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,367	$9,881
Cash paid for interest	$7,791	$5,344

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2014 and 2013 (Unaudited)

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

The Company derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations. In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations (see Note 6).

Nature of Business

We provide on-demand access to scientific, technical, and medical (“STM”) information for life science companies, academic institutions, and other research-intensive organizations. We provide two types of services to our customers: Article Galaxy, and Reprints and ePrints.

Article Galaxy

Article Galaxy, our cloud-based software-as-a-service (“SaaS”) solution, provides our customers with a single source to the universe of published STM content that includes over seventy million existing STM articles and over one million newly published STM articles each year. Article Galaxy allows customers to find and download in digital format STM articles that are critical to their research. In addition, Article Galaxy facilitates customers’ compliance with applicable copyright laws.

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

As a cloud-based SaaS solution, Article Galaxy is deployed as a single system across our entire customer base. Customers access Article Galaxy securely through online web interfaces and via web service APIs, which enable customers to leverage Article Galaxy features and functionality from within proprietary and other 3rd party software systems. Article Galaxy can also be configured to satisfy a customer’s individual preferences in areas such as user experience, business processes, and spend management. As a SaaS solution, Article Galaxy benefits from efficiencies in scalability, stability and development costs, resulting in significant advantages versus multiple instance or installed desktop software alternatives. We leverage these technical efficiencies to fuel rapid innovation and competitive advantage.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2014 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

These estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of recorded goodwill and intangibles, accruals for potential liabilities and assumptions made in valuing equity instruments issued for services or acquisitions.

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

Cash denominated in Euros with a US Dollar equivalent of $300,283 and $166,723 at December 31, 2014 and June 30, 2014, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The following table summarizes revenue concentrations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Customer A	*	14%	*	*

The following table summarizes vendor concentrations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Vendor A	18%	28%	16%	21%
Vendor B	14%	*	13%	*
Vendor C	11%	*	*	12%
Vendor D	11%	*	10%	11%

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

Stock-Based Compensation

The Company periodically issues stock options, warrants and restricted stock to employees and non-employees for services, in capital raising transactions, and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company estimates the fair value of restricted stock awards to employees and directors using the market price of the Company’s common stock on the date of grant, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for share-based payments to non-employees in accordance with Topic 505 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following table summarizes the exchange rates used:

	Six Months Ended December 31,		Year Ended June 30,
	2014	2013	2014	2013
Period end Euro : US Dollar exchange rate	1.22	1.38	1.36	1.30
Average period Euro : US Dollar exchange rate	1.29	1.34	1.36	1.29

Period end Mexican Peso : US Dollar exchange rate	0.07	0.08	0.08	0.08
Average period Mexican Peso : US Dollar exchange rate	0.07	0.08	0.08	0.08

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. At December 31, 2014 potentially dilutive securities include options to acquire 1,954,501 shares of common stock and warrants to acquire 305,000 shares of common stock.  At December 31, 2013 potentially dilutive securities include options to acquire 1,884,370 shares of common stock and warrants to acquire 1,294,998 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period. In addition, unvested restricted common stock granted to employees is considered outstanding as of the grant date when computing diluted earnings per share.

For the three and six months ended December 31, 2014, the calculations of diluted earnings per share includes stock options, warrants, and unvested restricted common stock, calculated under the treasury method. Basic and diluted net loss per common share is the same for all periods presented with a net loss because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

The calculation of basic and diluted net income (loss) per share is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Numerator:
Loss from continuing operations	$(94,176)	$(467,604)	$(101,112)	$(564,654)
Income (loss) from discontinued operations	-	21,048	1,152,951	(24,849)
Net income (loss)	$(94,176)	$(446,556)	$1,051,839	$(589,503)

Denominator:
Weighted average shares outstanding (basic)	17,456,711	17,171,633	17,431,020	17,071,049
Effect of dilutive unvested restricted common stock	-	-	407,943	-
Effect of dilutive stock options and warrants	-	-	1,596	-
Weighted average shares outstanding (diluted)	17,456,711	17,171,633	17,840,559	17,071,049

Income (loss) per share from continuing operations:
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.03)

Income (loss) per share from discontinued operations:
Basic	$-	$-	$0.07	$-
Diluted	$-	$-	$0.07	$-

Net income (loss) per share:
Basic	$(0.01)	$(0.03)	$0.06	$(0.03)
Diluted	$(0.01)	$(0.03)	$0.06	$(0.03)

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

 The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable.  The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2014. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of December 31, 2014. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2014 and June 30, 2014, respectively.  As of December 31, 2014 and June 30, 2014, approximately $2,245,000 and $2,185,000, respectively, of available credit was unused under the line of credit.

Note 4.	Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 15, 2012, and November 21, 2014, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 1,500,000 to 3,000,000, and from 3,000,000 to 5,000,000, respectively, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 2,347,137 shares available for grant under the Plan as of December 31, 2014. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	1,888,851	1.27	1,526,130	1.21	362,721	1.53
Granted	65,650	0.76	15,000	0.77	50,650	0.76
Options vesting	-	-	156,912	1.54	(156,912)	1.54
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at December 31, 2014	1,954,501	$1.25	1,698,042	$1.23	256,459	$1.38

The weighted average remaining contractual life of all options outstanding as of December 31, 2014 was 6.10 years. The remaining contractual life for options vested and exercisable at December 31, 2014 was 5.74 years. Furthermore, the aggregate intrinsic value of all options outstanding as of December 31, 2014 was $5,334, and the aggregate intrinsic value of options vested and exercisable at December 31, 2014 was $1,050, in each case based on the fair value of the Company’s common stock on December 31, 2014. The total fair value of options vested during the six months ended December 31, 2014 was $122,896 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of December 31, 2014, the amount of unvested compensation related to these options was $228,622 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of December 31, 2014 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.65	6,150	9.86	-
0.77	59,500	9.64	15,000
1.00	347,000	4.41	347,000
1.02	287,000	5.58	287,000
1.07	53,898	7.79	48,898
1.15	278,000	8.11	235,333
1.20	31,414	9.39	-
1.25	32,000	8.13	21,333
1.30	263,000	7.18	263,000
1.50	380,000	3.06	380,000
1.75	1,067	9.08	-
1.80	190,050	8.73	86,004
1.85	24,000	8.39	14,000
1.97	1,422	8.90	474
Total	1,954,501		1,698,042

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2014	904,998	1.73
Granted	-	-
Exercised	-	-
Expired	(599,998)	1.97
Outstanding, December 31, 2014	305,000	$1.26
Exercisable, June 30, 2014	904,998	$1.73
Exercisable, December 31, 2014	305,000	$1.26

There was no intrinsic value for all warrants outstanding as of December 31, 2014, based on the fair value of the Company’s common stock on December 31, 2014.

Additional information regarding warrants outstanding and exercisable as of December 31, 2014 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	6.98	150,000
1.25	150,000	0.85	150,000
3.50	2,500	1.50	2,500
4.00	2,500	1.50	2,500
Total	305,000		305,000

Restricted Common Stock

On August 18, 2014, the Company issued 262,500 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $202,125 based on the market price of our common stock of $0.77 per share on the date of grant, which will be amortized over the three-year vesting period. All restricted common stock grants are made under the 2007 Equity Compensation Plan.

On November 7, 2014, the Company issued 108,560 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $70,564 based on the market price of our common stock of $0.65 per share on the date of grant, which will be amortized over the three-year vesting period. All restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of restricted common stock vested during the six months ended December 31, 2014 was $98,621 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of December 31, 2014, the amount of unvested compensation related to these issuances of restricted common stock was $425,774, which will be recorded as an expense in future periods as the stock vests. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2014	227,827	1.72
Granted	371,060	0.73
Vested	(85,941)	1.81
Forfeited	-	-
Non-vested, December 31, 2014	512,946	$0.99

Common Stock Repurchase and Retirement

The Company’s Board of Directors has authorized the repurchase of up to $250,000 of the Company’s outstanding common stock. At December 31, 2014, the Company had not executed any repurchases. All common stock repurchased will be retired, with the excess of the cost over the par value of the common shares repurchased recorded to additional paid-in capital. Purchases may be made from time to time in open market or privately negotiated transactions as determined by the Company’s management. The actual timing, number and value of shares repurchased will be determined by the Company’s management at its discretion, and will depend on management's evaluation of market conditions and other factors. The Company has no obligation to repurchase any shares under this authorization, and the repurchase program may be suspended, discontinued or modified at any time, for any reason and without notice.

Note 5. Income Taxes

For the three months ended December 31, 2014 and 2013, and for the six months ended December 31, 2013, net losses were $(94,176), $(446,556), and $(589,503), respectively, and the Company did not record any provisions for income taxes.

For the six months ended December 31, 2014, net income was $1,051,839 and the Company did not record any provision for income taxes primarily because the gain from deconsolidation of our former French subsidiary (discussed further in note 6) was a non-taxable disposition of the Company’s interest in its former French subsidiary.

In accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards and temporary differences related to stock based compensation. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of December 31, 2014, the Company does not have any liabilities for unrecognized tax uncertainties.

Note 6. Deconsolidation of Former French Subsidiary (TAAG)

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

The Company deconsolidated the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations.

The Company has determined based on discussion with French counsel that it is remote that the Company will be generally liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France. In addition, the Company has also determined based on discussion with French counsel that it is probable that the Company will be liable for specific liabilities associated with TAAG in the amount of $187,907, and as a result, the Company has recorded a liability for that amount as of December 31, 2014.

The carrying amounts of the major classes of assets and liabilities associated with discontinued operations as of June 30, 2014 were as follows:

Assets
Current assets:
Cash and cash equivalents	$191,259
Accounts receivable:
Trade receivables, net of allowance	746,685
Due from factor	116,762
Inventory	192,245
Prepaid expenses and other current assets	234,232
Total current assets of discontinued operations	1,481,183

Other assets:
Property and equipment, net of accumulated depreciation	418,460
Deposits and other assets	453,752
Total non-current assets of discontinued operations	872,212
Total assets of discontinued operations	$2,353,395

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,960,378
Capital lease obligations, current	324,802
Notes payable, current	11,601
Deferred revenue	158,359
Other liability	143,304
Total current liabilities of discontinued operations	3,598,444

Long term liabilities:
Capital lease obligations, long term	113,415
Total long term liabilities of discontinued operations	113,415
Total liabilities of discontinued operations	$3,711,859

Revenue and expenses from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenue	$-	$2,271,186	$1,164,314	$4,199,522
Cost of revenue	-	1,366,330	849,174	2,487,393
Gross profit	-	904,856	315,140	1,712,129

Operating expenses:
Selling, general and administrative	-	802,687	660,500	1,574,403
Depreciation and amortization	-	70,194	44,027	139,994
Total operating expenses	-	872,881	704,527	1,714,397
Income (loss) from discontinued operations before other income (expenses)	-	31,975	(389,387)	(2,268)

Other income (expenses):
Interest expense	-	(10,927)	(5,957)	(22,581)

Income (loss) from discontinued operations	$-	$21,048	$(395,344)	$(24,849)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2014 and 2013 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

In accordance with consolidation guidance the Company derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations.

We provide on-demand access to scientific, technical, and medical (“STM”) information for life science companies, academic institutions, and other research-intensive organizations. We provide two types of services to our customers: Article Galaxy, and Reprints and ePrints.

Article Galaxy

Article Galaxy, our cloud-based software-as-a-service (“SaaS”) solution, provides our customers with a single source to the universe of published STM content that includes over seventy million existing STM articles and over one million newly published STM articles each year. Article Galaxy allows customers to find and download in digital format STM articles that are critical to their research. In addition, Article Galaxy facilitates customers’ compliance with applicable copyright laws.

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

As a cloud-based SaaS solution, Article Galaxy is deployed as a single system across our entire customer base. Customers access Article Galaxy securely through online web interfaces and via web service APIs, which enable customers to leverage Article Galaxy features and functionality from within proprietary and other 3rd party software systems. Article Galaxy can also be configured to satisfy a customer’s individual preferences in areas such as user experience, business processes, and spend management. As a SaaS solution, Article Galaxy benefits from efficiencies in scalability, stability and development costs, resulting in significant advantages versus multiple instance or installed desktop software alternatives. We leverage these technical efficiencies to fuel rapid innovation and competitive advantage.

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

Stock-Based Compensation

We periodically issue stock options, warrants and restricted stock to employees and non-employees for services, in capital raising transactions, and for financing costs. We account for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. We estimate the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. We estimate the fair value of restricted stock awards to employees and directors using the market price of our common stock on the date of grant, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. We account for share-based payments to non-employees in accordance with Topic 505 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2014 and 2013

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenue	$7,931,060	$7,383,148	$15,484,456	$14,000,578
Cost of revenue	6,421,308	6,067,698	12,474,899	11,487,425
Gross profit	1,509,752	1,315,450	3,009,557	2,513,153

Operating expenses:
Selling, general and administrative	1,397,517	1,627,606	2,705,266	2,773,805
Stock-based compensation expense	113,798	90,953	221,517	184,067
Depreciation and amortization	60,792	50,770	132,880	98,321
Total operating expenses	1,572,107	1,769,329	3,059,663	3,056,193
Loss from operations	(62,355)	(453,879)	(50,106)	(543,040)

Other expenses:
Interest expense	(4,593)	(4,351)	(7,791)	(5,344)
Other expense	(25,299)	(7,175)	(35,848)	(6,389)
Total other expenses	(29,892)	(11,526)	(43,639)	(11,733)

Loss from continuing operations before provision for income taxes	(92,247)	(465,405)	(93,745)	(554,773)
Provision for income taxes	(1,929)	(2,199)	(7,367)	(9,881)

Loss from continuing operations	(94,176)	(467,604)	(101,112)	(564,654)

Discontinued operations:
Income (loss) from discontinued operations	-	21,048	(395,344)	(24,849)
Gain from deconsolidation of former French subsidiary	-	-	1,548,295	-
Income (loss) from discontinued operations	-	21,048	1,152,951	(24,849)

Net income (loss)	$(94,176)	$(446,556)	$1,051,839	$(589,503)

Revenue

	Three Months Ended December 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Revenue:
Article Galaxy	$5,071,504	$4,254,673	$816,831	19.2%
Reprints and ePrints	2,859,556	3,128,475	(268,919)	(8.6)%
Total revenue	$7,931,060	$7,383,148	$547,912	7.4%

	Six Months Ended December 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Revenue:
Article Galaxy	$10,296,133	$8,723,307	$1,572,826	18.0%
Reprints and ePrints	5,188,323	5,277,271	(88,948)	(1.7)%
Total revenue	$15,484,456	$14,000,578	$1,483,878	10.6%

Article Galaxy revenue increased $816,831, or 19.2%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013, and $1,572,826, or 18.0%, for the six months ended December 31, 2014 compared to the six months ended December 31, 2013. In both periods, the increase was primarily due to increased orders resulting from the acquisition of new customers. Single article delivery services generate nearly all of the revenue attributable to the Article Galaxy journal article platform. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to addition or loss of customers.

Revenue from Reprints and ePrints decreased $268,919, or 8.6%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013, and $88,948, or 1.7%, for the six months ended December 31, 2014 compared to the six months ended December 31, 2013. In both periods, the decrease was primarily due to decreased orders from current customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Total revenue increased $547,912, or 7.4%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013, and $1,483,878, or 10.6%, for the six months ended December 31, 2014 compared to the six months ended December 31, 2013, for the reasons described above.

Cost of Revenue

	Three Months Ended December 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Cost of Revenue:
Article Galaxy	$3,806,150	$3,309,322	$496,828	15.0%
Reprints and ePrints	2,615,158	2,758,376	(143,218)	(5.2)%
Total cost of revenue	$6,421,308	$6,067,698	$353,610	5.8%

	Three Months Ended December 31,
	2014	2013	2014-2013 Change *
As a percentage of revenue:
Article Galaxy	75.0%	77.8%	(2.7)%
Reprints and ePrints	91.5%	88.2%	3.3%
Total	81.0%	82.2%	(1.2)%

* The difference between current and prior period cost of revenue as a percentage of revenue

	Six Months Ended December 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Cost of Revenue:
Article Galaxy	$7,730,628	$6,754,782	$975,846	14.4%
Reprints and ePrints	4,744,271	4,732,643	11,628	0.2%
Total cost of revenue	$12,474,899	$11,487,425	$987,474	8.6%

	Six Months Ended December 31,
	2014	2013	2014-2013 Change *
As a percentage of revenue:
Article Galaxy	75.1%	77.4%	(2.4)%
Reprints and ePrints	91.4%	89.7%	1.8%
Total	80.6%	82.0%	(1.5)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Cost of revenue as a percentage of revenue from Article Galaxy decreased to 75.0%, for the three months ended December 31, 2014 compared to 77.8%, for the three months ended December 31, 2013, and to 75.1%, for the six months ended December 31, 2014 compared to 77.4%, for the six months ended December 31, 2013. In both periods, the decrease was primarily due to slightly reduced production expenses and decreased content acquisition costs.

Cost of revenue as a percentage of revenue from Reprints and ePrints increased to 91.5%, for the three months ended December 31, 2014 compared to 88.2%, for the three months ended December 31, 2013, and to 91.4%, for the six months ended December 31, 2014 compared to 89.7%. In both periods, the increase was primarily due to increased content acquisition costs.

Total cost of revenue as a percentage of revenue decreased to 81.0%, for the three months ended December 31, 2014 compared to 82.2%, for the three months ended December 31, 2013, and to 80.6%, for the six months ended December 31, 2014 compared to 82.0%, for the six months ended December 31, 2013, for the reasons described above.

Gross Profit

	Three Months Ended December 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Gross Profit:
Article Galaxy	$1,265,354	$945,351	$320,003	33.9%
Reprints	244,398	370,099	(125,701)	(34.0)%
Total gross profit	$1,509,752	$1,315,450	$194,302	14.8%

	Three Months Ended December 31,
	2014	2013	2014-2013 Change *
As a percentage of revenue:
Article Galaxy	25.0%	22.2%	2.7%
Reprints and ePrints	8.5%	11.8%	(3.3)%
Total	19.0%	17.8%	1.2%

* The difference between current and prior period gross profit as a percentage of revenue

	Six Months Ended December 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Gross Profit:
Article Galaxy	$2,565,505	$1,968,525	$596,980	30.3%
Reprints	444,052	544,628	(100,576)	(18.5)%
Total gross profit	$3,009,557	$2,513,153	$496,404	19.8%

	Six Months Ended December 31,
	2014	2013	2014-2013 Change *
As a percentage of revenue:
Article Galaxy	24.9%	22.6%	2.4%
Reprints and ePrints	8.6%	10.3%	(1.8)%
Total	19.4%	18.0%	1.5%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended December 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Operating Expenses:
Selling, general and administrative	$1,397,517	$1,627,606	$(230,089)	(14.1)%
Depreciation and amortization	60,792	50,770	10,022	19.7%
Stock-based compensation expense	113,798	90,953	22,845	25.1%
Total operating expenses	$1,572,107	$1,769,329	$(197,222)	(11.1)%

	Six Months Ended December 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Operating Expenses:
Selling, general and administrative	$2,705,266	$2,773,805	$(68,539)	(2.5)%
Depreciation and amortization	132,880	98,321	34,559	35.1%
Stock-based compensation expense	221,517	184,067	37,450	20.3%
Total operating expenses	$3,059,663	$3,056,193	$3,470	0.1%

Selling, General and Administrative

Selling, general and administrative expenses decreased $230,089 or 14.1%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013, and $68,539 or 2.5%, for the six months ended December 31, 2014 compared to the six months ended December 31, 2013. In both periods, the decrease was primarily due to a decrease in professional service fees.

Depreciation and Amortization

For the three months ended December 31, 2014, depreciation and amortization expense was $60,792, compared to $50,770 for the three months ended December 31, 2013, an increase of $10,022. For the six months ended December 31, 2014, depreciation and amortization expense was $132,880, compared to $98,321 for the six months ended December 31, 2013, an increase of $34,559. The amounts recorded were split between depreciation of property and equipment, and amortization of a customer list that was fully amortized in November 2014.

Interest Expense

For the three months ended December 31, 2014, interest expense was $4,593, compared to $4,351 for the three months ended December 31, 2013, an increase of $242. For the six months ended December 31, 2014, interest expense was $7,791, compared to $5,344 for the six months ended December 31, 2013, an increase of $2,447.

Net Income (Loss)

	Three Months Ended December 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Net Income (Loss):
Loss from continuing operations	(94,176)	(467,604)	373,428	79.9%
Income (loss) from discontinued operations	-	21,048	(21,048)	(100.0)%
Total net loss	$(94,176)	$(446,556)	$352,380	78.9%

	Six Months Ended December 31,
	2014	2013	2014-2013 $ Change	2014-2013 % Change
Net Income (Loss):
Loss from continuing operations	(101,112)	(564,654)	463,542	82.1%
Income (loss) from discontinued operations	1,152,951	(24,849)	1,177,800	4,739.8%
Total net income (loss)	$1,051,839	$(589,503)	$1,641,342	278.4%

Loss from continuing operations decreased $373,428 or 79.9%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013, primarily due to increased gross profit and decreased operating expenses as described above. Loss from continuing operations decreased $463,542 or 82.1%, for the six months ended December 31, 2014 compared to the six months ended December 31, 2013, primarily due to increased gross profit as described above.

Total net loss decreased $352,380 or 78.9%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013, primarily due to increased gross profit and decreased operating expenses as described above. Total net income increased $1,641,342 or 278.4%, for the six months ended December 31, 2014 compared to the six months ended December 31, 2013, primarily due to a gain of $1,548,295 from the deconsolidation of our former French subsidiary.

Liquidity and Capital Resources

	Six Months Ended December 31,
Consolidated Statements of Cash Flow Data:	2014	2013
Net cash provided by (used in) operating activities from continuing operations	$212,881	$(601,116)
Net cash provided by (used in) operating activities of discontinued operations	(34,503)	262,195
Net cash provided by (used in) operating activities	178,378	(338,921)

Net cash used in investing activities from continuing operations	(53,018)	(19,820)
Net cash used in investing activities of discontinued operations	-	(19,213)
Net cash used in investing activities	(53,018)	(39,033)

Net cash provided by financing activities from continuing operations	-	838,000
Net cash used in financing activities of discontinued operations	(67,515)	(209,207)
Net cash provided by (used in) financing activities	(67,515)	628,793

Effect of exchange rate changes	(143,888)	(42,354)
Net increase (decrease) in cash and cash equivalents	(86,043)	208,485
Cash and cash equivalents, beginning of period	1,884,667	1,306,876
Cash and cash equivalents, end of period	$1,798,624	$1,515,361

Liquidity

The Company believes that its current cash resources, its borrowing availability under its existing line of credit, and expected cash flow will be sufficient to sustain operations for the next twelve months. Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $11,188,000. As of December 31, 2014, we had working capital of $720,210 and stockholders’ equity of $813,056. For the six months ended December 31, 2014, the Company recorded net income of $1,051,839, cash provided by operating activities from continuing operations was $212,881, and cash used in operating activities of discontinued operations was $34,503. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of December 31, 2014, we had cash and cash equivalents of $1,798,624, compared to $1,884,667 as of June 30, 2014, a decrease of $86,043. This decrease was primarily attributable to cash used in discontinued operations.

Operating Activities

Net cash provided by operating activities from continuing operations was $212,881 for the six months ended December 31, 2014 and resulted primarily from an increase in accounts payable and accrued expenses of $383,527, partially offset by an increase in accounts receivable of $343,930. Net cash used in operating activities of discontinued operations was $34,503 for the six months ended December 31, 2014.

Net cash used in operating activities from continuing operations was $601,116 for the six months ended December 31, 2013 and resulted primarily from an increase in accounts receivable of $483,682 and an increase in prepaid royalties of $548,408, partially offset by an increase in accounts payable and accrued expenses of $772,071. Net cash provided by operating activities of discontinued operations was $262,195 for the six months ended December 31, 2013.

Investing Activities

Net cash used in investing activities from continuing operations was $53,018 for the six months ended December 31, 2014 and resulted from the purchase of intangible assets and property and equipment.

Net cash used in investing activities from continuing operations was $19,820 for the six months ended December 31, 2013 and resulted primarily from the purchase of intangible assets. Net cash used in investing activities of discontinued operations was $19,213 for the six months ended December 31, 2013.

Financing Activities

Net cash used in financing activities from discontinued operations was $67,515 for the six months ended December 31, 2014.

Net cash provided by financing activities was $838,000 for the six months ended December 31, 2013 and resulted from the issuance of shares upon the exercise of warrants for cash of $838,000. Net cash used in financing activities of discontinued operations was $209,207 for the six months ended December 31, 2013.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2014. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.5% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of December 31, 2014. The line of credit is secured by our consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2014 and June 30, 2014, respectively.  As of December 31, 2014 and June 30, 2014, approximately $2,245,000 and $2,185,000, respectively, of available credit was unused under the line of credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$(94,176)	$(446,556)	$1,051,839	$(589,503)
Add (deduct):
Interest expense	4,593	4,351	7,791	5,344
Other income (expense)	25,299	7,175	35,848	6,389
Provision for income taxes	1,929	2,199	7,367	9,881
Depreciation and amortization	60,792	50,770	132,880	98,321
Stock-based compensation	113,798	90,953	221,517	184,067
Income (loss) from discontinued operations	-	(21,048)	(1,152,951)	24,849
Adjusted EBITDA	$112,235	$(312,156)	$304,291	$(260,652)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: February 17, 2015		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: February 17, 2015		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

**	Furnished herewith

