Form 10-Q
period 2015-03-31
Research Solutions, Inc.
filed 2015-05-11
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 8, 2015
Common Stock, $0.001 par value	18,075,265

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,373,036	$1,884,667
Accounts receivable, net of allowance of $54,358 and $49,467, respectively	5,596,362	3,994,987
Prepaid expenses and other current assets	85,147	83,031
Prepaid royalties	1,093,818	552,689
Current assets of discontinued operations	-	1,481,183
Total current assets	8,148,363	7,996,557

Other assets:
Property and equipment, net of accumulated depreciation of $568,629 and $494,459, respectively	100,313	108,914
Intangible assets, net of accumulated amortization of $513,605 and $430,704, respectively	-	55,235
Deposits and other assets	9,502	9,709
Noncurrent assets of discontinued operations	-	872,212
Total assets	$8,258,178	$9,042,627

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$7,204,077	$5,749,694
Other liability	187,907	-
Current liabilities of discontinued operations	-	3,598,444
Total current liabilities	7,391,984	9,348,138

Long term liabilities:
Long term liabilities of discontinued operations	-	113,415
Total liabilities	7,391,984	9,461,553

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 18,075,265 and 17,600,242 shares issued and outstanding, respectively	18,075	17,600
Additional paid-in capital	15,682,991	15,406,033
Accumulated deficit	(14,808,633)	(15,858,656)
Accumulated other comprehensive income (loss)	(26,239)	16,097
Total stockholders’ equity (deficiency)	866,194	(418,926)
Total liabilities and stockholders’ equity (deficiency)	$8,258,178	$9,042,627

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenue	$8,835,181	$6,791,278	$24,319,637	$20,791,856
Cost of revenue	7,131,714	5,392,784	19,606,613	16,880,209
Gross profit	1,703,467	1,398,494	4,713,024	3,911,647

Operating expenses:
Selling, general and administrative	1,659,152	1,788,319	4,622,406	4,746,191
Depreciation and amortization	25,005	56,359	157,885	154,680
Total operating expenses	1,684,157	1,844,678	4,780,291	4,900,871
Income (loss) from operations	19,310	(446,184)	(67,267)	(989,224)

Other expenses:
Interest expense	(3,875)	(3,000)	(11,666)	(8,344)
Other income (expense)	275	(6,510)	898	(12,899)
Total other expenses	(3,600)	(9,510)	(10,768)	(21,243)

Income (loss) from continuing operations before provision for income taxes	15,710	(455,694)	(78,035)	(1,010,467)
Provision for income taxes	(17,526)	(4,060)	(24,893)	(13,941)

Loss from continuing operations	(1,816)	(459,754)	(102,928)	(1,024,408)

Discontinued operations:
Loss from discontinued operations	-	(216,579)	(395,344)	(241,428)
Gain from deconsolidation of former French subsidiary	-	-	1,548,295	-
Income (loss) from discontinued operations	-	(216,579)	1,152,951	(241,428)

Net income (loss)	(1,816)	(676,333)	1,050,023	(1,265,836)

Other comprehensive income (loss): Foreign currency translation	(962)	(468)	(7,656)	(57,991)
Comprehensive income (loss)	$(2,778)	$(676,801)	$1,042,367	$(1,323,827)

Basic income (loss) per common share:
Loss per share from continuing operations	$-	$(0.03)	$(0.01)	$(0.06)
Income (loss) per share from discontinued operations	$-	$(0.01)	$0.07	$(0.01)
Net income (loss) per share	$-	$(0.04)	$0.06	$(0.07)
Basic weighted average common shares outstanding	17,457,404	17,392,213	17,440,275	17,176,541

Diluted income (loss) per common share:
Loss per share from continuing operations	$-	$(0.03)	$(0.01)	$(0.06)
Income (loss) per share from discontinued operations	$-	$(0.01)	$0.07	$(0.01)
Net income (loss) per share	$-	$(0.04)	$0.06	$(0.07)
Diluted weighted average common shares outstanding	17,457,404	17,392,213	17,893,217	17,176,541

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity (Deficiency)

For the Nine Months Ended March 31, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficiency)

Balance, July 1, 2014	17,600,242	$17,600	$15,406,033	$(15,858,656)	$16,097	$(418,926)

Stock-based compensation expense	-	-	163,702	-	-	163,702

Issuance of restricted common stock to employees	529,393	529	163,807	-	-	164,336

Common stock repurchase and retirement	(54,370)	(54)	(50,551)			(50,605)

Elimination of cumulative translation adjustment upon deconsolidation of former French subsidiary	-	-	-	-	(34,680)	(34,680)

Net income for the period	-	-	-	1,050,023	-	1,050,023

Foreign currency translation	-	-	-	-	(7,656)	(7,656)

Balance, March 31, 2015	18,075,265	$18,075	$15,682,991	$(14,808,633)	$(26,239)	$866,194

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2015	2014

Cash flow from operating activities:
Net income (loss)	$1,050,023	$(1,265,836)
Adjustment to reconcile net income (loss) to net cash used in operating activities of continuing operations:
Loss from discontinued operations	395,344	241,428
Gain from deconsolidation of former French subsidiary	(1,548,295)	-
Depreciation and amortization	157,885	154,680
Stock-based compensation expense	163,702	188,380
Vesting of restricted common stock to employees	164,336	78,308
Changes in operating assets and liabilities:
Accounts receivable	(1,601,375)	(565,532)
Prepaid expenses and other current assets	(2,116)	(162,652)
Prepaid royalties	(541,129)	(202,160)
Deposits and other assets	207	14
Accounts payable and accrued expenses	1,454,383	904,667
Other liability	187,907	-
Net cash used in operating activities from continuing operations	(119,128)	(628,703)
Net cash provided by (used in) operating activities of discontinued operations	(34,503)	461,829
Net cash used in operating activities	(153,631)	(166,874)

Cash flow from investing activities:
Purchase of property and equipment	(67,555)	(4,182)
Purchase of intangible assets	(27,666)	(40,976)
Net cash used in investing activities from continuing operations	(95,221)	(45,158)
Net cash used in investing activities from discontinued operations	-	(30,130)
Net cash used in investing activities	(95,221)	(75,288)

Cash flow from financing activities:
Issuance of shares upon exercise of warrants for cash	-	838,000
Common stock repurchased and retirement	(50,605)	-
Net cash provided by (used in) financing activities of continuing operations	(50,605)	838,000
Net cash used in financing activities of discontinued operations	(67,515)	(409,910)
Net cash provided by (used in) financing activities	(118,120)	428,090

Effect of exchange rate changes	(144,659)	(35,651)
Net increase (decrease) in cash and cash equivalents	(511,631)	150,277
Cash and cash equivalents, beginning of period	1,884,667	1,306,876
Cash and cash equivalents, end of period	$1,373,036	$1,457,153

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$24,893	$13,941
Cash paid for interest	$11,666	$8,344

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2015 and 2014 (Unaudited)

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

Cash denominated in Euros with a US Dollar equivalent of $125,275 and $166,723 at March 31, 2015 and June 30, 2014, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The following table summarizes revenue concentrations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Customer A	*	*	*	13%

The following table summarizes vendor concentrations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Vendor A	25%	18%	19%	23%
Vendor B	10%	11%	10%	11%
Vendor C	*	*	*	11%
Vendor D	10%	*	12%	*

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to $57,647 and $94,118, for the three and nine months ended March 31, 2015, respectively.

The following table summarizes the exchange rates used:

	Nine Months Ended March 31,		Year Ended June 30,
	2015	2014	2014	2013
Period end Euro : US Dollar exchange rate	1.09	1.38	1.36	1.30
Average period Euro : US Dollar exchange rate	1.24	1.35	1.36	1.29

Period end Mexican Peso : US Dollar exchange rate	0.07	0.08	0.08	0.08
Average period Mexican Peso : US Dollar exchange rate	0.07	0.08	0.08	0.08

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At March 31, 2015 potentially dilutive securities include options to acquire 1,978,391 shares of common stock and warrants to acquire 305,000 shares of common stock.  At March 31, 2014 potentially dilutive securities include options to acquire 1,885,437 shares of common stock and warrants to acquire 904,998 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

For the nine months ended March 31, 2015, the calculation of diluted earnings per share includes stock options, warrants, and unvested restricted common stock, calculated under the treasury method. Basic and diluted net loss per common share is the same for all periods presented with a net loss because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

The calculation of basic and diluted net income (loss) per share is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations	$(1,816)	$(459,754)	$(102,928)	$(1,024,408)
Income (loss) from discontinued operations	-	(216,579)	1,152,951	(241,428)
Net income (loss)	$(1,816)	$(676,333)	$1,050,023	$(1,265,836)

Denominator:
Weighted average shares outstanding (basic)	17,457,404	17,392,213	17,440,275	17,176,541
Effect of dilutive unvested restricted common stock	-	-	449,212	-
Effect of dilutive stock options and warrants	-	-	3,730	-
Weighted average shares outstanding (diluted)	17,457,404	17,392,213	17,893,217	17,176,541

Income (loss) per share from continuing operations:
Basic	$-	$(0.03)	$(0.01)	$(0.06)
Diluted	$-	$(0.03)	$(0.01)	$(0.06)

Income (loss) per share from discontinued operations:
Basic	$-	$(0.01)	$0.07	$(0.01)
Diluted	$-	$(0.01)	$0.07	$(0.01)

Net income (loss) per share:
Basic	$-	$(0.04)	$0.06	$(0.07)
Diluted	$-	$(0.04)	$0.06	$(0.07)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In April 2015, the FASB issued an accounting ASU 2015-5, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-4) which provides guidance regarding whether a cloud computing arrangement includes a software license.   If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change GAAP for an entity’s accounting for service contracts. This pronouncement is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The Company is currently evaluating the impact the adoption of ASU 2015-03 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable.  The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2015. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of March 31, 2015. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2015 and June 30, 2014, respectively.  As of March 31, 2015 and June 30, 2014, approximately $2,560,000 and $2,185,000, respectively, of available credit was unused under the line of credit.

Note 4. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 21, 2014, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 3,000,000 to 5,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 2,164,914 shares available for grant under the Plan as of March 31, 2015. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	1,888,851	1.27	1,526,130	1.21	362,721	1.53
Granted	89,540	0.82	15,000	0.77	74,540	0.83
Options vesting	-	-	189,607	1.53	(189,607)	1.53
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at March 31, 2015	1,978,391	$1.25	1,730,737	$1.24	247,654	$1.32

The weighted average remaining contractual life of all options outstanding as of March 31, 2015 was 5.9 years. The remaining contractual life for options vested and exercisable at March 31, 2015 was 6.0 years. Furthermore, the aggregate intrinsic value of all options outstanding as of March 31, 2015 was $60,745, and the aggregate intrinsic value of options vested and exercisable at March 31, 2015 was $43,140, in each case based on the fair value of the Company’s common stock on March 31, 2015. The total fair value of options vested during the nine months ended March 31, 2015 was $163,702 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of March 31, 2015, the amount of unvested compensation related to these options was $201,912 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of March 31, 2015 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.65	6,150	9.61	-
0.77	59,500	9.39	15,000
1.00	370,890	3.89	346,998
1.02	287,000	5.33	287,000
1.07	53,898	7.55	50,565
1.15	278,000	7.86	246,000
1.20	31,414	9.14	-
1.25	32,000	7.88	24,000
1.30	263,000	6.93	263,000
1.50	380,000	2.81	380,000
1.75	1,067	8.84	356
1.80	190,050	8.48	101,225
1.85	24,000	8.14	16,000
1.97	1,422	8.65	593
Total	1,978,391		1,730,737

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2014	904,998	1.73
Granted	-	-
Exercised	-	-
Expired	(599,998)	1.97
Outstanding, March 31, 2015	305,000	$1.26
Exercisable, June 30, 2014	904,998	$1.73
Exercisable, March 31, 2015	305,000	$1.26

There was no intrinsic value for all warrants outstanding as of March 31, 2015, based on the fair value of the Company’s common stock on March 31, 2015.

Additional information regarding warrants outstanding and exercisable as of March 31, 2015 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	6.73	150,000
1.25	150,000	0.60	150,000
3.50	2,500	1.25	2,500
4.00	2,500	1.25	2,500
Total	305,000		305,000

Restricted Common Stock

Prior to July 1, 2014, the Company issued 241,968 shares of restricted common stock to employees valued at $417,017, of which $165,401 had been recognized as expense as of June 30, 2014.

During the nine months ended March 31, 2015, the Company issued 529,393 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock award was $431,022 based on the market price of our common stock ranging from $0.65 to $1.00 per share on the dates of grant, which will be amortized over the three-year vesting period. All restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of all restricted common stock vested during the nine months ended March 31, 2015 was $164,066 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of March 31, 2015, the amount of unvested compensation related to all issuances of restricted common stock was $518,662, which will be recorded as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2014	227,827	1.72
Granted	529,393	0.81
Vested	(106,243)	1.81
Forfeited	-	-
Non-vested, March 31, 2015	650,976	$0.97

Common Stock Repurchase and Retirement

On November 7, 2014 the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s outstanding common stock. During the three months ended March 31, 2015, the Company repurchased 53,300 shares of common stock under the repurchase program at an average price of approximately $0.93 per share for an aggregate amount of approximately $49,482. As of March 31, 2015, $200,518 is remaining under the current authorization to repurchase the Company’s outstanding common stock.

All shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares. Purchases may be made from time to time in open market or privately negotiated transactions as determined by the Company’s management. The actual timing, number and value of shares repurchased will be determined by the Company’s management at its discretion, and will depend on management's evaluation of market conditions and other factors. The Company has no obligation to repurchase any shares under this authorization, and the repurchase program may be suspended, discontinued or modified at any time, for any reason and without notice.

Note 5. Income Taxes

For the three months ended March 31, 2015 and 2014, and for the nine months ended March 31, 2014, net losses were $(1,816), $(676,333), and $(1,265,836), respectively, and the Company did not record any provisions for income taxes.

For the nine months ended March 31, 2015, net income was $1,050,023 and the Company did not record any provision for income taxes primarily because the gain from deconsolidation of our former French subsidiary (discussed further in note 6) was a non-taxable disposition of the Company’s interest in its former French subsidiary.

In accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards and temporary differences related to stock based compensation. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of March 31, 2015, the Company does not have any liabilities for unrecognized tax uncertainties.

Note 6. Deconsolidation of Former French Subsidiary (TAAG)

On August 18, 2014 the Board of Directors of the Company authorized management to commit to a plan to sell TAAG. The Company concluded that TAAG’s printing operations in the major geographical area of France were not aligned with the Company’s long term strategy. Accordingly, the operations of TAAG were classified as discontinued operations and comparative information for prior periods has been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. Further, the Board of Directors of the Company authorized the disposal of TAAG at a reasonable price in relation to its current fair value, and in the event such sale was not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law. On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative, and on October 6, 2014 TAAG entered into a judicial liquidation procedure. As a result, effective September 15, 2014, the Company relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and was deconsolidated from our financial statements.

The Company deconsolidated the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations. The deconsolidation of TAAG will have a material effect on the Company’s revenue as TAAG accounted for 22.1% and 22.6% of consolidated revenue for the years ended June 30, 2014 and 2013, respectively before restatement for discontinued operations.

The Company has determined based on discussion with French counsel that it is remote that the Company will be generally liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France. In addition, the Company has also determined based on discussion with French counsel that it is probable that the Company will be liable for specific liabilities associated with TAAG in the amount of $187,907, and as a result, the Company has recorded a liability for that amount as of March 31, 2015.

The carrying amounts of the major classes of assets and liabilities associated with discontinued operations as of June 30, 2014 were as follows:

Assets
Current assets:
Cash and cash equivalents	$191,259
Accounts receivable:
Trade receivables, net of allowance	746,685
Due from factor	116,762
Inventory	192,245
Prepaid expenses and other current assets	234,232
Total current assets of discontinued operations	1,481,183

Other assets:
Property and equipment, net of accumulated depreciation	418,460
Deposits and other assets	453,752
Total non-current assets of discontinued operations	872,212
Total assets of discontinued operations	$2,353,395

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,960,378
Capital lease obligations, current	324,802
Notes payable, current	11,601
Deferred revenue	158,359
Other liability	143,304
Total current liabilities of discontinued operations	3,598,444

Long term liabilities:
Capital lease obligations, long term	113,415
Total long term liabilities of discontinued operations	113,415
Total liabilities of discontinued operations	$3,711,859

Revenue and expenses from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenue	$-	$1,850,906	$1,164,314	$6,050,428
Cost of revenue	-	1,192,906	849,174	3,680,299
Gross profit	-	658,000	315,140	2,370,129

Operating expenses:
Selling, general and administrative	-	793,280	660,500	2,367,683
Depreciation and amortization	-	70,783	44,027	210,777
Total operating expenses	-	864,063	704,527	2,578,460
Income (loss) from discontinued operations before other income (expenses)	-	(206,063)	(389,387)	(208,331)

Other income (expenses):
Interest expense	-	(10,516)	(5,957)	(33,097)

Income (loss) from discontinued operations	$-	$(216,579)	$(395,344)	$(241,428)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2015 and 2014 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2015 and 2014

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenue	$8,835,181	$6,791,278	$24,319,637	$20,791,856
Cost of revenue	7,131,714	5,392,784	19,606,613	16,880,209
Gross profit	1,703,467	1,398,494	4,713,024	3,911,647

Operating expenses:
Selling, general and administrative	1,494,984	1,705,698	4,200,250	4,479,503
Stock-based compensation expense	106,521	82,621	328,038	266,688
Depreciation and amortization	25,005	56,359	157,885	154,680
Foreign currency transaction loss	57,647	-	94,118	-
Total operating expenses	1,684,157	1,844,678	4,780,291	4,900,871
Income (loss) from operations	19,310	(446,184)	(67,267)	(989,224)

Other expenses:
Interest expense	(3,875)	(3,000)	(11,666)	(8,344)
Other income (expense)	275	(6,510)	898	(12,899)
Total other expenses	(3,600)	(9,510)	(10,768)	(21,243)

Income (loss) from continuing operations before provision for income taxes	15,710	(455,694)	(78,035)	(1,010,467)
Provision for income taxes	(17,526)	(4,060)	(24,893)	(13,941)

Loss from continuing operations	(1,816)	(459,754)	(102,928)	(1,024,408)

Discontinued operations:
Loss from discontinued operations	-	(216,579)	(395,344)	(241,428)
Gain from deconsolidation of former French subsidiary	-	-	1,548,295	-
Income (loss) from discontinued operations	-	(216,579)	1,152,951	(241,428)

Net income (loss)	$(1,816)	$(676,333)	$1,050,023	$(1,265,836)

Revenue

	Three Months Ended March 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Revenue:
Article Galaxy	$5,666,717	$4,954,003	$712,714	14.4%
Reprints and ePrints	3,168,464	1,837,275	1,331,189	72.5%
Total revenue	$8,835,181	$6,791,278	$2,043,903	30.1%

	Nine Months Ended March 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Revenue:
Article Galaxy	$15,962,850	$13,677,310	$2,285,540	16.7%
Reprints and ePrints	8,356,787	7,114,546	1,242,241	17.5%
Total revenue	$24,319,637	$20,791,856	$3,527,781	17.0%

Article Galaxy revenue increased $712,714, or 14.4%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, and $2,285,540, or 16.7%, for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. In both periods, the increase was primarily due to increased orders resulting from the acquisition of new customers. Single article delivery services generate nearly all of the revenue attributable to the Article Galaxy journal article platform. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to addition or loss of customers.

Revenue from Reprints and ePrints increased $1,331,189, or 72.5%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, and $1,242,241, or 17.5%, for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. In both periods, the increase was primarily due to increased orders from current and new customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Total revenue increased $2,043,903, or 30.1%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, and $3,527,781, or 17.0%, for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, for the reasons described above.

Cost of Revenue

	Three Months Ended March 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Cost of Revenue:
Article Galaxy	$4,248,070	$3,706,392	$541,678	14.6%
Reprints and ePrints	2,883,644	1,686,392	1,197,252	71.0%
Total cost of revenue	$7,131,714	$5,392,784	$1,738,930	32.2%

	Three Months Ended March 31,
	2015	2014	2015-2014 Change *
As a percentage of revenue:
Article Galaxy	75.0%	74.8%	0.2%
Reprints and ePrints	91.0%	91.8%	(0.8)%
Total	80.7%	79.4%	1.3%

* The difference between current and prior period cost of revenue as a percentage of revenue

	Nine Months Ended March 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Cost of Revenue:
Article Galaxy	$11,978,698	$10,461,174	$1,517,524	14.5%
Reprints and ePrints	7,627,915	6,419,035	1,208,880	18.8%
Total cost of revenue	$19,606,613	$16,880,209	$2,726,404	16.2%

	Nine Months Ended March 31,
	2015	2014	2015-2014 Change *
As a percentage of revenue:
Article Galaxy	75.0%	76.5%	(1.5)%
Reprints and ePrints	91.3%	90.2%	1.1%
Total	80.6%	81.2%	(0.6)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Cost of revenue as a percentage of revenue from Article Galaxy increased to 75.0%, for the three months ended March 31, 2015 compared to 74.8%, for the three months ended March 31, 2014, primarily due to slightly greater production expenses and increased content acquisition costs. Cost of revenue as a percentage of revenue from Article Galaxy decreased to 75.0%, for the nine months ended March 31, 2015 compared to 76.5%, for the nine months ended March 31, 2014, primarily due to slightly reduced production expenses and decreased content acquisition costs.

Cost of revenue as a percentage of revenue from Reprints and ePrints decreased to 91.%, for the three months ended March 31, 2015 compared to 91.8%, for the three months ended March 31, 2014, primarily due to decreased content acquisition costs. Cost of revenue as a percentage of revenue from Reprints and ePrints increased to 91.3%, for the nine months ended March 31, 2015 compared to 90.2%, primarily due to increased content acquisition costs.

Total cost of revenue as a percentage of revenue increased to 80.7%, for the three months ended March 31, 2015 compared to 79.4%, for the three months ended March 31, 2014, and decreased to 80.6%, for the nine months ended March 31, 2015 compared to 81.2%, for the nine months ended March 31, 2014, for the reasons described above.

Gross Profit

	Three Months Ended March 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Gross Profit:
Article Galaxy	$1,418,647	$1,247,611	$171,036	13.7%
Reprints	284,820	150,833	133,937	88.8%
Total gross profit	$1,703,467	$1,398,494	$304,973	21.8%

	Three Months Ended March 31,
	2015	2014	2015-2014 Change *
As a percentage of revenue:
Article Galaxy	25.0%	25.2%	(0.2)%
Reprints and ePrints	9.0%	8.2%	0.8%
Total	19.3%	20.6%	(1.3)%

* The difference between current and prior period gross profit as a percentage of revenue

	Nine Months Ended March 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Gross Profit:
Article Galaxy	$3,984,152	$3,216,136	$768,016	23.9%
Reprints	728,872	695,511	33,361	4.8%
Total gross profit	$4,713,024	$3,911,647	$801,377	20.5%

	Nine Months Ended March 31,
	2015	2014	2015-2014 Change *
As a percentage of revenue:
Article Galaxy	25.0%	23.5%	1.5%
Reprints and ePrints	8.7%	9.8%	(1.1)%
Total	19.4%	18.8%	0.6%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Operating Expenses:
Selling, general and administrative	$1,494,984	$1,705,698	$(210,714)	(12.4)%
Depreciation and amortization	25,005	56,359	(31,354)	(55.6)%
Stock-based compensation expense	106,521	82,621	23,900	28.9%
Foreign currency transaction loss	57,647	-	57,647	-%
Total operating expenses	$1,684,157	$1,844,678	$(160,521)	(8.7)%

	Nine Months Ended March 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Operating Expenses:
Selling, general and administrative	$4,200,250	$4,479,503	$(279,253)	(6.2)%
Depreciation and amortization	157,885	154,680	3,205	2.1%
Stock-based compensation expense	328,038	266,688	61,350	23.0%
Foreign currency transaction loss	94,118	-	94,118	-%
Total operating expenses	$4,780,291	$4,900,871	$(120,580)	(2.5)%

Selling, General and Administrative

Selling, general and administrative expenses decreased $210,714 or 12.4%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, and $279,253 or 6.2%, for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. In both periods, the decrease was primarily due to a decrease in professional service fees.

Depreciation and Amortization

For the three months ended March 31, 2015, depreciation and amortization expense was $25,005, compared to $56,359 for the three months ended March 31, 2014, a decrease of $31,354. For the nine months ended March 31, 2015, depreciation and amortization expense was $157,885, compared to $154,680 for the nine months ended March 31, 2014, an increase of $3,205. The amounts recorded were split between depreciation of property and equipment, and amortization of a customer list that was fully amortized in November 2014.

Interest Expense

For the three months ended March 31, 2015, interest expense was $3,875, compared to $3,000 for the three months ended March 31, 2014, an increase of $875. For the nine months ended March 31, 2015, interest expense was $11,666, compared to $8,344 for the nine months ended March 31, 2014, an increase of $3,322.

Net Income (Loss)

	Three Months Ended March 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Net Income (Loss):
Loss from continuing operations	(1,816)	(459,754)	457,938	99.6%
Income (loss) from discontinued operations	-	(216,579)	216,579	100.0%
Total net loss	$(1,816)	$(676,333)	$674,517	99.7%

	Nine Months Ended March 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Net Income (Loss):
Loss from continuing operations	(102,928)	(1,024,408)	921,480	90.0%
Income (loss) from discontinued operations	1,152,951	(241,428)	1,394,379	577.6%
Total net income (loss)	$1,050,023	$(1,265,836)	$2,315,859	183.0%

Loss from continuing operations decreased $457,938 or 99.6%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to increased gross profit and decreased operating expenses as described above. Loss from continuing operations decreased $921,480 or 90.0%, for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, primarily due to increased gross profit and decreased operating expenses as described above.

Total net loss decreased $674,517 or 99.7%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to increased gross profit and decreased operating expenses as described above. Total net income increased $2,315,859 or 577.6%, for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, primarily due to a gain of $1,548,295 from the deconsolidation of our former French subsidiary.

Liquidity and Capital Resources

	Nine Months Ended March 31,
Consolidated Statements of Cash Flow Data:	2015	2014
Net cash used in operating activities from continuing operations	$(119,128)	$(628,703)
Net cash provided by (used in) operating activities of discontinued operations	(34,503)	461,829
Net cash used in operating activities	(153,631)	(166,874)

Net cash used in investing activities from continuing operations	(95,221)	(45,158)
Net cash used in investing activities of discontinued operations	-	(30,130)
Net cash used in investing activities	(95,221)	(75,288)

Net cash provided by (used in) financing activities from continuing operations	(50,605)	838,000
Net cash used in financing activities of discontinued operations	(67,515)	(409,910)
Net cash provided by (used in) financing activities	(118,120)	428,090

Effect of exchange rate changes	(144,659)	(35,651)
Net increase (decrease) in cash and cash equivalents	(511,631)	150,277
Cash and cash equivalents, beginning of period	1,884,667	1,306,876
Cash and cash equivalents, end of period	$1,373,036	$1,457,153

Liquidity

The Company believes that its current cash resources, its borrowing availability under its existing line of credit, and expected cash flow will be sufficient to sustain operations for the next twelve months. Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $11,188,000. As of March 31, 2015, we had working capital of $756,379 and stockholders’ equity of $866,194. For the nine months ended March 31, 2015, the Company recorded net income of $1,050,023, cash used in operating activities from continuing operations was $119,128, and cash used in operating activities of discontinued operations was $34,503. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of March 31, 2015, we had cash and cash equivalents of $1,373,036, compared to $1,884,667 as of June 30, 2014, a decrease of $511,631. This decrease was roughly evenly distributed between cash used in discontinued operations, operating activities from continuing operations, investing activities from continuing operations, financing activities from continuing operations, and effect of exchange rate changes.

Operating Activities

Net cash used in operating activities from continuing operations was $119,128 for the nine months ended March 31, 2015 and resulted primarily from an increase in accounts receivable of $1,601,375, partially offset by an increase in accounts payable and accrued expenses of $1,454,383. Net cash used in operating activities of discontinued operations was $34,503 for the nine months ended March 31, 2015.

Net cash used in operating activities from continuing operations was $628,703 for the nine months ended March 31, 2014 and resulted primarily from an increase in accounts receivable of $565,532. Net cash provided by operating activities of discontinued operations was $461,829 for the nine months ended March 31, 2014.

Investing Activities

Net cash used in investing activities from continuing operations was $95,221 for the nine months ended March 31, 2015 and resulted from the purchase of intangible assets and property and equipment.

Net cash used in investing activities from continuing operations was $45,158 for the nine months ended March 31, 2014 and resulted primarily from the purchase of intangible assets. Net cash used in investing activities of discontinued operations was $30,130 for the nine months ended March 31, 2014.

Financing Activities

Net cash used in financing activities was $50,605 for the nine months ended March 31, 2015 and resulted from common stock repurchased of $50,605. Net cash used in financing activities from discontinued operations was $67,515 for the nine months ended March 31, 2015.

Net cash provided by financing activities was $838,000 for the nine months ended March 31, 2014 and resulted from the issuance of shares upon the exercise of warrants for cash of $838,000. Net cash used in financing activities of discontinued operations was $409,910 for the nine months ended March 31, 2014.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2015. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.5% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of March 31, 2015. The line of credit is secured by our consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2015 and June 30, 2014, respectively.  As of March 31, 2015 and June 30, 2014, approximately $2,560,000 and $2,185,000, respectively, of available credit was unused under the line of credit.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, other income (expense), foreign currency transaction loss, provision for income taxes, depreciation and amortization, stock-based compensation, income (loss) from discontinued operations, impairment of acquired intangibles and goodwill, loss on facility sublease, and (gain) loss on sale of fixed assets. Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$(1,816)	$(676,333)	$1,050,023	$(1,265,836)
Add (deduct):
Interest expense	3,875	3,000	11,666	8,344
Other income (expense)	(275)	6,510	(898)	12,899
Foreign currency transaction loss	57,647	-	94,118	-
Provision for income taxes	17,526	4,060	24,893	13,941
Depreciation and amortization	25,005	56,359	157,885	154,680
Stock-based compensation	106,521	82,621	328,038	266,688
(Income) loss from discontinued operations	-	216,579	(1,152,951)	241,428
Adjusted EBITDA	$208,483	$(307,204)	$512,774	$(567,856)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2014 our Board of Directors authorized the repurchase of up to $250,000 of our outstanding common stock. Purchases may be made from time to time in open market or privately negotiated transactions as determined by our management. The actual timing, number and value of shares repurchased will be determined by our management at its discretion, and will depend on management's evaluation of market conditions and other factors. We have no obligation to repurchase any shares under this authorization, and the repurchase program may be suspended, discontinued or modified at any time, for any reason and without notice.

During the three months ended March 31, 2015, we repurchased 53,300 shares of our common stock under the repurchase program at an average price of approximately $0.93 per share for an aggregate amount of approximately $49,482. As of March 31, 2015, $200,518 remains under the current authorization to repurchase our outstanding common stock.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	-		-	-	$250,000
February 1 through February 28	29,000		$0.85	29,000	$225,323
March 1 through March 31	25,370	[1]	$1.02	24,300	$200,518
Total	54,370		$0.93	53,300	$200,518

1 Includes 1,070 shares of common stock purchased from employees at an average price of approximately $1.05 per share for an aggregate amount of approximately $1,124.

Item 6. Exhibits

See “Exhibit Index” on the page immediately following the signature page hereto for a list of exhibits filed as part of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz
Peter Victor Derycz
Date: May 11, 2015		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban
Alan Louis Urban
Date: May 11, 2015		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	First Amendment to Lease dated March 3, 2015, between 5435 Balboa, LLC and Research Solutions, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
**	Furnished herewith

