Form 10-K
period 2015-06-30
Research Solutions, Inc.
filed 2015-09-08
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,062,009 based on the closing price of $0.84 per share as reported on the OTCQB as of that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 28, 2015
Common Stock, $0.001 par value	18,394,125

Cautionary Notice Regarding Forward-Looking Statements

Unless otherwise indicated, (i) the terms “Research Solutions,” “we,” “us” and “our” refer to Research Solutions, Inc., a Nevada corporation, and our two wholly-owned subsidiaries Reprints Desk, Inc., a Delaware corporation (“Reprints Desk”) and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico (“Reprints Desk Latin America”), and (ii) the term “common stock” refers to the common stock, par value $0.001 per share, of Research Solutions. The financial information included herein is presented in United States dollars (“US Dollars”), the functional currency of our company. Although the majority of our revenue and costs are in US Dollars, the costs of Reprints Desk Latin America are in Mexican Pesos.

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

PART I

Item 1.  Business

Company Overview

Research Solutions is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2015: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico. Research Solutions was incorporated in the State of Nevada on November 2, 2006. On March 4, 2013, we amended our Articles of Incorporation to change our name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.).

On August 18, 2014, our Board of Directors authorized the immediate disposal of our former subsidiary Techniques Appliquées aux Arts Graphiques, S.p.A. (“TAAG”), an entity organized under the laws of France, at a reasonable price in relation to its current fair value, and in the event such sale was not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative, and on October 6, 2014 TAAG entered into a judicial liquidation procedure. As a result, effective September 15, 2014, we relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and was deconsolidated from our financial statements.

We derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,711,748 recorded on the consolidated statements of operations for the year ended June 30, 2015.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. We have determined based on discussion with French counsel that it is remote that we will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, we have eliminated any respective liability as of June 30, 2015.

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

Reprints and ePrints

Marketing departments in life science and other research-intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints” that are distributed to physicians and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers print their content in-house and prohibit others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders. Electronic copies, called “ePrints”, are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increases the efficiency of our customers’ content purchases by transitioning from paper Reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life science industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Competitive Strengths

We believe that we possess the following competitive strengths:

Services and Technology

We have developed proprietary software and Internet-based interfaces that allow customers to initiate orders for accessing full-text research papers 24/7, manage these transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and maximize the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around STM information. Our systems integrate into our customers’ corporate intranets and workflows through the Internet, web services and other integration mechanisms. Our services alleviate the need for our customers to develop internal systems or contact multiple content publishers in order to obtain the content that is critical to their research.

Our services are configured to our customers’ needs and provide a personalized yet turnkey solution that covers the full spectrum of customer requirements; from identifying and locating articles, to facilitating copyright compliance, maximizing information resources already owned, monitoring, tracking usage, and automating end-user authentication. We continue to seek ways to enhance the performance of our existing proprietary software and systems and to develop and implement new technologies that expand the available methods of discovering, obtaining and managing content.

Experienced Management Team

Our management team has extensive experience in satisfying customers across the information services and STM publishing and technology industries. Further, our CEO has been an innovator in the space for over 20 years.

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

Growth Strategy

Organic Growth

We seek to grow our customer base through targeted selling and marketing campaigns consisting of sales calls on potential customers. This strategy is supported by innovative technological systems, competitive pricing and high quality service. We also submit proposals to potential customers in response to requests for proposals, or RFPs. We have invested heavily in our operations to ensure that they are capable of supporting future growth.

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

Customers and Suppliers

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2015 and 2014.

Approximately 38% and 45% of our content cost for the years ended June 30, 2015 and 2014, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future.

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

Our competition includes:

•	Piracy - Perhaps, our most serious competitor. Many entities use content for commercial purposes without complying with applicable copyright laws, and paying the required copyright to the content publisher. As information becomes more readily available, the opportunity for piracy increases.

•	STM Single Article Delivery Vendors and Content Aggregators - Our primary competitors for global, full service Single Article Delivery services are Copyright Clearance Center, British Library, numerous national libraries located outside of the United States, and regional interlibrary loan networks throughout the world.

•	Customer In-House Services - While Single Article Delivery services are more challenging than Reprint services for our customers to provide in house, many existing and potential customers manage these services internally.

•	Publisher In-House Capabilities - Some large publishers have developed in-house capabilities to service the content re-use market, however, many of them neglect other content repurposing opportunities and may not be able to aggregate content from other publishers.

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

On August 18, 2014, our Board of Directors authorized the immediate disposal of our former subsidiary TAAG at a reasonable price in relation to its current fair value, and in the event such sale was not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative, and on October 6, 2014 TAAG entered into a judicial liquidation procedure. As a result, effective September 15, 2014, we relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and was deconsolidated from our financial statements.

In accordance with consolidation guidance we derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,711,748 recorded on the consolidated statements of operations for the year ended June 30, 2015.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. We have determined based on discussion with French counsel that it is remote that we will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, we have eliminated any respective liability as of June 30, 2015.

Employees

As of August 28, 2015, we had 105 full time employees and 5 part-time employees.

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

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For our fiscal years ended June 30, 2015 and 2014, we earned net income of $774,219 and incurred a net loss of $1,866,418, respectively. As of June 30, 2015, we had an accumulated deficit of $15,084,437. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2015 and 2014. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 38% and 45% of our content cost for the years ended June 30, 2015 and 2014, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

We are exposed to credit risk on our accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

Approximately 13% of our accounts receivable as of June 30, 2015 was receivable from our largest customer. There were no customers that accounted for greater than 10% of our accounts receivable as of June 30, 2014. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

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

Our success depends in part upon the continued service of Peter Victor Derycz, who is our President and Chief Executive Officer. Mr. Derycz is critical to the overall management of our company as well as to the development of our technologies, our culture and our strategic direction and is instrumental in developing and maintaining close ties with our customer base. We also rely heavily on our senior management team because they have substantial experience with our diverse service offerings and business strategies. In addition, we rely on our senior management team to identify internal expansion and external growth opportunities. Our ability to retain senior management and other key personnel is therefore very important to our future success. We have employment agreements with our senior management, but these employment agreements do not ensure that they will not voluntarily terminate their employment with us. In addition, our key personnel are subject to non-solicitation and confidential information restrictions. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require the remaining key personnel to divert immediate attention to seeking a replacement. Competition for senior management personnel is intense, and fit is important to us. Our inability to find a suitable replacement for any departing executive officer or key employee on a timely basis could adversely affect our ability to operate and grow our business.

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

We currently have a line of credit with Silicon Valley Bank, maturing on October 31, 2015, under which there were no outstanding borrowings as of June 30, 2015. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. While we were in compliance with these covenants as of June 30, 2015, we failed to comply with the tangible net worth covenant in December 2011 and July 2013. On both occasions the parties agreed to amend and reset the minimum tangible net worth required under the covenant. Our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

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

On August 18, 2014, our Board of Directors authorized the immediate disposal of our former subsidiary TAAG at a reasonable price in relation to its current fair value, and in the event such sale was not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative, and on October 6, 2014 TAAG entered into a judicial liquidation procedure. As a result, effective September 15, 2014, we relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and was deconsolidated from our financial statements.  In accordance with consolidation guidance we derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,711,748 recorded on the consolidated statements of operations for the year ended June 30, 2015.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. We have determined based on discussion with French counsel that it is remote that we will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, we have eliminated any respective liability as of June 30, 2015.

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

 Voting power of a significant percentage of our common stock is held by our president and chief executive officer, and his brother-in-law, who together are able to control or exercise significant influence over the outcome of matters to be voted on by our stockholders.

As of August 28, 2015, Peter Victor Derycz, our President and Chief Executive Officer, had voting power equal to approximately 20% of votes eligible to be cast at a meeting of our stockholders. Paul Kessler, one of our directors and the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and had, as of August 28, 2015, voting power equal to approximately 26% of votes eligible to be cast at a meeting of our stockholders. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together currently have the ability to control the election of directors, and other matters submitted to a vote of all of our stockholders. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our common stock is currently quoted on the OTCQB tier of the OTC Markets Group Inc., under the symbol “RSSS.” On August 28, 2015, the last reported sale price of our common stock on the OTCQB was $0.97. As a result, our common stock constitutes a “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2015 we had issued and outstanding 18,242,125 shares of common stock and we had 4,280,345 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2015, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2015, we could issue up to 77,477,530 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our executive offices are located at 5435 Balboa Blvd., Suite 202, Encino, California. We lease approximately 3,200 square feet of office space for approximately $5,400 per month from an unrelated third party. The lease expires on April 30, 2017.

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

Reprints Desk Latin America S. de R.L. de C.V, rents on a month to month basis approximately 280 square meters of office space in Monterrey, Mexico, for approximately $1,500 (19,482 Mexican Pesos) per month.

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

On August 18, 2014, our Board of Directors authorized the immediate disposal of our former subsidiary TAAG at a reasonable price in relation to its current fair value, and in the event such sale was not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative, and on October 6, 2014 TAAG entered into a judicial liquidation procedure. As a result, effective September 15, 2014, we relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and was deconsolidated from our financial statements.  In accordance with consolidation guidance we derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,711,748 recorded on the consolidated statements of operations for the year ended June 30, 2015.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. We have determined based on discussion with French counsel that it is remote that we will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, we have eliminated any respective liability as of June 30, 2015.

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

	High Bid	Low Bid
Year Ended June 30, 2015:
First Quarter (July 1 – September 30)	$1.22	$0.57
Second Quarter (October 1 – December 31)	$0.95	$0.58
Third Quarter (January 1 – March 31)	$1.10	$0.66
Fourth Quarter (April 1 – June 30)	$1.16	$0.87
Year Ended June 30, 2014:
First Quarter (July 1 – September 30)	$1.90	$1.45
Second Quarter (October 1 – December 31)	$2.06	$1.40
Third Quarter (January 1 – March 31)	$2.35	$1.51
Fourth Quarter (April 1 – June 30)	$1.96	$0.92

As of August 28, 2015, we had a total of 18,394,125 shares of our common stock outstanding and the closing sales price was $0.97 per share on the OTCQB. According to the records of our transfer agent, we had 36 record holders of our common stock as of August 28, 2015. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Common Stock Repurchases

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

During the year ended June 30, 2015, we repurchased 53,300 shares of our common stock under the repurchase program at an average price of approximately $0.93 per share for an aggregate amount of approximately $49,482. As of June 30, 2015, $200,518 remains available under the current authorization to repurchase our outstanding common stock.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	-		-	-	$250,000
February 1 - February 28, 2015	29,000		$0.85	29,000	$225,323
March 1 - March 31, 2015	25,370	[1]	$1.02	24,300	$200,518
June 1 - June 30, 2015	1,100	[2]	$1.00	-	$200,518
Total	55,470		$0.93	53,300	$200,518

[1]	Includes 1,070 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $1.05 per share for an aggregate amount of approximately $1,124.

[2]	Includes 1,100 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $1.00 per share for an aggregate amount of approximately $1,100.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2015 and 2014 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

On August 18, 2014, our Board of Directors authorized the immediate disposal of our former subsidiary TAAG at a reasonable price in relation to its current fair value, and in the event such sale was not consummated by September 10, 2014, that management proceed with an insolvency filing by TAAG under French law.  On September 15, 2014, the French Tribunal de Commerce appointed an Administrator for TAAG following a declaration of insolvency by our legal representative, and on October 6, 2014 TAAG entered into a judicial liquidation procedure. As a result, effective September 15, 2014, we relinquished control of TAAG to the Tribunal and TAAG ceased to be our subsidiary and was deconsolidated from our financial statements.

In accordance with consolidation guidance we derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,711,748 recorded on the consolidated statements of operations for the year ended June 30, 2015.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. We have determined based on discussion with French counsel that it is remote that we will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, we have eliminated any respective liability as of June 30, 2015.

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

Reprints and ePrints

Marketing departments in life science and other research-intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints” that are distributed to physicians and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers print their content in-house and prohibit others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders. Electronic copies, called “ePrints”, are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increases the efficiency of our customers’ content purchases by transitioning from paper Reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life science industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

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

 Allowance for doubtful accounts

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding.  We established an allowance for doubtful accounts of $69,731 and $49,467 as of June 30, 2015 and 2014, respectively.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of our company. Capital accounts of foreign subsidiaries are translated into US dollars from foreign currencies at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. Although the majority of our revenue and costs are in US dollars and the costs of Reprints Desk Latin America are in Mexican Pesos. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2015	2014
Period end Euro : US Dollar exchange rate	1.11	1.36
Average period Euro : US Dollar exchange rate	1.20	1.36

Period end Mexican Peso : US Dollar exchange rate	0.06	0.08
Average period Mexican Peso : US Dollar exchange rate	0.07	0.08

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of fiscal years 2015 and 2014:

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31	Sept. 30,
	2015	2015	2014	2014	2014	2014	2013	2013
Revenue:
Article Galaxy	$5,414,124	$5,666,717	$5,071,504	$5,224,629	$4,996,205	$4,954,003	$4,254,673	$4,468,634
Reprints and ePrints	2,166,382	3,168,464	2,859,556	2,328,767	2,695,114	1,837,275	3,128,475	2,148,796
Total revenue	7,580,506	8,835,181	7,931,060	7,553,396	7,691,319	6,791,278	7,383,148	6,617,430

Cost of revenue:
Article Galaxy	4,169,042	4,248,070	3,806,150	3,924,478	3,707,454	3,706,392	3,309,322	3,445,460
Reprints and ePrints	1,948,287	2,883,644	2,615,158	2,129,113	2,442,000	1,686,392	2,758,376	1,974,267
Total cost of revenue	6,117,329	7,131,714	6,421,308	6,053,591	6,149,454	5,392,784	6,067,698	5,419,727

Gross profit:
Article Galaxy	1,245,082	1,418,647	1,265,354	1,300,151	1,288,751	1,247,611	945,351	1,023,174
Reprints and ePrints	218,095	284,820	244,398	199,654	253,114	150,883	370,099	174,529
Total gross profit	1,463,177	1,703,467	1,509,752	1,499,805	1,541,865	1,398,494	1,315,450	1,197,703

Operating expenses:
Selling, general and administrative	1,362,790	1,494,984	1,397,517	1,307,749	1,437,509	1,705,698	1,627,606	1,146,199
Depreciation and amortization	16,934	25,005	60,792	72,088	65,254	56,359	50,770	47,551
Stock-based compensation expense	506,634	106,521	113,798	107,719	88,532	82,621	90,953	93,114
Foreign currency transaction loss (gain)	4,004	57,647	25,624	10,847	2,935	6,669	7,353	(625)
Total operating expenses	1,890,362	1,684,157	1,597,731	1,498,403	1,594,230	1,851,347	1,776,682	1,286,239

Net income (loss):
Loss from continuing operations	(439,257)	(1,816)	(94,176)	(6,936)	(59,724)	(459,754)	(467,604)	(97,050)
Income (loss) from discontinued operations	163,453	-	-	1,152,951	(540,858)	(216,579)	21,048	(45,897)
Net income (loss)	$(275,804)	$(1,816)	$(94,176)	$1,146,015	$(600,582)	$(676,333)	$(446,556)	$(142,947)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$-	$(0.01)	$-	$-	$(0.03)	$(0.03)	$(0.01)
Income (loss) per share from discontinued operations	$0.01	$-	$-	$0.07	$(0.03)	$(0.01)	$-	$-
Net income (loss) per share	$(0.02)	$-	$(0.01)	$0.07	$(0.03)	$(0.04)	$(0.03)	$(0.01)
Basic weighted average common shares outstanding	17,462,484	17,457,404	17,456,711	17,406,012	17,392,213	17,392,213	17,171,633	16,970,465

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$-	$(0.01)	$-	$-	$(0.03)	$(0.03)	$(0.01)
Income (loss) per share from discontinued operations	$0.01	$-	$-	$0.07	$(0.03)	$(0.01)	$-	$-
Net income (loss) per share	$(0.02)	$-	$(0.01)	$0.07	$(0.03)	$(0.04)	$(0.03)	$(0.01)
Diluted weighted average common shares outstanding	17,462,484	17,457,404	17,456,711	17,407,428	17,392,213	17,392,213	17,171,633	16,970,465

Comparison of the Years Ended June 30, 2015 and 2014

Results of Operations

	Years Ended
	June 30,
	2015	2014

Revenue	$31,900,143	$28,483,175
Cost of revenue	25,723,942	23,029,663
Gross profit	6,176,201	5,453,512

Operating expenses:
Selling, general and administrative	5,563,040	5,917,012
Stock-based compensation expense	834,672	355,220
Depreciation and amortization	174,819	219,934
Foreign currency transaction loss	98,122	16,332
Total operating expenses	6,670,653	6,508,498
Loss from operations	(494,452)	(1,054,986)

Other expenses:
Interest expense	(18,056)	(13,817)
Other income	1,215	770
Total other expenses	(16,841)	(13,047)

Loss from continuing operations before provision for income taxes	(511,293)	(1,068,033)
Provision for income taxes	(30,892)	(16,099)

Loss from continuing operations	(542,185)	(1,084,132)

Discontinued operations:
Loss from discontinued operations	(395,344)	(782,286)
Gain from deconsolidation of former French subsidiary	1,711,748	-
Income (loss) from discontinued operations	1,316,404	(782,286)

Net income (loss)	$774,219	$(1,866,418)

 Revenue

	Years Ended June 30,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Revenue:
Article Galaxy	$21,376,974	$18,673,515	$2,703,459	14.5%
Reprints and ePrints	10,523,169	9,809,660	713,509	7.3%
Total revenue	$31,900,143	$28,483,175	$3,416,968	12.0%

Article Galaxy revenue increased $2,703,459, or 14.5%, for the year ended June 30, 2015 compared to the prior year, primarily due to a net increase in orders resulting from the acquisition of new customers. Single article delivery services generate nearly all of the revenue attributable to the Article Galaxy journal article platform. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to the addition or loss of customers.

Revenue from Reprints and ePrints increased $713,509, or 7.3%, for the year ended June 30, 2015 compared to the prior year, primarily due to a net increase in orders from current and new customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Total revenue increased 3,416,968, or 12.0%, for the year ended June 30, 2015 compared to the prior year, for the reasons described above.

 Cost of Revenue

	Years Ended June 30,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Cost of Revenue:
Article Galaxy	$16,147,740	$14,168,628	$1,979,112	14.0%
Reprints and ePrints	9,576,202	8,861,035	715,167	8.1%
Total cost of revenue	$25,723,942	$23,029,663	$2,694,279	11.7%

	Years Ended June 30,
	2015	2014	2015-2014 Change *
As a percentage of revenue:
Article Galaxy	75.5%	75.9%	(0.4)%
Reprints and ePrints	91.0%	90.3%	0.7%
Total	80.6%	80.9%	(0.3)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Cost of revenue as a percentage of revenue from Article Galaxy decreased to 75.5%, for the year ended June 30, 2015 compared to 75.9%, for the prior year, primarily due to slightly reduced production expenses and decreased content acquisition costs.

Cost of revenue as a percentage of revenue from Reprints and ePrints increased to 91.0%, for the year ended June 30, 2015 compared to 90.3%, for the prior year, primarily due to increased content acquisition costs.

Total cost of revenue as a percentage of revenue decreased to 80.6%, for the year ended June 30, 2015 compared to 80.9%, for the prior year.

Gross Profit

	Years Ended June 30,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Gross Profit:
Article Galaxy	$5,229,234	$4,504,887	$724,347	16.1%
Reprints and ePrints	946,967	948,625	(1,658)	(0.2)%
Total gross profit	$6,176,201	$5,453,512	$722,689	13.3%

	Years Ended June 30,
	2015	2014	2015-2014 Change *
As a percentage of revenue:
Article Galaxy	24.5%	24.1%	0.4%
Reprints and ePrints	9.0%	9.7%	(0.7)%
Total	19.4%	19.1%	0.3%

* The difference between current and prior period gross profit as a percentage of revenue

 Operating Expenses

	Years Ended June 30,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Operating Expenses:
Selling, general and administrative	$5,563,040	$5,917,012	$(353,972)	(6.0)%
Depreciation and amortization	174,819	219,934	(45,115)	(20.5)%
Stock-based compensation expense	834,672	355,220	479,452	135.0%
Foreign currency transaction loss	98,122	16,332	81,790	500.8%
Total operating expenses	$6,670,653	$6,508,498	$162,155	2.5%

 Selling, General and Administrative

Selling, general and administrative expenses decreased $353,972 or 6.0%, for the year ended June 30, 2015 compared to the prior year, primarily due to a decrease in professional service fees.

Depreciation and Amortization

For the year ended June 30, 2015, depreciation and amortization expense was $174,819, compared to $219,934 for the prior year, a decrease of $45,115. The amounts recorded were split between depreciation of property and equipment, and amortization of a customer list that was fully amortized in November 2014.

Interest Expense

For the year ended June 30, 2015, interest expense was $18,056, compared to $13,817 for the prior year, an increase of $4,239.

Provision for Income Taxes

During the years ended June 30, 2015 and 2014, we recorded a provision for income taxes of $30,892 and $16,099, respectively. The increase in the provision was primarily due to an increase in Mexican income taxes.

Net Income (Loss)

	Year Ended June 30,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Net Income (Loss):
Loss from continuing operations	$(542,185)	$(1,084,132)	$541,947	50.0%
Income (loss) from discontinued operations	1,316,404	(782,286)	2,098,690	268.3%
Total net loss	$774,219	$(1,866,418)	$2,640,637	141.5%

Loss from continuing operations decreased $541,947 or 50.0%, for the year ended June 30, 2015 compared to the prior year, primarily due to increased gross profit as described above.

Total net loss decreased $2,640,637 or 141.5%, for the year ended June 30, 2015 compared to the prior year, primarily due to increased gross profit and a net gain of $1,316,404 from the deconsolidation of our former French subsidiary.

Liquidity and Capital Resources

	Year Ended June 30,
	2015	2014
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities from continuing operations	$(297,392)	$106,864
Net cash provided by (used in) operating activities of discontinued operations	(34,503)	368,870
Net cash provided by (used in) operating activities	(331,895)	475,734

Net cash used in investing activities from continuing operations	(95,221)	(71,048)
Net cash used in investing activities of discontinued operations	-	(30,130)
Net cash used in investing activities	(95,221)	(101,178)

Net cash provided by (used in) financing activities from continuing operations	(51,705)	838,000
Net cash used in financing activities of discontinued operations	(67,515)	(577,261)
Net cash provided by (used in) financing activities	(119,220)	260,739

Effect of exchange rate changes	15,827	(57,504)
Net increase (decrease) in cash and cash equivalents	(530,509)	577,791
Cash and cash equivalents, beginning of period	1,884,667	1,306,876
Cash and cash equivalents, end of period	$1,354,158	$1,884,667

Liquidity

We believe that our current cash resources, our borrowing availability under our existing line of credit, and expected cash flow will be sufficient to sustain operations for the next twelve months. Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $11,188,000. As of June 30, 2015, we had working capital of $1,000,107 and stockholders’ equity of $1,092,816. For the year ended June 30, 2015, we recorded net income of $774,219, cash used in operating activities from continuing operations was $297,392, and cash used in operating activities of discontinued operations was $34,503. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of June 30, 2015, we had cash and cash equivalents of $1,354,158, compared to $1,884,667 as of June 30, 2014, a decrease of $530,509. This decrease was primarily due to cash used in operating activities from continuing operations.

Operating Activities

Net cash used in operating activities from continuing operations was $297,392 for the year ended June 30, 2015 and resulted primarily from an increase in accounts receivable of $894,950, partially offset by a decrease in prepaid royalties of $180,108 and an increase in deferred revenue of $75,311. Net cash used in operating activities of discontinued operations was $34,503 for the year ended June 30, 2015.

Net cash provided by operating activities from continuing operations was $106,864 for the year ended June 30, 2014 and resulted primarily from an increase in accounts payable and accrued expenses of $1,016,948, a loss from discontinued operations of $782,286 and non-cash depreciation and amortization of $219,934, partially offset by a net loss of $1,866,418. Net cash provided by operating activities of discontinued operations was $368,870 for the year ended June 30, 2014.

Investing Activities

Net cash used in investing activities from continuing operations was $95,221 for the year ended June 30, 2015 and resulted from the purchase of intangible assets and property and equipment.

Net cash used in investing activities from continuing operations was $71,048 for the year ended June 30, 2014 and resulted primarily from the purchase of intangible assets. Net cash used in investing activities of discontinued operations was $30,130 for the year ended June 30, 2014.

 Financing Activities

Net cash used in financing activities was $51,705 for the year ended June 30, 2015 and resulted from common stock repurchased of $51,705. Net cash used in financing activities from discontinued operations was $67,515 for the year ended June 30, 2015.

Net cash provided by financing activities was $838,000 for the year ended June 30, 2014 and resulted from the issuance of shares upon the exercise of warrants for cash of $838,000. Net cash used in financing activities of discontinued operations was $577,261 for the year ended June 30, 2014.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2015. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.5% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of June 30, 2015. The line of credit is secured by our consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2015 and June 30, 2014, respectively.  As of June 30, 2015 and June 30, 2014, approximately $2,182,000 and $2,185,000, respectively, of available credit was unused.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the year ended June 30, 2015 and 2014:

	Year Ended June 30,
	2015	2014
Net income (loss)	$774,219	$(1,866,418)
Add (deduct):
Interest expense	18,056	13,817
Other income (expense)	(1,215)	(770)
Foreign currency transaction loss	98,122	16,332
Provision for income taxes	30,892	16,099
Depreciation and amortization	174,819	219,934
Stock-based compensation	834,672	355,220
(Income) loss from discontinued operations	(1,316,404)	782,286
Adjusted EBITDA	$613,161	$(463,500)

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Research Solutions, Inc. and Subsidiaries

Encino, California

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc. (the “Company”) and Subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Research Solutions, Inc. and Subsidiaries as of June 30, 2015 and 2014 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg and Company, P.A

Los Angeles, California

September 8, 2015

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,354,158	$1,884,667
Accounts receivable, net of allowance of $69,731 and $49,467, respectively	4,889,937	3,994,987
Prepaid expenses and other current assets	70,195	83,031
Prepaid royalties	372,581	552,689
Current assets of discontinued operations	-	1,481,183
Total current assets	6,686,871	7,996,557

Other assets:
Property and equipment, net of accumulated depreciation of $585,410 and $494,459, respectively	83,238	108,914
Intangible assets, net of accumulated amortization of $513,605 and $430,704, respectively	-	55,235
Deposits and other assets	9,471	9,709
Noncurrent assets of discontinued operations	-	872,212
Total assets	$6,779,580	$9,042,627

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$5,611,453	$5,749,694
Deferred revenue	75,311	-
Current liabilities of discontinued operations	-	3,598,444
Total current liabilities	5,686,764	9,348,138

Long term liabilities:
Long term liabilities of discontinued operations	-	113,415
Total liabilities	5,686,764	9,461,553

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 18,242,125 and 17,600,242 shares issued and outstanding, respectively	18,242	17,600
Additional paid-in capital	16,188,358	15,406,033
Accumulated deficit	(15,084,437)	(15,858,656)
Accumulated other comprehensive income (loss)	(29,347)	16,097
Total stockholders’ equity (deficiency)	1,092,816	(418,926)
Total liabilities and stockholders’ equity (deficiency)	$6,779,580	$9,042,627

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Years Ended
	June 30,
	2015	2014

Revenue	$31,900,143	$28,483,175
Cost of revenue	25,723,942	23,029,663
Gross profit	6,176,201	5,453,512

Operating expenses:
Selling, general and administrative	6,495,834	6,288,564
Depreciation and amortization	174,819	219,934
Total operating expenses	6,670,653	6,508,498
Loss from operations	(494,452)	(1,054,986)

Other expenses:
Interest expense	(18,056)	(13,817)
Other income	1,215	770
Total other expenses	(16,841)	(13,047)

Loss from continuing operations before provision for income taxes	(511,293)	(1,068,033)
Provision for income taxes	(30,892)	(16,099)

Loss from continuing operations	(542,185)	(1,084,132)

Discontinued operations:
Loss from discontinued operations	(395,344)	(782,286)
Gain from deconsolidation of former French subsidiary	1,711,748	-
Income (loss) from discontinued operations	1,316,404	(782,286)

Net income (loss)	774,219	(1,866,418)

Other comprehensive income (loss):
Foreign currency translation	(10,764)	(59,908)
Comprehensive income (loss)	$763,455	$(1,926,326)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$(0.06)
Income (loss) per share from discontinued operations	$0.07	$(0.05)
Net income (loss) per share	$0.04	$(0.11)
Basic weighted average common shares outstanding	17,445,812	17,230,311

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$(0.06)
Income (loss) per share from discontinued operations	$0.07	$(0.05)
Net income (loss) per share	$0.04	$(0.11)
Diluted weighted average common shares outstanding	17,962,157	17,230,311

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity (Deficiency)

For the Years Ended June 30, 2015 and 2014

						Total
	Common Stock		Additional		Other	Stockholders'
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficiency)

Balance, July 1, 2013	16,970,465	$16,970	$14,213,443	$(13,992,238)	$76,005	$314,180

Stock-based compensation expense	-	-	247,385	-	-	247,385

Fair value of common stock issued for services	2,748	3	5,218	-	-	5,221

Fair value of vested restricted common stock	208,029	208	102,406	-	-	102,614

Common stock issued upon exercise of warrants	419,000	419	837,581	-	-	838,000

Net loss	-	-	-	(1,866,418)	-	(1,866,418)

Foreign currency translation	-	-	-	-	(59,908)	(59,908)

Balance, June 30, 2014	17,600,242	17,600	15,406,033	(15,858,656)	16,097	(418,926)

Stock-based compensation expense	-	-	488,437	-	-	488,437

Fair value of common stock issued for services	50,000	50	52,450	-	-	52,500

Fair value of vested restricted common stock	647,353	647	239,456			240,103

Common stock repurchase and retirement	(55,470)	(55)	(51,650)	-	-	(51,705)

Modification cost of warrants issued to directors	-	-	53,632	-	-	53,632

Elimination of cumulative translation adjustment upon deconsolidation of former French subsidiary	-	-	-	-	(34,680)	(34,680)

Net income	-	-	-	774,219	-	774,219

Foreign currency translation	-	-	-	-	(10,764)	(10,764)

Balance, June 30, 2015	18,242,125	$18,242	$16,188,358	$(15,084,437)	$(29,347)	$1,092,816

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2015	2014

Cash flow from operating activities:
Net income (loss)	$774,219	$(1,866,418)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	395,344	782,286
Gain from deconsolidation of former French subsidiary	(1,711,748)	-
Depreciation and amortization	174,819	219,934
Stock-based compensation expense	488,437	247,385
Fair value of common stock issued for services	52,500	-
Fair value of vested restricted common stock	240,103	107,835
Modification cost of warrants issued to directors	53,632	-
Changes in operating assets and liabilities:
Accounts receivable	(894,950)	(179,213)
Prepaid expenses and other current assets	12,836	(21,059)
Prepaid royalties	180,108	(200,837)
Deposits and other assets	238	3
Accounts payable and accrued expenses	(138,241)	1,016,948
Deferred revenue	75,311	-
Net cash provided by (used in) operating activities from continuing operations	(297,392)	106,864
Net cash provided by (used in) operating activities of discontinued operations	(34,503)	368,870
Net cash provided by (used in) operating activities	(331,895)	475,734

Cash flow from investing activities:
Purchase of property and equipment	(67,555)	(16,836)
Purchase of intangible assets	(27,666)	(54,212)
Net cash used in investing activities from continuing operations	(95,221)	(71,048)
Net cash used in investing activities from discontinued operations	-	(30,130)
Net cash used in investing activities	(95,221)	(101,178)

Cash flow from financing activities:
Issuance of shares upon exercise of warrants for cash	-	838,000
Common stock repurchase and retirement	(51,705)	-
Net cash provided by (used in) financing activities of continuing operations	(51,705)	838,000
Net cash used in financing activities of discontinued operations	(67,515)	(577,261)
Net cash provided by (used in) financing activities	(119,220)	260,739

Effect of exchange rate changes	15,827	(57,504)
Net increase (decrease) in cash and cash equivalents	(530,509)	577,791
Cash and cash equivalents, beginning of period	1,884,667	1,306,876
Cash and cash equivalents, end of period	$1,354,158	$1,884,667

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$30,892	$16,099
Cash paid for interest	$18,056	$13,817

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2015 and 2014

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

The Company derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,711,748 recorded on the consolidated statements of operations for the year ended June 30, 2015.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. The Company has determined based on discussion with French counsel that it is remote that the Company will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, the Company has eliminated any respective liability as of June 30, 2015.

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

Reprints and ePrints

Marketing departments in life science and other research-intensive organizations generally require large quantities of printed copies of published STM journal articles called “Reprints” that are distributed to physicians and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers print their content in-house and prohibit others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders. Electronic copies, called “ePrints”, are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increases the efficiency of our customers’ content purchases by transitioning from paper Reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life science industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

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

Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with an original maturity of three months or less.

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied. A fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2015 or 2014.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.  The Company established an allowance for doubtful accounts of $69,731 and $49,467 as of June 30, 2015 and 2014, respectively.

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

Cash denominated in Euros with a US Dollar equivalent of $112,880 and $166,723 at June 30, 2015 and 2014, respectively, was held in accounts at financial institutions located in Europe.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2015 and 2014.

The following table summarizes accounts receivable concentrations:

	As of June 30,
	2015	2014
Customer A	13%	*

The following table summarizes vendor concentrations:

	Year Ended June 30,
	2015	2014
Vendor A	19%	22%
Vendor B	9%	12%
Vendor C	10%	11%

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2015 and 2014, the Company did not recognize any impairments for its property and equipment.

Intangible Assets

Management performs impairment tests of indefinite-lived intangible assets at least annually, or whenever an event occurs or circumstances change that indicates impairment has more likely than not occurred.

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

As of June 30, 2015 and 2014, the Company determined that there were no indicators of impairment of its recorded intangible assets.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to $98,122 and $16,332, for the years ended June 30, 2015 and 2014, respectively.

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2015	2014
Period end Euro : US Dollar exchange rate	1.11	1.36
Average period Euro : US Dollar exchange rate	1.20	1.36

Period end Mexican Peso : US Dollar exchange rate	0.06	0.08
Average period Mexican Peso : US Dollar exchange rate	0.07	0.08

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock.  Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest.  Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method.  Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted.  Potential common shares are excluded from the computation when their effect is antidilutive.  At June 30, 2015 potentially dilutive securities include options to acquire 2,466,836 shares of common stock and warrants to acquire 305,000 shares of common stock.  At June 30, 2014 potentially dilutive securities include options to acquire 1,888,851 shares of common stock and warrants to acquire 904,998 shares of common stock.  The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

For the year ended June 30, 2015, the calculation of diluted earnings per share includes stock options, warrants, and unvested restricted common stock, calculated under the treasury stock method. Basic and diluted net loss per common share is the same for the year ended June 30, 2014 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

The calculation of basic and diluted net income (loss) per share is presented below:

	Year Ended June 30,
	2015	2014
Numerator:
Loss from continuing operations	$(542,185)	$(1,084,132)
Income (loss) from discontinued operations	1,316,404	(782,286)
Net income (loss)	$774,219	$(1,866,418)

Denominator:
Weighted average shares outstanding (basic)	17,445,812	17,230,311
Effect of dilutive unvested restricted common stock	507,915	-
Effect of dilutive stock options and warrants	8,430	-
Weighted average shares outstanding (diluted)	17,962,157	17,230,311

Income (loss) per share from continuing operations:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)

Income (loss) per share from discontinued operations:
Basic	$0.07	$(0.05)
Diluted	$0.07	$(0.05)

Net income (loss) per share:
Basic	$0.04	$(0.11)
Diluted	$0.04	$(0.11)

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718).  The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items.  ASU 2015-01 eliminates the concept of an extraordinary item from GAAP.  As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item.  However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted.

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  ASU 2015-02 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted.

In April 2015, the FASB issued ASU No. 2015-5, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-4) which provides guidance regarding whether a cloud computing arrangement includes a software license.   If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change GAAP for an entity’s accounting for service contracts. This pronouncement is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2015-03 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3.  Property and Equipment

Property and equipment consists of the following as of June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Computer equipment	$380,676	$334,127
Software	249,861	229,205
Furniture and fixtures	38,111	40,041
Total	668,648	603,373
Less accumulated depreciation	(585,410)	(494,459)
Net, Property and equipment	$83,238	$108,914

Depreciation expense for the years ended June 30, 2015 and 2014 was $91,919 and $97,475, respectively.

Note 4.  Intangible Assets

Intangible assets consist of customer lists, which are amortized over an estimated useful life of two years. As of June 30, 2015 and 2014, the Company determined that there were no indicators of impairment of its recorded intangible assets.

Intangible assets consist of the following as of June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Customer lists	$497,180	$469,514
Intellectual property licenses	16,425	16,425
Total	513,605	485,939
Less accumulated amortization	(513,605)	(430,704)
Net, Intangible assets	$-	$55,235

Amortization expense for the years ended June 30, 2015 and 2014 was $82,900 and $122,459, respectively.

Note 5.  Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable.  The line of credit matures on October 31, 2015, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2015. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2013, plus 50% of the dollar value of equity issuances after October 1, 2013 (reduced to 40% of the dollar value of equity issuances in connection with the exercise of warrants in November 2013) and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.5% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of June 30, 2015. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2015 and June 30, 2014, respectively.  As of June 30, 2015 and June 30, 2014, approximately $2,182,000 and $2,185,000, respectively, of available credit was unused.

Note 6.  Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 21, 2014, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan (including issuance of restricted common stock) increased from 3,000,000 to 5,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 1,508,509 shares available for grant under the Plan as of June 30, 2015. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2013	1,692,898	$1.24	1,352,730	$1.23	340,168	$1.29
Granted	223,953	1.72	7,400	1.80	216,553	1.71
Options vesting	-	-	194,000	1.30	(194,000)	1.30
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	(28,000)	3.09	(28,000)	3.09	-	-
Outstanding at June 30, 2014	1,888,851	1.27	1,526,130	1.21	362,721	1.53
Granted	577,985	1.04	495,000	1.07	82,985	0.86
Options vesting	-	-	235,124	1.51	(235,124)	1.51
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at June 30, 2015	2,466,836	$1.22	2,256,254	$1.21	210,582	$1.29

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2015 and 2014.

	Years Ended June 30,
	2015	2014
Expected dividend yield	0%	0%
Risk-free interest rate	1.54% - 1.86%	1.52% - 1.97%
Expected life (in years)	5 - 6	5 - 6
Expected volatility	80% - 89%	121% - 126%

The weighted average remaining contractual life of all options outstanding as of June 30, 2015 was 6.51 years.  The remaining contractual life for options vested and exercisable at June 30, 2015 was 6.79 years.  Furthermore, the aggregate intrinsic value of options outstanding as of June 30, 2015 was $91,991, and the aggregate intrinsic value of options vested and exercisable at June 30, 2015 was $71,677, in each case based on the fair value of the Company’s common stock on June 30, 2015.  The total fair value of options vested during the year ended June 30, 2015 was $488,437 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of June 30, 2015, the amount of unvested compensation related to these options was $165,828 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of June 30, 2015 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.65	6,150	9.36	-
0.77	59,500	9.14	15,000
1.00	370,890	3.66	346,998
1.02	287,000	5.08	287,000
1.05	158,445	9.90	150,000
1.07	53,898	7.30	52,231
1.10	330,000	10.00	330,000
1.15	278,000	7.61	256,667
1.20	31,414	8.89	13,089
1.25	32,000	7.63	26,667
1.30	263,000	6.68	263,000
1.50	380,000	2.56	380,000
1.75	1,067	8.59	445
1.80	190,050	8.23	116,446
1.85	24,000	7.89	18,000
1.97	1,422	8.40	711
Total	2,466,836		2,256,254

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2013	2,376,173	$2.06
Granted	-	-
Exercised	(419,000)	2.00
Expired	(1,052,175)	2.37
Outstanding, June 30, 2014	904,998	1.73
Granted	-	-
Exercised	-	-
Expired	(599,998)	1.26
Outstanding, June 30, 2015	305,000	$1.26
Exercisable, June 30, 2014	904,998	$1.73
Exercisable, June 30, 2015	305,000	$1.26

There was no intrinsic value for all warrants outstanding as of June 30, 2015, based on the fair value of the Company’s common stock on June 30, 2015.

In November 2013, warrant holders exercised warrants to purchase 419,000 shares of the Company’s common stock for $838,000.

On May 22, 2015, warrants originally issued to directors on November 5, 2010 to purchase an aggregate of 150,000 shares of the Company’s common stock were modified to extend the term from five years to ten years. Stock-based compensation cost of $53,632 was recorded during the year ended June 30, 2015 as a result of the modification.

Additional information regarding warrants outstanding and exercisable as of June 30, 2015 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	6.48	150,000
1.25	150,000	5.36	150,000
3.50	2,500	1.01	2,500
4.00	2,500	1.01	2,500
Total	305,000		305,000

Restricted Common Stock

Prior to July 1, 2014, the Company issued 241,968 shares of restricted common stock to employees valued at $417,017, of which $165,401 had been recognized as expense as of June 30, 2014.

During the year ended June 30, 2015, the Company issued an additional 647,353 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock award was $554,880 based on the market price of our common stock ranging from $0.65 to $1.05 per share on the dates of grant, which will be amortized over the three-year vesting period. Restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of restricted common stock vested during the year ended June 30, 2015 was $240,103 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of June 30, 2015, the amount of unvested compensation related to all issuances of restricted common stock was $566,393, which will be recognized as an expense over the weighted average life of 2.1 years which is the period over which the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2013	33,939	1.85
Granted	208,029	1.70
Vested	(14,141)	1.85
Forfeited	-	-
Non-vested, June 30, 2014	227,827	1.72
Granted	647,353	0.86
Vested	(138,433)	1.75
Forfeited	-	-
Non-vested, June 30, 2015	736,747	$0.96

Issuance of Common Stock

On December 6, 2013, the Company issued 2,748 shares of common stock valued at $5,221 to a consultant for services rendered.

On May 22, 2015, the Company issued 50,000 shares of common stock valued at $52,500 to directors for services rendered.

Common Stock Repurchase and Retirement

On November 7, 2014 the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s outstanding shares of common stock. During the year ended June 30, 2015, the Company repurchased 53,300 shares of common stock under the repurchase program at an average price of approximately $0.93 per share for an aggregate amount of approximately $49,482. As of June 30, 2015, $200,518 remains available under the current authorization to repurchase the Company’s outstanding common stock.

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

Note 7.  Contingencies and Commitments

Operating Leases for Facilities

The Company leases executive offices in Encino, California in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments of approximately $5,400 through April 30, 2017, and is being accounted for by the Company on a straight-line basis over the term of the lease.

The Company remains liable for a printing facility, of which operations were discontinued in June 2013, in Northbrook, Illinois in accordance with the terms of a non-cancelable operating lease agreement which is currently being subleased. The lease requires monthly payments of $8,500 which is being partially offset by monthly sublease rental proceeds of $6,300 through May 2016.

The Company leases offices in Monterrey, Mexico in accordance with the terms of a non-cancelable operating lease agreement. The lease requires monthly payments of approximately $1,500 (19,482 Mexican Pesos) through July 2015, and is being accounted for by the Company on a straight-line basis over the term of the lease. The Company will continue to occupy the office after the expiration of the lease and pay rent of approximately $1,500 (19,482 Mexican Pesos) on a month to month basis.

Rent expense, including real estate taxes, for the years ended June 30, 2015 and 2014 was $73,617 and $87,376, respectively.

Annual future minimum lease payments under operating leases for facilities, net of sublease income, and capital leases for equipment as of June 30, 2015 are as follows:

Fiscal Year Ending June 30,	Operating Leases for Facilities, Net of Sublease Income
2016	$126,384
2017	54,274
Total minimum lease payments	$180,658

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

Note 8.  Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2015 and 2014:

	Years Ended June 30,
	2015	2014
Current
Federal	$-	$2,482
State	4,892	6,323
Foreign (Mexico)	26,000	7,294
Deferred
Federal	-	-
Foreign	-	-
State	-	-
Provision for income tax expense	$30,892	$16,099

During the year ended June 30, 2015, the Company recorded a provision for income tax expense of $30,892 which consisted of $4,892 in state income tax payments and $26,000 in foreign (Mexico) income tax payments. During the year ended June 30, 2014, the Company recorded a provision for income tax expense of $16,099 which consisted of $2,482 in federal income tax payments, $6,323 in state income tax payments, and $7,294 in foreign (Mexico) income tax payments.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended June 30,
	2015	2014
Federal income tax rate	34.0%	34.0%
State tax, net of federal benefit	(5.0)%	(5.0)%
Permanent differences	167.1%	43.0%
Effect of reversal of deferred tax liability	-%	-%
Change in valuation allowance	(200.1)%	(71.1)%
Other	-%	-%
Effective income tax rate	(4.0)%	0.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
Deferred tax assets:
Federal net operating loss carryforward	$2,482,321	$2,615,020
State net operating loss carryforward	536,444	570,945
Intangibles amortization	239,483	252,097
Stock based compensation	1,135,879	852,091
Other	166,602	132,603
Total deferred tax assets	4,560,729	4,422,756
Deferred tax liability
Intangible Assets	-	-
Fixed asset depreciation	42,211	38,158
Net deferred tax assets	4,602,940	4,460,914
Less valuation allowance	(4,602,940)	(4,460,914)
	$-	$-

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2015 and 2014 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.  The net change in the valuation allowance for the year ended June 30, 2015 was an increase of $142,026.

At June 30, 2015 and 2014, the Company had federal net operating loss (“NOL”) carryforwards of approximately $6,843,000 and $6,452,000, respectively, and state NOL carryforwards of approximately $4,975,000 and $4,802,000, respectively. Federal NOLs could, if unused, expire in 2030. State NOLs, if unused, could expire in 2020.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2015 and 2014, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2010.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2015 and 2014, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 9.  Deconsolidation of Former French Subsidiary (TAAG)

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

The Company deconsolidated the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,711,748 recorded on the consolidated statements of operations for the year ended June 30, 2015.  The gain from deconsolidation of former French subsidiary consists of the following:

Description	Amount
Current assets	$(1,239,713)
Property and equipment, net	(359,677)
Noncurrent assets	(499,070)
Current liabilities	3,606,310
Long term liabilities	95,051
Accumulated other comprehensive income	108,847
Total	$1,711,748

In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. The Company has determined based on discussion with French counsel that it is remote that the Company will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, the Company has eliminated any respective liability as of June 30, 2015.

The carrying amounts of the major classes of assets and liabilities associated with discontinued operations as of June 30, 2014 were as follows:

Assets
Current assets:
Cash and cash equivalents	$191,259
Accounts receivable:
Trade receivables, net of allowance	746,685
Due from factor	116,762
Inventory	192,245
Prepaid expenses and other current assets	234,232
Total current assets of discontinued operations	1,481,183

Other assets:
Property and equipment, net of accumulated depreciation	418,460
Deposits and other assets	453,752
Total non-current assets of discontinued operations	872,212
Total assets of discontinued operations	$2,353,395

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,960,378
Capital lease obligations, current	324,802
Notes payable, current	11,601
Deferred revenue	158,359
Other liability	143,304
Total current liabilities of discontinued operations	3,598,444

Long term liabilities:
Capital lease obligations, long term	113,415
Total long term liabilities of discontinued operations	113,415
Total liabilities of discontinued operations	$3,711,859

Revenue and expenses from discontinued operations were as follows:

	Years Ended
	June 30,
	2015	2014

Revenue	$1,164,314	$8,067,735
Cost of revenue	849,174	5,174,950
Gross profit	315,140	2,892,785

Operating expenses:
Selling, general and administrative	660,500	3,345,221
Depreciation and amortization	44,027	287,744
Total operating expenses	704,527	3,632,965
Loss from discontinued operations before other income (expenses)	(389,387)	(740,180)

Other income (expenses):
Interest expense	(5,957)	(42,106)

Loss from discontinued operations	$(395,344)	$(782,286)

Note 10.  Subsequent Events

Stock Options

On August 4, 2015, the Company granted employees options to purchase 25,667 shares of the Company’s common stock at an exercise price of $0.90 per share.  The options vest over a three year period, with a one year cliff vesting period. The options expire on August 3, 2025. The aggregate fair value of the options was approximately $18,000 which will be amortized over the three-year vesting period.

On August 20, 2015, the Company granted a director options to purchase 16,000 shares of the Company’s common stock at an exercise price of $0.80 per share. The options were fully vested when granted and expire on August 20, 2025. The aggregate fair value of the options was approximately $11,000 which will be expensed on the grant date.

Restricted Common Stock

On August 4, 2015, the Company issued 152,000 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $136,800 based on the market price of our common stock of $0.90 per share on the date of grant, which will be amortized over the three-year vesting period.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control - Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2015.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of August 28, 2015:

Name	Age	Position	Date of Appointment
Peter Victor Derycz	53	Chief Executive Officer, President and Director	January 6, 2006
Alan Louis Urban	46	Chief Financial Officer and Secretary	November 3, 2011
Scott Ahlberg	52	Chief Operating Officer	July 1, 2007
Janice Peterson	67	Director, Chief Publisher Relations Officer	July 1, 2006
John Regazzi	67	Chairman of the Board	June 22, 2015
Paul Kessler	54	Director	August 18, 2014
Gen. Merrill McPeak (1)(2)	79	Director	November 5, 2010
Scott Ogilvie (1)(3)	61	Director	November 5, 2010
Gregory Suess (1)(4)	43	Director	November 5, 2010

(1)	Member of Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee
(2)	Chairman of the Compensation Committee
(3)	Chairman of the Audit Committee
(4)	Chairman of the Nominating and Corporate Governance Committee

 Peter Victor Derycz – Chief Executive Officer, President and Director

Mr. Derycz founded Reprints Desk and has served as its Chief Executive Officer and President since January 6, 2006. Mr. Derycz also served as Chairman of the Board from January 6, 2006 through August 19, 2015. Mr. Derycz was a founder of Infotrieve, Inc. in 1989 and served as its President from February 2003 until September 2003. He served as the Chief Executive Officer of Puerto Luperon, Ltd. (Bahamas), a real estate development company, from January 2004 until December 2005. He currently serves on the Internation Advisory Board of the San Jose State University School of Information, and served as a member of the board of directors of Insignia Systems, Inc. (NASDAQ:ISIG), a consumer products advertising company from 2006 to 2014. Mr. Derycz received a B.A. in Psychology from the University of California at Los Angeles. Our board of directors believes that Mr. Derycz’ familiarity with the Company’s day-to-day operations, his strategic vision for the Company’s business and his past leadership and management experience make him uniquely qualified to serve as a director.

Alan Louis Urban – Chief Financial Officer and Secretary

Mr. Urban joined Research Solutions in 2011 and has over 20 years of experience in corporate finance and accounting. Mr. Urban has previously served in numerous senior management positions, including: Vice President of Finance and Treasurer for Infotrieve from 2000 to 2004; Chief Financial Officer of a leading online poker company from 2005 to 2006; and Chief Financial Officer of ReachLocal (NASDAQ:RLOC) from 2007 to 2009, an internet marketing company that ranked #1 on Deloitte’s Tech Fast 500 List.  Mr. Urban has also held positions as an audit and tax manager in public accounting, and as an internal auditor. He holds a BS in Business, with a concentration in Accounting Theory and Practice, from California State University, Northridge and has been a Certified Public Accountant (currently inactive) since 1998.

Scott Ahlberg – Chief Operating Officer

Mr. Ahlberg has effectively served as the Chief Operating Officer since July 1, 2007, and has many years of experience in content and startup businesses. Mr. Ahlberg started with Dynamic Information (EbscoDoc) in the 1980s, then went on to lead Sales and Marketing at Infotrieve, Inc. After leaving Infotrieve in 2005 Mr. Ahlberg provided consulting services to ventures in professional networking and medical podcasting. He joined Reprints Desk in 2006. His areas of expertise include strategic planning, operational innovation, copyright and content licensing, and quality management. Scott has degrees from Stanford University (BA, 1984) and the University of London (MA, 1990).

Janice Peterson –Chief Publisher Relations Officer, Director

Ms. Peterson has served as the Chief Publisher Relations Officer and as a Director since July 1, 2006. She was Vice President for Content Development at Infotrieve, Inc. from 2000 to 2006 and Vice President for Publisher Relations and Content Development at RoweCom, formerly Faxon/Dawson, from 1997 to 2000. Ms. Peterson was at Academic Press (now Elsevier) for 14 years, where her last position was Fulfillment Director. Ms. Peterson is Past Chair of the Board of Directors for the National Information Standards Organization (NISO), and she is the past chair of the International Committee for EDI in Serials (ICEDIS). She has a degree in History from Whittier College and an M.A. in Asian Studies from California State College, San Diego. She joined Reprints Desk in 2006. Our board of directors believes that Ms. Peterson should serve as a director due to her extensive industry-specific knowledge and business experience, including a familiarity with the Company’s day-to-day operations.

John Regazzi – Chairman of the Board

Mr. Regazzi was appointed to our board of directors on June 22, 2015 and was appointed Chairman of the Board effective August 20, 2015.  Mr. Regazzi is an information services and IT industry innovator, with more than four decades of experience. He is currently managing director of Akoya Capital Partners, a sector focused private investment firm, where for the last few years has served as its professional information services sector leader. He has also been a professor at the Long Island University’s College of Education, Information and Technology since 2005, and has served as dean of LIU’s College of Information and Computer Science. Before joining Akoya Capital Partners, Mr. Regazzi served for several years as CEO of Elsevier Inc. and managing director of the NYSE-listed Reed Elsevier, the world’s largest publisher and information services company for journal and related scientific, technical and medical content. At Reed Elsevier, he oversaw its expansive electronic publishing portfolio, with a program staff of 3,000 and revenues exceeding $1 billion. He was previously CEO of Engineering Information, which he helped turnaround before being acquired by Reed Elsevier. As a recognized industry thought leader, Mr. Regazzi has designed, launched, and managed some of the most innovative and well-known information services in the professional communities, including the Engineering Village, Science Direct, Scirus and Scopus, as well as numerous other electronic information services dating back to the early days of the online and CD-ROM industries. Mr. Regazzi has served on a variety of corporate and industry boards, including the British Standards Institute Group and the American Institute of Physics, and he recently was appointed and serves as chairman of the board of National Technical Information Service, a division of the U.S. Department of Commerce.  He currently serves as chairman of LawLogix Group and Inflexxion, both Akoya portfolio companies. Mr. Regazzi earned his BS from St. Johns University, MA from University of Iowa, MS from Columbia University, and PhD. in Information Science from Rutgers University.

 Paul Kessler –Director

Mr. Kessler, appointed to our board of directors on August 18, 2014, combines over 25 years of experience as an investor, financier and venture capitalist.  In 2000, Mr. Kessler founded Bristol Capital Advisors, LLC, a Los Angeles based investment advisor (and owner of approximately 26% of our outstanding shares of common stock), and has served as the Principal and Portfolio Manager from inception. Mr. Kessler has broad experience in operating, financing, capital formation, negotiating, structuring and re-structuring investment transactions.  He is involved in all aspects of the investment process including identification and engagement of portfolio companies.  His investment experience encompasses both public and private companies.  Mr. Kessler actively works with executives and boards of directors on corporate governance and oversight, strategic repositioning and alignment of interests with stockholders.  Our board of directors believes that Mr. Kessler’s extensive experience in matters including capital formation, corporate finance, investment banking, founder, owner, operator of successful companies, corporate governance, as well as his understanding of capital markets, will provide a significant contribution to our growth.  Mr. Kessler also serves on the Board of Directors of Wizard World, Inc. (OTCBB:WIZD), and previously served as a director of American Cumo Mining Corporation (a/k/a Mosquito Consolidated Gold Mines Ltd.) (CVE:MLY) from October 2011 to July 24, 2012, and Lion Biotechnologies, Inc. (f/k/a Genesis Biopharma) (OTCBB:LBIO) from May 22, 2013 to September 3, 2013.

General Merrill McPeak – Director

Gen. McPeak was appointed to our board of directors on November 5, 2010. He is President of McPeak and Associates, a company he founded in 1995. From 1990 until his retirement from active military service in late-1994, he was chief of staff of the U.S. Air Force. During this period, he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad. As a member of the Joint Chiefs of Staff, he and the other service chiefs were military advisors to the Secretary of Defense and the President. Gen. McPeak has served on the board of directors of several publicly traded companies, including long service with Trans World Airlines, Inc. and with the test and measurement company, Tektronix, Inc. He was for many years Chairman of the Board of ECC International Corp., until that company was acquired by Cubic Corporation. Currently, Gen. McPeak is a director of Aerojet Rocketdyne (NYSE: AJRD), Del Global Holdings (OTC: DGTC.OB), Lilis Energy (NASDAQ: LLEX) and Lion Biotechnologies, Inc. (NASDAQ: LBIO). He is a director of Valence Surface Technologies, the country’s largest privately held provider of metal processing and finishing services. General McPeak was a founding investor, director and chairman of Ethicspoint, Inc., a software-as-a-service provider of secure, confidential employee reporting systems, that was acquired by private equity at a return making it one of Oregon’s most successful business startups in decades. Our board of directors concluded that Gen. McPeak should serve as a director in light of his demonstrated leadership abilities and years of experience serving on the boards of directors of numerous publicly traded corporations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed during the fiscal year ended June 30, 2015 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except for Mr. Derycz, who did not timely file four Form 4s reporting seven transactions, Mr. McPeak, who did not timely file three Form 4s reporting three transactions, and Mr. Suess, who did not timely file one Form 4 reporting 4 transactions.

Audit Committee Financial Expert

Our board of directors has a separately designated standing Audit Committee, comprised of Messrs. Ogilvie, McPeak and Suess, each of whom our board of directors has determined to be an independent director as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. Our board of directors has determined that Mr. Ogilvie qualifies as an “audit committee financial expert” as defined under SEC rules.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2015 and 2014

Name and principle Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($)	All other compensation ($)	Total ($)
Peter Victor Derycz	2015	276,000	120,000	118,159	(1)	-	13,114	527,273
Chief Executive Officer and President	2014	276,000	60,000	78,004	(2)	-	12,074	426,078

Alan Louis Urban	2015	201,250	90,000	88,615	(3)	-	11,437	391,302
Chief Financial Officer and Secretary	2014	201,250	45,000	60,002	(4)	-	10,137	316,389

Scott Ahlberg	2015	178,200	90,000	88,615	(3)	-	12,238	369,053
Chief Operating Officer, Reprints Desk	2014	178,200	45,000	61,503	(5)	-	10,182	294,885

(1)	Represents the grant date fair value of 57,000 shares of restricted stock granted on August 18, 2014, 22,860 shares of restricted stock granted on November 7, 2014, 33,333 shares of restricted stock granted on March 10, 2015, and 24,835 shares of restricted stock granted on May 22, 2015. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(2)	Represents the grant date fair value of 33,333 shares of restricted stock granted on September 6, 2013, 2,540 shares of restricted stock granted on November 22, 2013, 2,051 shares of restricted stock granted on January 28, 2014, and 7,843 shares of restricted stock granted on May 19, 2014. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(3)	Represents the grant date fair value of 42,750 shares of restricted stock granted on August 18, 2014, 17,140 shares of restricted stock granted on November 7, 2014, 25,000 shares of restricted stock granted on March 10, 2015, and 18,625 shares of restricted stock granted on May 22, 2015. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(4)	Represents the grant date fair value of 25,833 shares of restricted stock granted on September 6, 2013, 1,905 shares of restricted stock granted on November 22, 2013, 1,538 shares of restricted stock granted on January 28, 2014, and 5,882 shares of restricted stock granted on May 19, 2014. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(5)	Represents the grant date fair value of 26,667 shares of restricted stock granted on September 6, 2013, 1,905 shares of restricted stock granted on November 22, 2013, 1,538 shares of restricted stock granted on January 28, 2014, and 5,882 shares of restricted stock granted on May 19, 2014. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

Employment Agreements

Peter Victor Derycz

On July 1, 2010, we entered into an executive employment agreement with Mr. Derycz which was subsequently amended on June 30, 2015.  Under the terms of the executive employment agreement, Mr. Derycz has agreed to serve as our Chief Executive Officer and President on an at-will basis.  The term of the agreement ends on June 30, 2017.  The agreement provides for a base salary of $317,400 per year.  No part of Mr. Derycz’s salary is allocated to his duties as a director of our company.

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

Alan Louis Urban

On November 3, 2011, we entered into an executive employment agreement with Mr. Urban which was subsequently amended on June 30, 2015.  Under the terms of the executive employment agreement, Mr. Urban has agreed to serve as our Chief Financial Officer on an at-will basis.  The term of the agreement ends on June 30, 2017.  The agreement provides for a base salary of $231,440 per year.

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

Scott Ahlberg

On July 1, 2010, we entered into an executive employment agreement with Mr. Ahlberg which was subsequently amended on June 30, 2015.  Under the terms of the executive employment agreement, Mr. Ahlberg has agreed to serve as Chief Operating Officer of Reprints Desk on an at-will basis.  The term of the agreement ends on June 30, 2017.  The agreement provides for a base salary of $204,930 per year.

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

Janice Peterson

On July 1, 2010, we entered into an executive employment agreement with Ms. Peterson which was subsequently amended on June 30, 2015.  Under the terms of the executive employment agreement, Ms. Peterson has agreed to serve as Chief Publisher Relations Officer of Reprints Desk on an at-will basis.  The term of the agreement ends on June 30, 2017.  The agreement provides for a base salary of $188,080 per year. No part of Ms. Peterson's salary is allocated to her duties as a director of our company.

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

Outstanding Equity Awards at Fiscal Year Ended June 30, 2015

The following table sets forth information regarding stock options and other stock awards (restricted stock) for each named executive officer as of June 30, 2015.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2015

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date (4)	Stock Awards: Number of shares of stock that have not vested (#)		Stock Awards: Market value of shares of stock that have not vested ($)
Peter Victor Derycz	26,667	5,333	(1)	$1.25	2/13/2023	-		-
	12,000	4,000	(2)	$1.85	5/20/2023	-		-
	-	-		-	-	11,111	(7)	$20,000	(8)
	-	-		-	-	1,058	(9)	$2,085	(10)
	-	-		-	-	1,026	(11)	$1,795	(12)
	-	-		-	-	4,575	(13)	$5,490	(14)
	-	-		-	-	57,000	(15)	$43,890	(16)
	-	-		-	-	22,860	(17)	$14,859	(18)
	-	-		-	-	33,333	(19)	$33,333	(20)
	-	-		-	-	24,835	(21)	$26,077	(22)

Alan Louis Urban	100,000	-		$1.02	7/27/2020	-		-
	125,000	-		$1.30	3/5/2022	-		-
	20,000	4,000	(3)	$1.15	2/6/2023	-		-
	-	-		-	-	1,818	(5)	$3,364	(6)
	-	-		-	-	8,611	(7)	$15,500	(8)
	-	-		-	-	794	(9)	$1,564	(10)
	-	-		-	-	769	(11)	$1,346	(12)
	-	-		-	-	3,431	(13)	$4,117	(14)
	-	-		-	-	42,750	(15)	$32,198	(16)
	-	-		-	-	17,140	(17)	$11,141	(18)
	-	-		-	-	25,000	(19)	$25,000	(20)
	-	-		-	-	18,625	(21)	$19,556	(22)

Scott Ahlberg	75,000	-		$1.50	12/21/2017	-		-
	75,000	-		$1.00	5/28/2019	-		-
	20,000	-		$1.02	7/27/2020	-		-
	21,333	4,267	(3)	$1.15	2/6/2023	-		-
	-	-		-	-	1,940	(5)	$3,588	(6)
	-	-		-	-	8,889	(7)	$16,000	(8)
	-	-		-	-	794	(9)	$1,564	(10)
	-	-		-	-	769	(11)	$1,346	(12)
	-	-		-	-	3,431	(13)	$4,117	(14)
	-	-		-	-	42,750	(15)	$32,198	(16)
	-	-		-	-	17,140	(17)	$11,141	(18)
	-	-		-	-	25,000	(19)	$25,000	(20)
	-	-		-	-	18,625	(21)	$19,556	(22)

(1)	The stock options were granted on February 13, 2013 and vest over a three year period, with a one year cliff vesting period.
(2)	The stock options were granted on May 20, 2013 and vest over a three year period, with a one year cliff vesting period.
(3)	The stock options were granted on February 6, 2013 and vest over a three year period, with a one year cliff vesting period.
(4)	Stock options expire ten years from the grant date.
(5)	The restricted stock was granted on May 20, 2013 and vest over a three year period, with a one year cliff vesting period.
(6)	Based on a market closing price per share of common stock of $1.85 on May 20, 2013.
(7)	The restricted stock was granted on September 6, 2013 and vest over a three year period, with a one year cliff vesting period.
(8)	Based on a market closing price per share of common stock of $1.80 on September 6, 2013.
(9)	The restricted stock was granted on November 22, 2013 and vest over a three year period, with a one year cliff vesting period.
(10)	Based on a market closing price per share of common stock of $1.97 on November 22, 2013.
(11)	The restricted stock was granted on January 28, 2014 and vest over a three year period, with a one year cliff vesting period.
(12)	Based on a market closing price per share of common stock of $1.75 on January 28, 2014.
(13)	The restricted stock was granted on May 19, 2014 and vest over a three year period, with a one year cliff vesting period.
(14)	Based on a market closing price per share of common stock of $1.20 on May 19, 2014.
(15)	The restricted stock was granted on August 18, 2014 and vest over a three year period, with a one year cliff vesting period.
(16)	Based on a market closing price per share of common stock of $0.77 on August 18, 2014.
(17)	The restricted stock was granted on November 7, 2014 and vest over a three year period, with a one year cliff vesting period.
(18)	Based on a market closing price per share of common stock of $0.65 on November 7, 2014.
(19)	The restricted stock was granted on March 10, 2015 and vest over a three year period, with a one year cliff vesting period.
(20)	Based on a market closing price per share of common stock of $1.00 on March 10, 2015.
(21)	The restricted stock was granted on May 22, 2015 and vest over a three year period, with a one year cliff vesting period.
(22)	Based on a market closing price per share of common stock of $1.05 on May 22, 2015.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended June 30, 2015 and 2014

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards ($)	Warrant and Option Awards ($)	All other Compensation ($)		Total ($)
(a)		(b)	(c)	(d)	(g)		(h)
Paul Kessler	2015	10,500	-	45,000	-		55,500
	2014	-	-	-	-		-
Gen. Merrill McPeak	2015	12,000	-	73,500	17,877	(1)	103,377
	2014	12,000	-	-	-		12,000
Scott Ogilvie	2015	12,000	26,250	73,500	17,877	(1)	129,627
	2014	12,000	-	-	-		12,000
Janice Peterson	2015	-	-	-	351,851	(2)	351,851
	2014	-	-	-	230,850	(3)	230,850
John Regazzi	2015	300	-	18,000	-		18,300
	2014	-	-	-	-		-
Gregory Suess	2015	12,000	26,250	73,500	17,877	(1)	129,627
	2014	12,000	-	-	-		12,000

(1)	On May 22, 2015, warrants originally issued on November 5, 2010 to purchase 50,000 shares of the Company’s common stock were modified to extend the term from five years to ten years.
(2)	Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $174,960, bonus in the amount of $90,000, grant date fair value of restricted stock of $83,225 (represents the grant date fair value of 35,750 shares of restricted stock granted on August 18, 2014, 17,140 shares of restricted stock granted on November 7, 2014, 25,000 shares of restricted stock granted on March 10, 2015, and 18,625 shares of restricted stock granted on May 22, 2015). The grant date fair value was estimated using the market price of the Company’s common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met, and other compensation in the amount of $3,666.

(3)	Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $145,800, bonus in the amount of $37,500, grant date fair value of restricted stock of $44,252 (represents the grant date fair value of 18,333 shares of restricted stock granted on September 6, 2013, 1,587 shares of restricted stock granted on November 22, 2013, 1,282 shares of restricted stock granted on January 28, 2014, and 4,902 shares of restricted stock granted on May 19, 2014). The grant date fair value was estimated using the market price of the Company’s common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met, and other compensation in the amount of $3,298.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of August 28, 2015, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of August 28, 2015. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 5435 Balboa Blvd., Suite 202, Encino, California 91316. Applicable percentage ownership in the following table is based on 18,394,125 shares of common stock outstanding as of August 28, 2015 plus, for each person, any securities that person has the right to acquire within 60 days of August 28, 2015.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares
Greater than 5% Shareholder:
Bristol Investment Fund, Ltd. (1) 1100 Glendon Ave. Suite 850 Los Angeles, CA 90024	4,783,910	26.0%
Directors and Executive Officers:
Peter Victor Derycz (2)	3,678,842	20.0%
Alan Louis Urban (3)	468,118	2.5%
Scott Ahlberg (4)	376,542	2.0%
Janice Peterson (5)	368,085	2.0%
Paul Kessler (1)	4,858,910	26.3%
Gen. Merrill McPeak (6)	377,108	2.0%
Scott Ogilvie (6)	300,000	1.6%
John Regazzi (7)	46,000	* %
Gregory Suess (6)	281,125	1.5%
All Directors and Executive Officers as a group (9 persons) (8)	10,754,730	53.7%

*	Represents beneficial ownership of less than 1%.
(1)	Paul Kessler exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd. and is the brother-in-law of Peter Victor Derycz. Paul Kessler’s beneficial ownership includes options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share.
(2)	Includes options to purchase 29,333 shares of common stock at an exercise price of $1.25 per share, options to purchase 13,333 shares of common stock at an exercise price of $1.85 per share, and 215,795 shares of restricted stock. The restricted stock was granted as follows: 33,333 shares on September 6, 2013, 2,540 shares on November 22, 2013, 2,051 shares on January 28, 2014, 7,843 shares on May 19, 2014, 57,000 shares on August 18, 2014, 22,860 shares on November 7, 2014, 33,333 shares on March 10, 2015, 24,835 shares on May 22, 2015, and 32,000 shares on August 4, 2015. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(3)	Includes 3,000 shares owned by the wife of Mr. Urban, and 5,000 shares owned by each of the three children of Mr. Urban, and options to purchase 100,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.30 per share, and options to purchase 22,000 shares of common stock at an exercise price of $1.15 per share, and 169,946 shares of restricted stock. The restricted stock was granted as follows: 7,273 shares on May 20, 2013, 25,833 shares on September 6, 2013, 1,905 shares on November 22, 2013, 1,538 shares on January 28, 2014, 5,882 shares on May 19, 2014, 42,750 shares on August 18, 2014, 17,140 shares on November 7, 2014, 25,000 shares on March 10, 2015, 18,625 on May 22, 2015, and 24,000 shares on August 4, 2015. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(4)	Includes options to purchase 75,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 20,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 23,467 shares of common stock at an exercise price of $1.15 per share, and 171,265 shares of restricted stock. The restricted stock was granted as follows: 7,758 shares on May 20, 2013, 26,667 shares on September 6, 2013, 1,905 shares on November 22, 2013, 1,538 shares on January 28, 2014, 5,882 shares on May 19, 2014, and 42,750 shares on August 18, 2014, 17,140 shares on November 7, 2014, 25,000 shares on March 10, 2015, 18,625 on May 22, 2015, and 24,000 shares on August 4, 2015. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(5)	Includes options to purchase 85,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 40,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 16,133 shares of common stock at an exercise price of $1.15 per share, and 151,952 shares of restricted stock. The restricted stock was granted as follows: 5,333 shares on May 20, 2013, 18,333 shares on September 6, 2013, 1,587 shares on November 22, 2013, 1,282 shares on January 28, 2014, 4,902 shares on May 19, 2014, and 35,750 shares on August 18, 2014, 17,140 shares on November 7, 2014, 25,000 shares on March 10, 2015, 18,625 on May 22, 2015, and 24,000 shares on August 4, 2015. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(6)	Includes warrants to purchase 50,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share.
(7)	Includes options to purchase 30,000 shares of common stock at $1.10 per share, and options to purchase 16,000 shares of common stock at $0.80 per share.
(8)	Includes warrants to purchase 150,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 150,000 shares of common stock at an exercise price of $1.19 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 160,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 330,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 211,600 shares of common stock at an exercise price of $1.15 per share, options to purchase 29,333 shares of common stock at an exercise price of $1.25 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 160,000 shares of common stock at an exercise price of $1.50 per share, and options to purchase 13,333 shares of common stock at an exercise price of $1.85 per share.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of our company.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 21, 2014, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 3,000,000 to 5,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 1,508,509 shares available for grant under the Plan as of June 30, 2015. All stock option grants are made under the 2007 Equity Compensation Plan. The following table provides information as of June 30, 2015 with respect to the Plan, which is the only compensation plan under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan)	3,356,157	(2)	$1.22	1,508,509
Equity compensation plans not approved by stockholders (warrants)	305,000		1.26	-
Total	3,661,157			1,508,509

(1) The weighted average exercise price excludes restricted stock awards, which have no exercise price.

(2) Includes 889,321 shares of restricted stock issued to employees.

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

On November 13, 2013, Bristol Investment Fund Ltd. exercised warrants to purchase 162,500 shares of our common stock at a per share price of $2.00, for gross proceeds of $325,000.  Paul Kessler serves as the manager of the investment advisory firm to Bristol Investment Fund Ltd.  Mr. Kessler is the brother-in-law of Peter Derycz, our Chief Executive Officer, and is a member of our board of directors.

Director Independence

Our board of directors currently consists of seven members: Messrs. Regazzi (Chairman), Derycz, Kessler, McPeak, Ogilvie and Suess, and Ms. Peterson. Our board of directors has determined that Gen. McPeak, Mr. Ogilvie, Mr. Regazzi and Mr. Suess are independent directors as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. Gen. McPeak, Mr. Ogilvie and Mr. Suess are each members of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our board of directors, and each of them meets the NASDAQ Stock Market’s independence standards for members of such committees.

Item 14.  Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2015 and 2014.

	Year Ended June 30, 2015	Year Ended June 30, 2014
Audit Fees	$135,331	$155,293
Audit-Related Fees	-	-
Tax Fees	21,240	25,365
All Other Fees	-	-
Total	$156,571	$180,658

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2015 and 2014, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.  Exhibits and Financial Statements Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 8, 2015, are incorporated by reference to Item 8 of this report.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: September 8, 2015		Chief Executive Officer (Principal
Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: September 8, 2015		Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Victor Derycz
Peter Victor Derycz	Chief Executive Officer (Principal Executive	September 8, 2015
Officer), President and Director

/s/ Alan Louis Urban
Alan Louis Urban	Chief Financial Officer (Principal Financial	September 8, 2015
and Accounting Officer) and Secretary

/s/ John Regazzi
John Regazzi	Chairman of the Board	September 8, 2015

/s/ Jan Peterson
Jan Peterson	Director	September 8, 2015

/s/ Paul Kessler
Paul Kessler	Director	September 8, 2015

/s/ Merrill McPeak
Merrill McPeak	Director	September 8, 2015

/s/ Scott Ogilvie
Scott Ogilvie	Director	September 8, 2015

/s/ Gregory Suess
Gregory Suess	Director	September 8, 2015

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated November 13, 2006 (1)
2.2	English translation of Purchase Agreement executed by Research Solutions, Inc. (2)
2.3	English translation of Amendment to Purchase Agreement executed by Research Solutions, Inc. (2)
3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Merger Effective March 4, 2013 (14)
3.2	Amended and Restated Bylaws (15)
4.1	Form of Warrant (1)
4.2	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.25) (3)
4.3	Form of Common Stock Purchase Warrant dated October 29, 2010 (exercise price of $1.75) (3)
4.4	Form of Common Stock Purchase Warrant dated November 5, 2010 (4) ++
4.5	Form of Common Stock Purchase Warrant dated November 17, 2010 (5)
4.6	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $1.75) (6)
4.7	Form of Common Stock Purchase Warrant dated December 21, 2010 (exercise price of $2.25) (6)
4.8	Form of Common Stock Purchase Warrant dated February 15, 2011 (7)
10.1	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (8) ++
10.2	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (9) ++
10.3	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (10) ++
10.4	Employment Agreement dated November 3, 2011, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (11) ++
10.5	Office Lease dated March 16, 2012, between Research Solutions, Inc. and 5435 Balboa, LLC. (12)
10.6	Facility Lease dated April 25, 2011, between Pools Press, Inc. and 3455-85 Commercial, LLC. (18)
10.7	Facility Lease dated December 30, 2008, between Techniques Appliquées aux Arts Graphiques, S.p.A. and Burobuotic (18)
10.8	Amendment to Employment Agreement dated July 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (18) ++
10.9	Settlement Agreement dated March 28, 2013, among Research Solutions, Inc., Techniques Appliquées aux Arts Graphiques, S.p.A., Fimmotaag, S.p.A., Patrice Chambin, and Mario Vendemiati (16)
10.10	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz (19) ++
10.11	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson (19) ++
10.12	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg (19) ++
10.13	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban (19) ++
10.14	Loan and Security Agreement dated July 23, 2010, between Silicon Valley Bank, Research Solutions, Inc., Reprints Desk, Inc. and Pools Press, Inc. (20)
10.15	Amendment to Loan and Security Agreement dated October 31, 2011, between Silicon Valley Bank, Research Solutions, Inc., Reprints Desk, Inc. and Pools Press, Inc. (21)
10.16	Amendment to Loan and Security Agreement dated February 8, 2012, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (22)
10.17	Amendment to Loan and Security Agreement dated September 18, 2013, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (23)
10.18	Amendment to Loan and Security Agreement dated October 31, 2013, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (24)
10.19	Amendment to Loan and Security Agreement dated March 29, 2014, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (23)
10.20	Factoring Contract No. 66890 dated May 3, 2013, between Natixis Factor, SA and Techniques Appliquees aux Arts Graphiques, S.p.A. (23)
10.21	Master Assignment Agreement for Professional Debts dated August 20, 2009, between Credit Cooperatif and Techniques Appliquees aux Arts Graphiques, S.p.A. (23)
10.22	First Amendment to Lease dated March 3, 2015, between 5435 Balboa, LLC and Research Solutions, Inc. (25)
10.23	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz ++ *
10.24	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson ++ *
10.25	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg ++ *
10.26	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban ++ *

21	List of Subsidiaries *
23	Consent of Independent Registered Pubic Accounting Firm *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan. (13)++
99.2	Amendment No. 1 to 2007 Equity Compensation Plan (17)++
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.
++	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on April 4, 2011.
(3)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(4)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(5)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 19, 2010.
(6)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K/A filed on January 10, 2011.
(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on February 16, 2011.
(8)	Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(9)	Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(10)	Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(11)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 9, 2011.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 6, 2012.
(13)	Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(14)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2013.
(15)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2012.
(16)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 15, 2013.
(17)	Incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed on October 29, 2102.
(18)	Incorporated by reference to the filing of such exhibit with the registrant’s Annual Report on Form 10-K filed on September 28, 2012.
(19)	Incorporated by reference to the filing of such exhibit with the registrant’s Annual Report on Form 10-K filed on September 30, 2013.
(20)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 28, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2011.
(22)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2012.
(23)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form S-1 filed on April 4, 2014.
(24)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 7, 2013.
(25)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2015.

