Form 10-Q
period 2015-09-30
Research Solutions, Inc.
filed 2015-11-16
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 6, 2015
Common Stock, $0.001 par value	18,392,277

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2015	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,465,026	$1,354,158
Accounts receivable, net of allowance of $56,835 and $69,731, respectively	4,964,622	4,889,937
Prepaid expenses and other current assets	52,383	70,195
Prepaid royalties	518,626	372,581
Total current assets	7,000,657	6,686,871

Other assets:
Property and equipment, net of accumulated depreciation of $599,633 and $585,410, respectively	68,100	83,238
Deposits and other assets	9,376	9,471
Total assets	$7,078,133	$6,779,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,855,783	$5,611,453
Deferred revenue	164,666	75,311
Total current liabilities	6,020,449	5,686,764

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 18,392,277 and 18,242,125 shares issued and outstanding, respectively	18,392	18,242
Additional paid-in capital	16,330,193	16,188,358
Accumulated deficit	(15,263,257)	(15,084,437)
Accumulated other comprehensive loss	(27,644)	(29,347)
Total stockholders’ equity	1,057,684	1,092,816
Total liabilities and stockholders’ equity	$7,078,133	$6,779,580

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014

Revenue	$8,027,101	$7,553,396
Cost of revenue	6,472,754	6,053,591
Gross profit	1,554,347	1,499,805

Operating expenses:
Selling, general and administrative	1,704,961	1,426,315
Depreciation and amortization	14,738	72,088
Total operating expenses	1,719,699	1,498,403
Income (loss) from operations	(165,352)	1,402

Other income (expenses):
Interest expense	(4,993)	(3,198)
Other income (expense)	2,769	298
Total other expenses	(2,224)	(2,900)

Loss from continuing operations before provision for income taxes	(167,576)	(1,498)
Provision for income taxes	(11,244)	(5,438)

Loss from continuing operations	(178,820)	(6,936)

Discontinued operations:
Loss from discontinued operations	-	(395,344)
Gain from deconsolidation of former French subsidiary	-	1,548,295
Income from discontinued operations	-	1,152,951

Net income (loss)	(178,820)	1,146,015

Other comprehensive income (loss): Foreign currency translation	1,703	(4,356)
Comprehensive income (loss)	$(177,117)	$1,141,659

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.01)	$-
Income per share from discontinued operations	$-	$0.07
Net income (loss) per share	$(0.01)	$0.07
Basic weighted average common shares outstanding	17,564,070	17,406,012

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.01)	$-
Income per share from discontinued operations	$-	$0.07
Net income (loss) per share	$(0.01)	$0.07
Diluted weighted average common shares outstanding	17,564,070	17,407,428

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Three Months Ended September 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, July 1, 2015	18,242,125	$18,242	$16,188,358	$(15,084,437)	$(29,347)	$1,092,816

Fair value of vested stock options	-	-	56,574	-	-	56,574

Fair value of vested restricted common stock	152,000	152	87,015	-	-	87,167

Common stock repurchase and retirement	(1,848)	(2)	(1,754)	-	-	(1,756)

Net loss for the period	-	-	-	(178,820)	-	(178,820)

Foreign currency translation	-	-	-	-	1,703	1,703

Balance, September 30, 2015	18,392,277	$18,392	$16,330,193	$(15,263,257)	$(27,644)	$1,057,684

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014

Cash flow from operating activities:
Net income (loss)	$(178,820)	$1,146,015
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	-	395,344
Gain from deconsolidation of former French subsidiary	-	(1,548,295)
Depreciation and amortization	14,738	72,088
Fair value of vested stock options	56,574	61,348
Fair value of vested restricted common stock	87,167	46,371
Changes in operating assets and liabilities:
Accounts receivable	(74,685)	(178,781)
Prepaid expenses and other current assets	17,812	15,288
Prepaid royalties	(146,045)	(46,845)
Deposits and other assets	95	52
Accounts payable and accrued expenses	244,330	(237,298)
Deferred revenue	89,355	-
Other liability	-	187,907
Net cash provided by (used in) operating activities from continuing operations	110,521	(86,806)
Net cash used in operating activities of discontinued operations	-	(34,503)
Net cash provided by (used in) operating activities	110,521	(121,309)

Cash flow from investing activities:
Purchase of property and equipment	-	(9,731)
Purchase of intangible assets	-	(8,490)
Net cash used in investing activities from continuing operations	-	(18,221)

Cash flow from financing activities:
Advance under line of credit	500,000	500,000
Payment under line of credit	(500,000)	(500,000)
Common stock repurchase and retirement	(1,756)	-
Net cash used in financing activities from continuing operations	(1,756)	-
Net cash used in financing activities of discontinued operations	-	(67,515)
Net cash used in financing activities	(1,756)	(67,515)

Effect of exchange rate changes	2,103	(142,207)
Net increase (decrease) in cash and cash equivalents	110,868	(349,252)
Cash and cash equivalents, beginning of period	1,354,158	1,884,667
Cash and cash equivalents, end of period	$1,465,026	$1,535,415

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11,244	$5,438
Cash paid for interest	$4,993	$3,198

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2015 and 2014 (Unaudited)

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

The Company derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations for the three months ended September 30, 2014.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. The Company has determined based on discussions with French counsel that it is remote that the Company will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, the Company has eliminated any respective liability as of June 30, 2015.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2015 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Cash denominated in Euros with a US Dollar equivalent of $94,937 and $112,880 at September 30, 2015 and June 30, 2015, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The following table summarizes revenue concentrations:

	Three Months Ended September 30,
	2015	2014
Customer A	11%	11%

The following table summarizes accounts receivable concentrations:

	As of
	September 30,	June 30,
	2015	2015
Customer A	*	13%

The following table summarizes vendor concentrations:

	Three Months Ended September 30,
	2015	2014
Vendor A	17%	14%
Vendor B	*	13%

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

Stock-Based Compensation

The Company periodically issues stock options, warrants and restricted stock to employees and non-employees for services, in capital raising transactions, and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company estimates the fair value of restricted stock awards to employees and directors using the market price of the Company’s common stock on the date of grant, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for share-based payments to non-employees in accordance with Topic 505 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to $1,317 and $10,847, for the three months ended September 30, 2015 and 2014, respectively.

The following table summarizes the exchange rates used:

	Three Months Ended September 30,		Year Ended June 30,
	2015	2014	2015	2014
Period end Euro : US Dollar exchange rate	1.12	1.27	1.11	1.36
Average period Euro : US Dollar exchange rate	1.11	1.33	1.20	1.36

Period end Mexican Peso : US Dollar exchange rate	0.06	0.07	0.06	0.08
Average period Mexican Peso : US Dollar exchange rate	0.06	0.08	0.07	0.08

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At September 30, 2015 potentially dilutive securities include options to acquire 2,508,503 shares of common stock and warrants to acquire 305,000 shares of common stock.  At September 30, 2014 potentially dilutive securities include options to acquire 1,948,351 shares of common stock and warrants to acquire 904,998 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three months ended September 30, 2015 because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the three months ended September 30, 2014, the calculation of diluted earnings per share includes stock options and warrants, calculated under the treasury stock method.

The calculation of basic and diluted net income (loss) per share is presented below:

	Three Months Ended September 30,
	2015	2014
Numerator:
Loss from continuing operations	$(178,820)	$(6,936)
Income (loss) from discontinued operations	-	1,152,951
Net income (loss)	$(178,820)	$1,146,015

Denominator:
Weighted average shares outstanding (basic)	17,564,070	17,406,012
Effect of dilutive unvested restricted common stock	-	-
Effect of dilutive stock options and warrants	-	1,416
Weighted average shares outstanding (diluted)	17,564,070	17,407,428

Income (loss) per share from continuing operations:
Basic	$(0.01)	$-
Diluted	$(0.01)	$-

Income (loss) per share from discontinued operations:
Basic	$-	$0.07
Diluted	$-	$0.07

Net income (loss) per share:
Basic	$(0.01)	$0.07
Diluted	$(0.01)	$0.07

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

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

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable.  The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2015. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of September 30, 2015. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2015 and June 30, 2015, respectively.  As of September 30, 2015 and June 30, 2015, approximately $1,600,000 and $2,182,000, respectively, of available credit was unused under the line of credit.

Note 4. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 21, 2014, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan (including issuance of restricted common stock) increased from 3,000,000 to 5,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 1,314,842 shares available for grant under the Plan as of September 30, 2015. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2015	2,466,836	$1.22	2,256,254	$1.21	210,582	$1.29
Granted	41,667	0.86	31,000	0.85	10,667	0.90
Options vesting	-	-	53,588	1.24	(53,588)	1.24
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at September 30, 2015	2,508,503	$1.22	2,340,842	$1.21	167,661	$1.28

The weighted average remaining contractual life of all options outstanding as of September 30, 2015 was 6.32 years. The remaining contractual life for options vested and exercisable at September 30, 2015 was 6.62 years. Furthermore, the aggregate intrinsic value of options outstanding as of September 30, 2015 was $20,531, and the aggregate intrinsic value of options vested and exercisable at September 30, 2015 was $13,456, in each case based on the fair value of the Company’s common stock on September 30, 2015. The total fair value of options vested during the three months ended September 30, 2015 was $56,574 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of September 30, 2015, the amount of unvested compensation related to these options was $129,972 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of September 30, 2015 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.65	6,150	9.11	-
0.77	59,500	8.89	33,542
0.80	16,000	9.90	16,000
0.90	25,667	9.85	15,000
1.00	370,890	3.42	347,000
1.02	287,000	4.83	287,000
1.05	158,445	9.65	150,000
1.07	53,898	7.05	53,898
1.10	330,000	9.76	330,000
1.15	278,000	7.36	267,333
1.20	31,414	8.64	15,707
1.25	32,000	7.38	29,333
1.30	263,000	6.43	263,000
1.50	380,000	2.31	380,000
1.75	1,067	8.33	534
1.80	190,050	7.98	131,665
1.85	24,000	7.64	20,000
1.97	1,422	8.15	830
Total	2,508,503		2,340,842

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2015	305,000	$1.26
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2015	305,000	$1.26
Exercisable, June 30, 2015	305,000	$1.26
Exercisable, September 30, 2015	305,000	$1.26

There was no intrinsic value for all warrants outstanding as of September 30, 2015, based on the fair value of the Company’s common stock on September 30, 2015.

Additional information regarding warrants outstanding and exercisable as of September 30, 2015 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	6.23	150,000
1.25	150,000	5.10	150,000
3.50	2,500	0.75	2,500
4.00	2,500	0.75	2,500
Total	305,000		305,000

Restricted Common Stock

Prior to July 1, 2015, the Company issued 889,321 shares of restricted common stock to employees valued at $971,897, of which $405,504 had been recognized as an expense.

During the three months ended September 30, 2015, the Company issued an additional 152,000 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $136,800 based on the market price of our common stock of $0.90 per share on the date of grant, which will be amortized over the three-year vesting period. Restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of restricted common stock vested during the three months ended September 30, 2015 was $87,167 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of September 30, 2015, the amount of unvested compensation related to all issuances of restricted common stock was $616,026, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2015	736,746	0.96
Granted	152,000	0.90
Vested	(129,539)	0.92
Forfeited	-	-
Non-vested, September 30, 2015	759,207	$0.95

Common Stock Repurchase and Retirement

On November 7, 2014 the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s outstanding shares of common stock through November 7, 2015. During the three months ended September 30, 2015, the Company repurchased 1,848 shares of common stock for $1,756. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. As of September 30, 2015, the Company repurchased 53,300 shares of common stock under the repurchase program at an average price of approximately $0.93 per share for an aggregate amount of approximately $49,482. As of September 30, 2015, $200,518 remains available under the current authorization to repurchase the Company’s outstanding common stock.

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

Note 5. Income Taxes

For the three months ended September 30, 2015, the Company incurred a net loss of $178,820. For the three months ended September 30, 2014, net income was $1,146,015 and the Company did not record any provision for income taxes primarily because the gain from deconsolidation of our former French subsidiary (discussed further in note 6) was a non-taxable disposition of the Company’s interest in its former French subsidiary.

In accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards and temporary differences related to stock based compensation. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of September 30, 2015, the Company does not have any liabilities for unrecognized tax uncertainties.

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

The Company deconsolidated the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations for the three months ended September 30, 2014. The gain from deconsolidation of the Company’s former French subsidiary consists of the following:

Description	Amount
Current assets	$(1,239,713)
Property and equipment, net	(359,677)
Noncurrent assets	(499,070)
Current liabilities	3,442,857
Long term liabilities	95,051
Accumulated other comprehensive income	108,847
Total	$1,548,295

In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. The Company has determined based on discussions with French counsel that it is remote that the Company will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, the Company has eliminated any respective liability as of June 30, 2015.

Revenue and expenses from discontinued operations were as follows:

	Three Months Ended
	September 30,
	2015	2014

Revenue	$-	$1,164,314
Cost of revenue	-	849,174
Gross profit	-	315,140

Operating expenses:
Selling, general and administrative	-	660,500
Depreciation and amortization	-	44,027
Total operating expenses	-	704,527
Loss from discontinued operations before other income (expenses)	-	(389,387)

Other income (expenses):
Interest expense	-	(5,957)

Loss from discontinued operations	$-	$(395,344)

Basic loss per common share:
Loss per share from discontinued operations	$-	$(0.02)
Basic weighted average common shares outstanding	-	17,406,012

Diluted loss per common share:
Loss per share from discontinued operations	$-	$(0.02)
Diluted weighted average common shares outstanding	-	17,407,428

Note 7. Subsequent Events

On October 31, 2015 the Company amended the Loan and Security Agreement with SVB to extend the maturity date of the line of credit to October 31, 2017. The financial and performance covenants of the line of credit have been updated, while the remaining material terms remain mostly unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2015 and 2014 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

In accordance with consolidation guidance we derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations for the three months ended September 30, 2014.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. We have determined based on discussions with French counsel that it is remote that we will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, we have eliminated any respective liability as of June 30, 2015.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2015	2015	2015	2014	2014	2014	2014	2013
Revenue:
Article Galaxy	$5,625,704	$5,414,124	$5,666,717	$5,071,504	$5,224,629	$4,996,205	$4,954,003	$4,254,673
Reprints and ePrints	2,401,397	2,166,382	3,168,464	2,859,556	2,328,767	2,695,114	1,837,275	3,128,475
Total revenue	8,027,101	7,580,506	8,835,181	7,931,060	7,553,396	7,691,319	6,791,278	7,383,148

Cost of revenue:
Article Galaxy	4,301,787	4,169,042	4,248,070	3,806,150	3,924,478	3,707,454	3,706,392	3,309,322
Reprints and ePrints	2,170,967	1,948,287	2,883,644	2,615,158	2,129,113	2,442,000	1,686,392	2,758,376
Total cost of revenue	6,472,754	6,117,329	7,131,714	6,421,308	6,053,591	6,149,454	5,392,784	6,067,698

Gross profit:
Article Galaxy	1,323,917	1,245,082	1,418,647	1,265,354	1,300,151	1,288,751	1,247,611	945,351
Reprints and ePrints	230,430	218,095	284,820	244,398	199,654	253,114	150,883	370,099
Total gross profit	1,554,347	1,463,177	1,703,467	1,509,752	1,499,805	1,541,865	1,398,494	1,315,450

Operating expenses:
Selling, general and administrative	1,559,903	1,362,790	1,494,984	1,397,517	1,307,749	1,437,509	1,705,698	1,627,606
Depreciation and amortization	14,738	16,934	25,005	60,792	72,088	65,254	56,359	50,770
Stock-based compensation expense	143,741	506,634	106,521	113,798	107,719	88,532	82,621	90,953
Foreign currency transaction loss	1,317	4,004	57,647	25,624	10,847	2,935	6,669	7,353
Total operating expenses	1,719,699	1,890,362	1,684,157	1,597,731	1,498,403	1,594,230	1,851,347	1,776,682

Net income (loss):
Loss from continuing operations	(178,820)	(439,257)	(1,816)	(94,176)	(6,936)	(59,724)	(459,754)	(467,604)
Income (loss) from discontinued operations	-	163,453	-	-	1,152,951	(540,858)	(216,579)	21,048
Net income (loss)	$(178,820)	$(275,804)	$(1,816)	$(94,176)	$1,146,015	$(600,582)	$(676,333)	$(446,556)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.01)	$(0.03)	$-	$(0.01)	$-	$-	$(0.03)	$(0.03)
Income (loss) per share from discontinued operations	$-	$0.01	$-	$-	$0.07	$(0.03)	$(0.01)	$-
Net income (loss) per share	$(0.01)	$(0.02)	$-	$(0.01)	$0.07	$(0.03)	$(0.04)	$(0.03)
Basic weighted average common shares outstanding	17,564,070	17,462,484	17,457,404	17,456,711	17,406,012	17,392,213	17,392,213	17,171,633

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.01)	$(0.03)	$-	$(0.01)	$-	$-	$(0.03)	$(0.03)
Income (loss) per share from discontinued operations	$-	$0.01	$-	$-	$0.07	$(0.03)	$(0.01)	$-
Net income (loss) per share	$(0.01)	$(0.02)	$-	$(0.01)	$0.07	$(0.03)	$(0.04)	$(0.03)
Diluted weighted average common shares outstanding	17,564,070	17,462,484	17,457,404	17,456,711	17,407,428	17,392,213	17,392,213	17,171,633

Comparison of the Three Months Ended September 30, 2015 and 2014

Results of Operations

	Three Months Ended
	September 30,
	2015	2014

Revenue	$8,027,101	$7,553,396
Cost of revenue	6,472,754	6,053,591
Gross profit	1,554,347	1,499,805

Operating expenses:
Selling, general and administrative	1,559,903	1,307,749
Stock-based compensation expense	143,741	107,719
Depreciation and amortization	14,738	72,088
Foreign currency transaction loss	1,317	10,847
Total operating expenses	1,719,699	1,498,403
Income (loss) from operations	(165,352)	1,402

Other income (expenses):
Interest expense	(4,993)	(3,198)
Other income	2,769	298
Total other expenses	(2,224)	(2,900)

Loss from continuing operations before provision for income taxes	(167,576)	(1,498)
Provision for income taxes	(11,244)	(5,438)

Loss from continuing operations	(178,820)	(6,936)

Discontinued operations:
Loss from discontinued operations	-	(395,344)
Gain from deconsolidation of former French subsidiary	-	1,548,295
Income from discontinued operations	-	1,152,951

Net income (loss)	(178,820)	1,146,015

Revenue

	Three Months Ended September 30,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Revenue:
Article Galaxy	$5,625,704	$5,224,629	$401,075	7.7%
Reprints and ePrints	2,401,397	2,328,767	72,630	3.1%
Total revenue	$8,027,101	$7,553,396	$473,705	6.3%

Article Galaxy revenue increased $401,075, or 7.7%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to a net increase in orders resulting from the acquisition of new customers. Single article delivery services generate nearly all of the revenue attributable to the Article Galaxy journal article platform. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to the repeat orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to addition or loss of customers.

Revenue from Reprints and ePrints increased $72,630, or 3.1%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to a net increase in orders from new customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Total revenue increased $473,705, or 6.3%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, for the reasons described above.

Cost of Revenue

	Three Months Ended September 30,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Cost of Revenue:
Article Galaxy	$4,301,787	$3,924,478	$377,309	9.6%
Reprints and ePrints	2,170,967	2,129,113	41,854	2.0%
Total cost of revenue	$6,472,754	$6,053,591	$419,163	6.9%

	Three Months Ended September 30,
	2015	2014	2015-2014 Change *
As a percentage of revenue:
Article Galaxy	76.5%	75.1%	1.4%
Reprints and ePrints	90.4%	91.4%	(1.0)%
Total	80.6%	80.1%	0.5%

* The difference between current and prior period cost of revenue as a percentage of revenue

Cost of revenue as a percentage of revenue from Article Galaxy increased to 76.5%, for the three months ended September 30, 2015 compared to 75.1%, for the three months ended September 30, 2014, primarily due to increased content acquisition costs.

Cost of revenue as a percentage of revenue from Reprints and ePrints decreased to 90.4%, for the three months ended September 30, 2015 compared to 91.4%, for the three months ended September 30, 2014, primarily due to decreased content acquisition costs.

Total cost of revenue as a percentage of revenue increased to 80.6%, for the three months ended September 30, 2015 compared to 80.1%, for the three months ended September 30, 2014, for the reasons described above.

Gross Profit

	Three Months Ended September 30,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Gross Profit:
Article Galaxy	$1,323,917	$1,300,151	$23,766	1.8%
Reprints and ePrints	230,430	199,654	30,776	15.4%
Total gross profit	$1,554,347	$1,499,805	$54,542	3.6%

	Three Months Ended September 30,
	2015	2014	2015-2014 Change *
As a percentage of revenue:
Article Galaxy	23.5%	24.9%	(1.4)%
Reprints and ePrints	9.6%	8.6%	1.0%
Total	19.4%	19.9%	(0.5)%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended September 30,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Operating Expenses:
Selling, general and administrative	$1,559,903	$1,307,749	$252,154	19.3%
Depreciation and amortization	14,738	72,088	(57,350)	(79.6)%
Stock-based compensation expense	143,741	107,719	36,022	33.4%
Foreign currency transaction loss	1,317	10,847	(9,530)	(87.9)%
Total operating expenses	$1,719,699	$1,498,403	$221,296	14.8%

Selling, General and Administrative

Selling, general and administrative expenses increased $252,154 or 19.3%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to increases in compensation and consulting fees.

Interest Expense

For the three months ended September 30, 2015, interest expense was $4,993, compared to $3,198 for the three months ended September 30, 2014, an increase of $1,795.

Net Income (Loss)

	Three Months Ended September 30,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Net Income (Loss):
Loss from continuing operations	$(178,820)	$(6,936)	$(171,884)	(2,478.1)%
Income (loss) from discontinued operations	-	1,152,951	(1,152,951)	(100.0)%
Total net income (loss)	$(178,820)	$1,146,015	$(1,324,835)	(115.6)%

Loss from continuing operations increased $171,884 or 2,478.1%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to increased operating expenses as described above. Total net income decreased $1,324,835 or 115.6%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to a gain of $1,548,295 from the deconsolidation of our former French subsidiary in September 2014.

Liquidity and Capital Resources

	Three Months Ended September 30,
Consolidated Statements of Cash Flow Data:	2015	2014
Net cash provided by (used in) operating activities from continuing operations	$110,521	$(86,806)
Net cash used in operating activities of discontinued operations	-	(34,503)
Net cash provided by (used in) operating activities	110,521	(121,309)

Net cash used in investing activities from continuing operations	-	(18,221)
Net cash used in investing activities of discontinued operations	-	-
Net cash used in investing activities	-	(18,221)

Net cash used in financing activities from continuing operations	(1,756)	-
Net cash used in financing activities of discontinued operations	-	(67,515)
Net cash used in financing activities	(1,756)	(67,515)

Effect of exchange rate changes	2,103	(142,207)
Net increase (decrease) in cash and cash equivalents	110,868	(349,252)
Cash and cash equivalents, beginning of period	1,354,158	1,884,667
Cash and cash equivalents, end of period	$1,456,026	$1,535,415

Liquidity

We believe that our current cash resources, our borrowing availability under our existing line of credit, and expected cash flow will be sufficient to sustain operations for the next twelve months. Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $11,188,000. As of September 30, 2015, we had working capital of $980,208 and stockholders’ equity of $1,057,684. For the three months ended September 30, 2015, we recorded a net loss of $178,820, cash provided by operating activities from continuing operations was $110,521. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of September 30, 2015, we had cash and cash equivalents of $1,465,026, compared to $1,354,158 as of June 30, 2015, an increase of $110,868. This increase was primarily due to cash provided by operating activities from continuing operations.

Operating Activities

Net cash provided by operating activities from continuing operations was $110,521 for the three months ended September 30, 2015 and resulted primarily from an increase in accounts payable and accrued expenses of $244,330, partially offset by an increase in prepaid royalties of $146,045.

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

Financing Activities

Net cash used in financing activities from continuing operations was $1,756 for the three months ended September 30, 2015 and resulted from common stock repurchased of $1,756.

Net cash used in financing activities from discontinued operations was $67,515 for the three months ended September 30, 2014.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2015. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of September 30, 2015. The line of credit is secured by our consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2015 and June 30, 2015, respectively.  As of September 30, 2015 and June 30, 2015, approximately $1,600,000 and $2,182,000, respectively, of available credit was unused.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Net income (loss)	$(178,820)	$1,146,015
Add (deduct):
Interest expense	4,993	3,198
Other (income) expense	(2,769)	(298)
Foreign currency transaction loss	1,317	10,847
Provision for income taxes	11,244	5,438
Depreciation and amortization	14,738	72,088
Stock-based compensation	143,741	107,719
(Income) loss from discontinued operations	-	(1,152,951)
Adjusted EBITDA	$(5,556)	$192,056

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2014 our Board of Directors authorized the repurchase of up to $250,000 of our outstanding common stock through November 7, 2015. Purchases may be made from time to time in open market or privately negotiated transactions as determined by our management. The actual timing, number and value of shares repurchased will be determined by our management at its discretion, and will depend on management's evaluation of market conditions and other factors. We have no obligation to repurchase any shares under this authorization, and the repurchase program may be suspended, discontinued or modified at any time, for any reason and without notice.

During the three months ended September 30, 2015, there were no repurchases of shares of common stock under the repurchase program. As of September 30, 2015, $200,518 remains under the current authorization to repurchase our outstanding common stock.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	-		-	-	$250,000
February 1 - February 28, 2015	29,000		$0.85	29,000	$225,323
March 1 - March 31, 2015	25,370	[1]	$1.02	24,300	$200,518
June 1 - June 30, 2015	1,100	[2]	$1.00	-	$200,518
Sept. 1 – Sept. 30, 2015	1,848	[3]	$0.95	-	$200,518
Total	57,318		$0.93	53,300	$200,518

[1]	Includes 1,070 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $1.05 per share for an aggregate amount of approximately $1,124.

[2]	Includes 1,100 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $1.00 per share for an aggregate amount of approximately $1,100.

[3]	Includes 1,848 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $0.95 per share for an aggregate amount of approximately $1,756.

Item 6. Exhibits

See “Exhibit Index” on the page immediately following the signature page hereto for a list of exhibits filed as part of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: November 16, 2015		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: November 16, 2015		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Loan and Security Agreement dated November 4, 2015, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith