Form 10-Q
period 2015-12-31
Research Solutions, Inc.
filed 2016-02-16
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 12, 2016
Common Stock, $0.001 par value	18,446,255

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2015	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,764,126	$1,354,158
Accounts receivable, net of allowance of $55,732 and $69,731, respectively	5,417,002	4,889,937
Prepaid expenses and other current assets	69,000	70,195
Prepaid royalties	603,668	372,581
Total current assets	7,853,796	6,686,871

Other assets:
Property and equipment, net of accumulated depreciation of $615,617 and $585,410, respectively	94,409	83,238
Deposits and other assets	9,360	9,471
Total assets	$7,957,565	$6,779,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,444,719	$5,611,453
Deferred revenue	501,656	75,311
Total current liabilities	6,946,375	5,686,764

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 18,364,827 and 18,242,125 shares issued and outstanding, respectively	18,365	18,242
Additional paid-in capital	16,589,217	16,188,358
Accumulated deficit	(15,561,682)	(15,084,437)
Accumulated other comprehensive loss	(34,710)	(29,347)
Total stockholders’ equity	1,011,190	1,092,816
Total liabilities and stockholders’ equity	$7,957,565	$6,779,580

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenue	$9,315,226	$7,931,060	$17,342,327	$15,484,456
Cost of revenue	7,718,924	6,421,308	14,191,678	12,474,899
Gross profit	1,596,302	1,509,752	3,150,649	3,009,557

Operating expenses:
Selling, general and administrative	1,874,216	1,536,939	3,579,177	2,963,254
Depreciation and amortization	16,096	60,792	30,834	132,880
Total operating expenses	1,890,312	1,597,731	3,610,011	3,096,134
Loss from operations	(294,010)	(87,979)	(459,362)	(86,577)

Other income (expenses):
Interest expense	(3,000)	(4,593)	(7,993)	(7,791)
Other income	4,641	325	7,410	623
Total other income (expenses)	1,641	(4,268)	(583)	(7,168)

Loss from continuing operations before provision for income taxes	(292,369)	(92,247)	(459,945)	(93,745)
Provision for income taxes	(6,056)	(1,929)	(17,300)	(7,367)

Loss from continuing operations	(298,425)	(94,176)	(477,245)	(101,112)

Discontinued operations:
Loss from discontinued operations	-	-	-	(395,344)
Gain from deconsolidation of former French subsidiary	-	-	-	1,548,295
Income from discontinued operations	-	-	-	1,152,951

Net income (loss)	(298,425)	(94,176)	(477,245)	1,051,839

Other comprehensive income (loss):
Foreign currency translation	(7,066)	(2,338)	(5,363)	(6,694)
Comprehensive income (loss)	$(305,491)	$(96,514)	$(482,608)	$1,045,145

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Income per share from discontinued operations	$-	$-	$-	$0.07
Net income (loss) per share	$(0.02)	$(0.01)	$(0.03)	$0.06
Basic weighted average common shares outstanding	17,656,087	17,456,711	17,610,079	17,431,020

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Income per share from discontinued operations	$-	$-	$-	$0.07
Net income (loss) per share	$(0.02)	$(0.01)	$(0.03)	$0.06
Diluted weighted average common shares outstanding	17,656,087	17,456,711	17,610,079	17,840,559

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended December 31, 2015
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, July 1, 2015	18,242,125	$18,242	$16,188,358	$(15,084,437)	$(29,347)	$1,092,816

Fair value of vested stock options	-	-	216,981	-	-	216,981

Fair value of vested restricted common stock	152,000	152	174,182	-	-	174,334

Common stock repurchase and retirement	(29,298)	(29)	(20,119)	-	-	(20,148)

Modification cost of options issued to directors			29,815	-	-	29,815

Net loss for the period	-	-	-	(477,245)	-	(477,245)

Foreign currency translation	-	-	-	-	(5,363)	(5,363)

Balance, December 31, 2015	18,364,827	$18,365	$16,589,217	$(15,561,682)	$(34,710)	$1,011,190

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2015	2014

Cash flow from operating activities:
Net income (loss)	$(477,245)	$1,051,839
Adjustment to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Loss from discontinued operations	-	395,344
Gain from deconsolidation of former French subsidiary	-	(1,548,295)
Depreciation and amortization	30,834	132,880
Fair value of vested stock options	216,981	122,896
Fair value of vested restricted common stock	174,334	98,621
Modification cost of options issued to directors	29,815	-
Changes in operating assets and liabilities:
Accounts receivable	(527,065)	(343,930)
Prepaid expenses and other current assets	1,195	3,400
Prepaid royalties	(231,087)	(271,477)
Deposits and other assets	111	169
Accounts payable and accrued expenses	833,266	383,527
Deferred revenue	426,345	-
Other liability	-	187,907
Net cash provided by operating activities from continuing operations	477,484	212,881
Net cash used in operating activities of discontinued operations	-	(34,503)
Net cash provided by operating activities	477,484	178,378

Cash flow from investing activities:
Purchase of property and equipment	(42,448)	(25,352)
Purchase of intangible assets	-	(27,666)
Net cash used in investing activities from continuing operations	(42,448)	(53,018)

Cash flow from financing activities:
Advance under line of credit	500,000	1,000,000
Payment under line of credit	(500,000)	(1,000,000)
Common stock repurchase and retirement	(20,148)	-
Net cash used in financing activities from continuing operations	(20,148)	-
Net cash used in financing activities of discontinued operations	-	(67,515)
Net cash used in financing activities	(20,148)	(67,515)

Effect of exchange rate changes	(4,920)	(143,888)
Net increase (decrease) in cash and cash equivalents	409,968	(86,043)
Cash and cash equivalents, beginning of period	1,354,158	1,884,667
Cash and cash equivalents, end of period	$1,764,126	$1,798,624

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$17,300	$7,367
Cash paid for interest	$7,993	$7,791

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2015 and 2014 (Unaudited)

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

The Company derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations for the six months ended December 31, 2014.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. The Company has determined based on discussions with French counsel that it is remote that the Company will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, the Company has eliminated any respective liability as of June 30, 2015.

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

Cash denominated in Euros with a US Dollar equivalent of $47,076 and $112,880 at December 31, 2015 and June 30, 2015, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The following table summarizes revenue concentrations:

	Three Months Ended December 31,			Six Months Ended December 31,
	2015	2014		2015	2014
Customer A	11%		*	11%		*

The following table summarizes accounts receivable concentrations:

	As of
	December 31,		June 30,
	2015		2015
Customer A	11%			*
Customer B		*	13%

The following table summarizes vendor concentrations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Vendor A	18%	18%	17%	16%
Vendor B	23%	14%	17%	13%
Vendor C	*	11%	*	*
Vendor D	*	11%	*	10%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to $5,805 and $25,624 for the three months ended December 31, 2015 and 2014, respectively and $7,122 and $36,471, for the six months ended December 31, 2015 and 2014, respectively.

The following table summarizes the exchange rates used:

	Six Months Ended December 31,		Year Ended June 30,
	2015	2014	2015	2014
Period end Euro : US Dollar exchange rate	1.09	1.22	1.11	1.36
Average period Euro : US Dollar exchange rate	1.10	1.29	1.20	1.36

Period end Mexican Peso : US Dollar exchange rate	0.06	0.07	0.06	0.08
Average period Mexican Peso : US Dollar exchange rate	0.06	0.07	0.07	0.08

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At December 31, 2015 potentially dilutive securities include options to acquire 2,808,503 shares of common stock and warrants to acquire 305,000 shares of common stock.  At December 31, 2014 potentially dilutive securities include options to acquire 1,954,501 shares of common stock and warrants to acquire 305,000 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three and six months ended December 31, 2015 and the three months ended December 31, 2014, because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the six months ended December 31, 2014, the calculation of diluted earnings per share includes unvested restricted common stock, stock options and warrants, calculated under the treasury stock method.

The calculation of basic and diluted net income (loss) per share is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations	$(298,425)	$(94,176)	$(477,245)	$(101,112)
Income (loss) from discontinued operations	-	-	-	1,152,951
Net income (loss)	$(298,425)	$(94,176)	$(477,245)	$1,051,839

Denominator:
Weighted average shares outstanding (basic)	17,656,087	17,456,711	17,610,079	17,431,020
Effect of dilutive unvested restricted common stock	-	-	-	407,943
Effect of dilutive stock options and warrants	-	-	-	1,596
Weighted average shares outstanding (diluted)	17,656,087	17,456,711	17,610,079	17,840,559

Income (loss) per share from continuing operations:
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Income (loss) per share from discontinued operations:
Basic	$-	$-	$-	$0.07
Diluted	$-	$-	$-	$0.07

Net income (loss) per share:
Basic	$(0.02)	$(0.01)	$(0.03)	$0.06
Diluted	$(0.02)	$(0.01)	$(0.03)	$0.06

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

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable.  The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2015. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of December 31, 2015. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2015 and June 30, 2015, respectively.  As of December 31, 2015 and June 30, 2015, approximately $2,927,000 and $2,182,000, respectively, of available credit was unused under the line of credit.

Note 4. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 21, 2014, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan (including issuance of restricted common stock) increased from 3,000,000 to 5,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 1,014,842 shares available for grant under the Plan as of December 31, 2015. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2015	2,466,836	$1.22	2,256,254	$1.21	210,582	$1.29
Granted	341,667	0.72	331,000	0.71	10,667	0.90
Options vesting	-	-	93,238	1.30	(93,238)	1.30
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at December 31, 2015	2,808,503	$1.16	2,680,492	$1.15	128,011	$1.25

The weighted average remaining contractual life of all options outstanding as of December 31, 2015 was 6.48 years. The remaining contractual life for options vested and exercisable at December 31, 2015 was 6.73 years. Furthermore, there was no aggregate intrinsic value of options outstanding as of December 31, 2015, and there was also no aggregate intrinsic value of options vested and exercisable at December 31, 2015, in each case based on the fair value of the Company’s common stock on December 31, 2015. During the six months ended December 31, 2015, the Company granted 341,667 options to employees and directors with a fair value of $140,717.  The fair value was calculated using a Black-Scholes option pricing model with the following assumptions: (i) volatility rate of between 80.4% and 81.8%, (ii) discount rate between 1.73% and 1.87%, (iii) zero expected dividend yield, and (iv) expected term between 5 and 6 years based upon the average of the term of the option and the vesting period. The total fair value of options vested during the six months ended December 31, 2015 was $246,796 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of December 31, 2015, the amount of unvested compensation related to these options was $89,565 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of December 31, 2015 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.65	6,150	8.86	2,563
0.70	300,000	9.93	300,000
0.77	59,500	8.64	37,250
0.80	16,000	9.64	16,000
0.90	25,667	9.60	15,000
1.00	370,890	3.19	347,000
1.02	287,000	4.58	287,000
1.05	158,445	9.40	150,000
1.07	53,898	6.79	53,898
1.10	330,000	9.50	330,000
1.15	278,000	7.11	278,000
1.20	31,414	8.39	18,325
1.25	32,000	7.13	32,000
1.30	263,000	6.18	263,000
1.50	380,000	2.06	380,000
1.75	1,067	8.08	622
1.80	190,050	7.73	146,886
1.85	24,000	7.39	22,000
1.97	1,422	7.90	948
Total	2,808,503		2,680,492

On December 4, 2015, stock options originally issued to directors to purchase an aggregate of 250,000 shares of the Company’s common stock were modified to extend the amount of time allowed to exercise the stock options after separation from three months to twenty four months. Stock-based compensation cost of $29,815 was recorded during the three months ended December 31, 2015 as a result of the modification.

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2015	305,000	$1.26
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2015	305,000	$1.26
Exercisable, June 30, 2015	305,000	$1.26
Exercisable, December 31, 2015	305,000	$1.26

There was no intrinsic value for all warrants outstanding as of December 31, 2015, based on the fair value of the Company’s common stock on December 31, 2015.

Additional information regarding warrants outstanding and exercisable as of December 31, 2015 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	150,000	5.98	150,000
1.25	150,000	4.85	150,000
3.50	2,500	0.50	2,500
4.00	2,500	0.50	2,500
Total	305,000		305,000

Restricted Common Stock

Prior to July 1, 2015, the Company issued 889,321 shares of restricted common stock to employees valued at $971,897, of which $405,504 had been recognized as an expense.

During the six months ended December 31, 2015, the Company issued an additional 152,000 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $136,800 based on the market price of our common stock of $0.90 per share on the date of grant, which will be amortized over the three-year vesting period. Restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of restricted common stock vested during the three and six months ended December 31, 2015 was $87,167 and $174,334, respectively, and is included in selling, general and administrative expenses in the accompanying statement of operations. As of December 31, 2015, the amount of unvested compensation related to all issuances of restricted common stock was $529,220, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2015	736,746	$0.96
Granted	152,000	0.90
Vested	(216,811)	0.92
Forfeited	-	-
Non-vested, December 31, 2015	671,935	$0.95

Common Stock Repurchase and Retirement

On November 7, 2014 the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s outstanding shares of common stock through November 7, 2015. As of December 31, 2015, the Company repurchased 53,300 shares of common stock under the repurchase program at an average price of approximately $0.93 per share for an aggregate amount of approximately $49,482. As of December 31, 2015, the authorization to repurchase the Company’s outstanding common stock has expired.

During the six months ended December 31, 2015, the Company repurchased 29,298 shares of common stock from employees at an average market price of approximately $0.69 per share for an aggregate amount of approximately $20,148. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock.

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

Note 5. Income Taxes

For the three and six months ended December 31, 2015, the Company incurred net losses of $298,425 and $477,245, respectively. For the six months ended December 31, 2014, net income was $1,051,839 and the Company did not record any provision for income taxes primarily because the gain from deconsolidation of our former French subsidiary (discussed further in note 6) was a non-taxable disposition of the Company’s interest in its former French subsidiary.

In accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards and temporary differences related to stock based compensation. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of December 31, 2015, the Company does not have any liabilities for unrecognized tax uncertainties.

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

The Company deconsolidated the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations for the six months ended December 31, 2014. The gain from deconsolidation of the Company’s former French subsidiary consists of the following:

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

Revenue and expenses from discontinued operations were as follows:

	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014

Revenue	$-	$1,164,314
Cost of revenue	-	849,174
Gross profit	-	315,140

Operating expenses:
Selling, general and administrative	-	660,500
Depreciation and amortization	-	44,027
Total operating expenses	-	704,527
Loss from discontinued operations before other income (expenses)	-	(389,387)

Other income (expenses):
Interest expense	-	(5,957)

Loss from discontinued operations	$-	$(395,344)

Basic loss per common share:
Loss per share from discontinued operations	$-	$(0.02)
Basic weighted average common shares outstanding	-	17,406,012

Diluted loss per common share:
Loss per share from discontinued operations	$-	$(0.02)
Diluted weighted average common shares outstanding	-	17,407,428

Note 7. Subsequent Events

On February 8, 2016, the Company issued 81,428 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $49,000 based on the market price of our common stock of $0.60 per share on the date of grant, which will be amortized over the three-year vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2015 and 2014 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

In accordance with consolidation guidance we derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations for the six months ended December 31, 2014.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. We have determined based on discussions with French counsel that it is remote that we will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, we have eliminated any respective liability as of June 30, 2015.

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

Recent Accounting Pronouncements

Please refer to footnote to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for a discussion of Recent Accounting Pronouncements.

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2015	2015	2015	2015	2014	2014	2014	2014
Revenue:
Article Galaxy	$5,795,311	$5,625,704	$5,414,124	$5,666,717	$5,071,504	$5,224,629	$4,996,205	$4,954,003
Reprints and ePrints	3,519,915	2,401,397	2,166,382	3,168,464	2,859,556	2,328,767	2,695,114	1,837,275
Total revenue	9,315,226	8,027,101	7,580,506	8,835,181	7,931,060	7,553,396	7,691,319	6,791,278

Cost of revenue:
Article Galaxy	4,489,127	4,301,787	4,169,042	4,248,070	3,806,150	3,924,478	3,707,454	3,706,392
Reprints and ePrints	3,229,797	2,170,967	1,948,287	2,883,644	2,615,158	2,129,113	2,442,000	1,686,392
Total cost of revenue	7,718,924	6,472,754	6,117,329	7,131,714	6,421,308	6,053,591	6,149,454	5,392,784

Gross profit:
Article Galaxy	1,306,184	1,323,917	1,245,082	1,418,647	1,265,354	1,300,151	1,288,751	1,247,611
Reprints and ePrints	290,118	230,430	218,095	284,820	244,398	199,654	253,114	150,883
Total gross profit	1,596,302	1,554,347	1,463,177	1,703,467	1,509,752	1,499,805	1,541,865	1,398,494

Operating expenses:
Selling, general and administrative	1,591,022	1,559,903	1,362,790	1,494,984	1,397,517	1,307,749	1,437,509	1,705,698
Depreciation and amortization	16,096	14,738	16,934	25,005	60,792	72,088	65,254	56,359
Stock-based compensation expense	277,389	143,741	506,634	106,521	113,798	107,719	88,532	82,621
Foreign currency transaction loss	5,805	1,317	4,004	57,647	25,624	10,847	2,935	6,669
Total operating expenses	1,890,312	1,719,699	1,890,362	1,684,157	1,597,731	1,498,403	1,594,230	1,851,347

Net income (loss):
Loss from continuing operations	(298,425)	(178,820)	(439,257)	(1,816)	(94,176)	(6,936)	(59,724)	(459,754)
Income (loss) from discontinued operations	-	-	163,453	-	-	1,152,951	(540,858)	(216,579)
Net income (loss)	$(298,425)	$(178,820)	$(275,804)	$(1,816)	$(94,176)	$1,146,015	$(600,582)	$(676,333)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.02)	$(0.01)	$(0.03)	$-	$(0.01)	$-	$-	$(0.03)
Income (loss) per share from discontinued operations	$-	$-	$0.01	$-	$-	$0.07	$(0.03)	$(0.01)
Net income (loss) per share	$(0.02)	$(0.01)	$(0.02)	$-	$(0.01)	$0.07	$(0.03)	$(0.04)
Basic weighted average common shares outstanding	17,656,087	17,564,070	17,462,484	17,457,404	17,456,711	17,406,012	17,392,213	17,392,213

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.02)	$(0.01)	$(0.03)	$-	$(0.01)	$-	$-	$(0.03)
Income (loss) per share from discontinued operations	$-	$-	$0.01	$-	$-	$0.07	$(0.03)	$(0.01)
Net income (loss) per share	$(0.02)	$(0.01)	$(0.02)	$-	$(0.01)	$0.07	$(0.03)	$(0.04)
Diluted weighted average common shares outstanding	17,656,087	17,564,070	17,462,484	17,457,404	17,456,711	17,407,428	17,392,213	17,392,213

Comparison of the Three and Six Months Ended December 31, 2015 and 2014

Results of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenue	$9,315,226	$7,931,060	$17,342,327	$15,484,456
Cost of revenue	7,718,924	6,421,308	14,191,678	12,474,899
Gross profit	1,596,302	1,509,752	3,150,649	3,009,557

Operating expenses:
Selling, general and administrative	1,591,022	1,397,517	3,150,925	2,705,266
Depreciation and amortization	16,096	60,792	30,834	132,880
Stock-based compensation expense	277,389	113,798	421,130	221,517
Foreign currency transaction loss	5,805	25,624	7,122	36,471
Total operating expenses	1,890,312	1,597,731	3,610,011	3,096,134
Loss from operations	(294,010)	(87,979)	(459,362)	(86,577)

Other income (expenses):
Interest expense	(3,000)	(4,593)	(7,993)	(7,791)
Other income	4,641	325	7,410	623
Total other income (expenses)	1,641	(4,268)	(583)	(7,168)

Loss from continuing operations before provision for income taxes	(292,369)	(92,247)	(459,945)	(93,745)
Provision for income taxes	(6,056)	(1,929)	(17,300)	(7,367)

Loss from continuing operations	(298,425)	(94,176)	(477,245)	(101,112)

Discontinued operations:
Loss from discontinued operations	-	-	-	(395,344)
Gain from deconsolidation of former French subsidiary	-	-	-	1,548,295
Income from discontinued operations	-	-	-	1,152,951

Net income (loss)	$(298,425)	$(94,176)	$(477,245)	$1,051,839

Revenue

	Three Months Ended December 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Revenue:
Article Galaxy	$5,795,311	$5,071,504	$723,807	14.3%
Reprints and ePrints	3,519,915	2,859,556	660,359	23.1%
Total revenue	$9,315,226	$7,931,060	$1,384,166	17.5%

	Six Months Ended December 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Revenue:
Article Galaxy	$11,421,015	$10,296,133	$1,124,882	10.9%
Reprints and ePrints	5,921,312	5,188,323	732,989	14.1%
Total revenue	$17,342,327	$15,484,456	$1,857,871	12.0%

Article Galaxy revenue increased $723,807, or 14.3%, for the three months ended December 31, 2015 compared to the three months ended December 31, 2014, and $1,124,882, or 10.9%, for the six months ended December 31, 2015 compared to the six months ended December 31, 2014. In both periods, the increase was primarily due to a net increase in orders resulting from the acquisition of new customers. Single article delivery services generate nearly all of the revenue attributable to the Article Galaxy journal article platform. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to addition or loss of customers.

Revenue from Reprints and ePrints increased $660,359, or 23.1%, for the three months ended December 31, 2015 compared to the three months ended December 31, 2014, and $732,989, or 14.1%, for the six months ended December 31, 2015 compared to the six months ended December 31, 2014. In both periods, the increase was primarily due to a net increase in orders from new customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Total revenue increased $1,384,166, or 17.5%, for the three months ended December 31, 2015 compared to the three months ended December 31, 2014, and $1,857,871, or 12.0%, for the six months ended December 31, 2015 compared to the six months ended December 31, 2014, for the reasons described above.

Cost of Revenue

	Three Months Ended December 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Cost of Revenue:
Article Galaxy	$4,489,127	$3,806,150	$682,977	17.9%
Reprints and ePrints	3,229,797	2,615,158	614,639	23.5%
Total cost of revenue	$7,718,924	$6,421,308	$1,297,616	20.2%

	Three Months Ended December 31,
	2015	2014	2015-2014 Change *
As a percentage of revenue:
Article Galaxy	77.5%	75.0%	2.4%
Reprints and ePrints	91.8%	91.5%	0.3%
Total	82.9%	81.0%	1.9%

* The difference between current and prior period cost of revenue as a percentage of revenue

	Six Months Ended December 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Cost of Revenue:
Article Galaxy	$8,790,914	$7,730,628	$1,060,286	13.7%
Reprints and ePrints	5,400,764	4,744,271	656,493	13.8%
Total cost of revenue	$14,191,678	$12,474,899	$1,716,779	13.8%

	Six Months Ended December 31,
	2015	2014	2015-2014 Change *
As a percentage of revenue:
Article Galaxy	77.0%	75.1%	1.9%
Reprints and ePrints	91.2%	91.4%	(0.2)%
Total	81.8%	80.6%	1.3%

* The difference between current and prior period cost of revenue as a percentage of revenue

Cost of revenue as a percentage of revenue from Article Galaxy increased to 77.5%, for the three months ended December 31, 2015 compared to 75.0%, for the three months ended December 31, 2014, and to 77.0%, for the six months ended December 31, 2015 compared to 75.1%, for the six months ended December 31, 2014. In both periods, the increase primarily resulted from a reduction in average service fee revenue per transaction on new customer accounts.

Cost of revenue as a percentage of revenue from Reprints and ePrints increased to 91.8%, for the three months ended December 31, 2015 compared to 91.5%, for the three months ended December 31, 2014, primarily due to increased content acquisition costs. Cost of revenue as a percentage of revenue from Reprints and ePrints decreased to 91.2%, for the six months ended December 31, 2015 compared to 91.4%, for the six months ended December 31, 2014, primarily due to decreased content acquisition costs.

Total cost of revenue as a percentage of revenue increased to 82.9%, for the three months ended December 31, 2015 compared to 81.0%, for the three months ended December 31, 2014, and to 81.8%, for the six months ended December 31, 2015 compared to 80.6%, for the six months ended December 31, 2014, for the reasons described above.

Gross Profit

	Three Months Ended December 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Gross Profit:
Article Galaxy	$1,306,184	$1,265,354	$40,830	3.2%
Reprints	290,118	244,398	45,720	18.7%
Total gross profit	$1,596,302	$1,509,752	$86,550	5.7%

	Three Months Ended December 31,
	2015	2014	2015-2014 Change *
As a percentage of revenue:
Article Galaxy	22.5%	25.0%	(2.4)%
Reprints and ePrints	8.2%	8.5%	(0.3)%
Total	17.1%	19.0%	(1.9)%

* The difference between current and prior period gross profit as a percentage of revenue

	Six Months Ended December 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Gross Profit:
Article Galaxy	$2,630,101	$2,565,505	$64,596	2.5%
Reprints	520,548	444,052	76,496	17.2%
Total gross profit	$3,150,649	$3,009,557	$141,092	4.7%

	Six Months Ended December 31,
	2015	2014	2015-2014 Change *
As a percentage of revenue:
Article Galaxy	23.0%	24.9%	(1.9)%
Reprints and ePrints	8.8%	8.6%	0.2%
Total	18.2%	19.4%	(1.3)%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended December 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Operating Expenses:
Selling, general and administrative	$1,591,022	$1,397,517	$193,505	13.8%
Depreciation and amortization	16,096	60,792	(44,696)	(73.5)%
Stock-based compensation expense	277,389	113,798	163,591	143.8%
Foreign currency transaction loss	5,805	25,624	(19,819)	(77.3)%
Total operating expenses	$1,890,312	$1,597,731	$292,581	18.3%

	Six Months Ended December 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Operating Expenses:
Selling, general and administrative	$3,150,925	$2,705,266	$445,659	16.5%
Depreciation and amortization	30,834	132,880	(102,046)	(76.8)%
Stock-based compensation expense	421,130	221,517	199,613	90.1%
Foreign currency transaction loss	7,122	36,471	(29,349)	(80.5)%
Total operating expenses	$3,610,011	$3,096,134	$513,877	16.6%

Selling, General and Administrative

Selling, general and administrative expenses increased $193,505 or 13.8%, for the three months ended December 31, 2015 compared to the three months ended December 31, 2014, and $445,659 or 16.5%, for the six months ended December 31, 2015 compared to the six months ended December 31, 2014. In both periods, the increases were primarily due to increases in sales and marketing, and administrative compensation and consulting fees.

Interest Expense

For the three months ended December 31, 2015, interest expense was $3,000, compared to $4,593 for the three months ended December 31, 2014, a decrease of $1,593. For the six months ended December 31, 2015, interest expense was $7,993, compared to $7,791 for the six months ended December 31, 2014, an increase of $202.

Net Income (Loss)

	Three Months Ended December 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Net Income (Loss):
Loss from continuing operations	(298,425)	(94,176)	(204,249)	(216.9)%
Income (loss) from discontinued operations	-	-	-	-%
Total net loss	$(298,425)	$(94,176)	$(204,249)	(216.9)%

	Six Months Ended December 31,
	2015	2014	2015-2014 $ Change	2015-2014 % Change
Net Income (Loss):
Loss from continuing operations	(477,245)	(101,112)	(376,133)	(372.0)%
Income (loss) from discontinued operations	-	1,152,951	(1,152,951)	(100.0)%
Total net income (loss)	$(477,245)	$1,051,839	$(1,529,084)	(145.4)%

Loss from continuing operations increased $204,249 or 216.9%, for the three months ended December 31, 2015 compared to the three months ended December 31, 2014, primarily due to increased operating expenses as described above. Loss from continuing operations increased $376,133 or 372%, for the six months ended December 31, 2015 compared to the six months ended December 31, 2015, primarily due to increased operating expenses as described above.

Total net income decreased $1,529,084 or 145.4%, for the six months ended December 31, 2015 compared to the six months ended December 31, 2014, primarily due to a gain of $1,548,295 from the deconsolidation of our former French subsidiary in September 2014.

Liquidity and Capital Resources

	Six Months Ended December 31,
Consolidated Statements of Cash Flow Data:	2015	2014
Net cash provided by operating activities from continuing operations	$477,484	$212,881
Net cash used in operating activities of discontinued operations	-	(34,503)
Net cash provided by operating activities	477,484	178,378

Net cash used in investing activities from continuing operations	(42,448)	(53,018)
Net cash used in investing activities of discontinued operations	-	-
Net cash used in investing activities	(42,448)	(53,018)

Net cash used in financing activities from continuing operations	(20,148)	-
Net cash used in financing activities of discontinued operations	-	(67,515)
Net cash used in financing activities	(20,148)	(67,515)

Effect of exchange rate changes	(4,920)	(143,888)
Net increase (decrease) in cash and cash equivalents	409,968	(86,043)
Cash and cash equivalents, beginning of period	1,354,158	1,884,667
Cash and cash equivalents, end of period	$1,764,126	$1,798,624

Liquidity

We believe that our current cash resources, our borrowing availability under our existing line of credit, and expected cash flow will be sufficient to sustain operations for the next twelve months. Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $11,188,000. As of December 31, 2015, we had working capital of $907,421 and stockholders’ equity of $1,011,190. For the six months ended December 31, 2015, we recorded a net loss of $477,245, cash provided by operating activities from continuing operations was $477,484. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of December 31, 2015, we had cash and cash equivalents of $1,764,126, compared to $1,354,158 as of June 30, 2015, an increase of $409,968. This increase was primarily due to cash provided by operating activities from continuing operations.

Operating Activities

Net cash provided by operating activities from continuing operations was $477,484 for the six months ended December 31, 2015 and resulted primarily from an increase in accounts payable and accrued expenses of $833,266, partially offset by an increase in accounts receivable of $527,065.

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

Investing Activities

Net cash used in investing activities from continuing operations was $42,448 for the six months ended December 31, 2015 and resulted from the purchase of property and equipment.

Net cash used in investing activities from continuing operations was $53,018 for the six months ended December 31, 2014 and resulted from the purchase of intangible assets and property and equipment.

Financing Activities

Net cash used in financing activities from continuing operations was $20,148 for the six months ended December 31, 2015 and resulted from common stock repurchased.

Net cash used in financing activities from discontinued operations was $67,515 for the six months ended December 31, 2014.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2015. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of December 31, 2015. The line of credit is secured by our consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2015 and June 30, 2015, respectively.  As of December 31, 2015 and June 30, 2015, approximately $2,927,000 and $2,182,000, respectively, of available credit was unused.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income (loss)	$(298,425)	$(94,176)	$(477,245)	$1,051,839
Add (deduct):
Interest expense	3,000	4,593	7,993	7,791
Other (income) expense	(4,641)	(325)	(7,410)	(623)
Foreign currency transaction loss	5,805	25,624	7,122	36,471
Provision for income taxes	6,056	1,929	17,300	7,367
Depreciation and amortization	16,096	60,792	30,834	132,880
Stock-based compensation	277,389	113,798	421,130	221,517
(Income) loss from discontinued operations	-	-	-	(1,152,951)
Adjusted EBITDA	$5,280	$112,235	$(276)	$304,291

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2015, there were no repurchases of shares of common stock under the repurchase program. As of December 31, 2015, the authorization to repurchase the Company’s outstanding common stock has expired.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	-		-	-	$250,000
February 1 - February 28, 2015	29,000		$0.85	29,000	$225,323
March 1 - March 31, 2015	25,370	[1]	$1.02	24,300	$200,518
June 1 - June 30, 2015	1,100	[2]	$1.00	-	$200,518
Sept. 1 – Sept. 30, 2015	1,848	[3]	$0.95	-	$200,518
Dec. 1 – Dec. 31, 2015	27,450	[4]	$0.67	-	-
Total	85,838		$0.85	53,300	-

1 Includes 1,070 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $1.05 per share for an aggregate amount of approximately $1,124.

2 Includes 1,100 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $1.00 per share for an aggregate amount of approximately $1,100.

3 Includes 1,848 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $0.95 per share for an aggregate amount of approximately $1,756.

4 Includes 27,450 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $0.67 per share for an aggregate amount of approximately $18,391.

Item 6. Exhibits

See “Exhibit Index” on the page immediately following the signature page hereto for a list of exhibits filed as part of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: February 16, 2016		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: February 16, 2016		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith

