Form 10-Q
period 2016-03-31
Research Solutions, Inc.
filed 2016-05-16
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 9, 2016
Common Stock, $0.001 par value	18,582,860

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,923,970	$1,354,158
Accounts receivable, net of allowance of $52,858 and $69,731, respectively	5,503,938	4,889,937
Prepaid expenses and other current assets	133,562	70,195
Prepaid royalties	187,901	372,581
Total current assets	7,749,371	6,686,871

Other assets:
Property and equipment, net of accumulated depreciation of $629,693 and $585,410, respectively	87,800	83,238
Intangible assets, net of accumulated amortization of $6,350 and $0, respectively	114,450	-
Deposits and other assets	9,365	9,471
Total assets	$7,960,986	$6,779,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,175,743	$5,611,453
Deferred revenue	617,711	75,311
Total current liabilities	6,793,454	5,686,764

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 18,582,860 and 18,242,125 shares issued and outstanding, respectively	18,514	18,242
Additional paid-in capital	16,719,637	16,188,358
Accumulated deficit	(15,529,306)	(15,084,437)
Accumulated other comprehensive loss	(41,313)	(29,347)
Total stockholders’ equity	1,167,532	1,092,816
Total liabilities and stockholders’ equity	$7,960,986	$6,779,580

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenue	$8,724,217	$8,835,181	$26,066,544	$24,319,637
Cost of revenue	6,959,203	7,131,714	21,150,881	19,606,613
Gross profit	1,765,014	1,703,467	4,915,663	4,713,024

Operating expenses:
Selling, general and administrative	1,665,090	1,659,152	5,244,267	4,622,406
Depreciation and amortization	30,310	25,005	61,144	157,885
Total operating expenses	1,695,400	1,684,157	5,305,411	4,780,291
Income (loss) from operations	69,614	19,310	(389,748)	(67,267)

Other income (expenses):
Interest expense	(6,389)	(3,875)	(14,382)	(11,666)
Other income (expense)	(25,639)	275	(18,229)	898
Total other expenses	(32,028)	(3,600)	(32,611)	(10,768)

Income (loss) from continuing operations before provision for income taxes	37,586	15,710	(422,359)	(78,035)
Provision for income taxes	(5,210)	(17,526)	(22,510)	(24,893)

Income (loss) from continuing operations	32,376	(1,816)	(444,869)	(102,928)

Discontinued operations:
Loss from discontinued operations	-	-	-	(395,344)
Gain from deconsolidation of former French subsidiary	-	-	-	1,548,295
Income from discontinued operations	-	-	-	1,152,951

Net income (loss)	32,376	(1,816)	(444,869)	1,050,023

Other comprehensive income (loss): Foreign currency translation	(6,603)	(962)	(11,966)	(7,656)
Comprehensive income (loss)	$25,773	$(2,778)	$(456,835)	$1,042,367

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$-	$-	$(0.03)	$(0.01)
Income per share from discontinued operations	$-	$-	$-	$0.07
Net income (loss) per share	$-	$-	$(0.03)	$0.06
Basic weighted average common shares outstanding	17,707,900	17,457,404	17,642,449	17,440,275

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$-	$-	$(0.03)	$(0.01)
Income per share from discontinued operations	$-	$-	$-	$0.07
Net income (loss) per share	$-	$-	$(0.03)	$0.06
Diluted weighted average common shares outstanding	18,464,000	17,457,404	17,642,449	17,893,217

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Nine Months Ended March 31, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, July 1, 2015	18,242,125	$18,242	$16,188,358	$(15,084,437)	$(29,347)	$1,092,816

Fair value of vested stock options	-	-	245,523	-	-	245,523

Fair value of vested restricted common stock	370,033	301	276,059	-	-	276,360

Common stock repurchase and retirement	(29,298)	(29)	(20,118)	-	-	(20,147)

Modification cost of options issued to directors	-	-	29,815	-	-	29,815

Net loss for the period	-	-	-	(444,869)	-	(444,869)

Foreign currency translation	-	-	-	-	(11,966)	(11,966)

Balance, March 31, 2016	18,582,860	$18,514	$16,719,637	$(15,529,306)	$(41,313)	$1,167,532

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2016	2015

Cash flow from operating activities:
Net income (loss)	$(444,869)	$1,050,023
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations:
Loss from discontinued operations	-	395,344
Gain from deconsolidation of former French subsidiary	-	(1,548,295)
Depreciation and amortization	61,145	157,885
Fair value of vested stock options	245,523	163,702
Fair value of vested restricted common stock	276,360	164,336
Modification cost of options issued to directors	29,815	-
Changes in operating assets and liabilities:
Accounts receivable	(614,001)	(1,601,375)
Prepaid expenses and other current assets	(63,367)	(2,116)
Prepaid royalties	184,680	(541,129)
Deposits and other assets	106	207
Accounts payable and accrued expenses	564,290	1,454,383
Deferred revenue	542,400	-
Other liability	-	187,907
Net cash provided by (used in) operating activities from continuing operations	782,082	(119,128)
Net cash used in operating activities of discontinued operations	-	(34,503)
Net cash provided by (used in) operating activities	782,082	(153,631)

Cash flow from investing activities:
Purchase of property and equipment	(49,784)	(67,555)
Purchase of intangible assets	(130,800)	(27,666)
Net cash used in investing activities from continuing operations	(180,584)	(95,221)

Cash flow from financing activities:
Advance under line of credit	1,000,000	1,500,000
Payment under line of credit	(1,000,000)	(1,500,000)
Common stock repurchase and retirement	(20,147)	(50,605)
Net cash used in financing activities from continuing operations	(20,147)	(50,605)
Net cash used in financing activities of discontinued operations	-	(67,515)
Net cash used in financing activities	(20,147)	(118,120)

Effect of exchange rate changes	(11,539)	(144,659)
Net increase (decrease) in cash and cash equivalents	569,812	(511,631)
Cash and cash equivalents, beginning of period	1,354,158	1,884,667
Cash and cash equivalents, end of period	$1,923,970	$1,373,036

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$22,510	$24,893
Cash paid for interest	$14,382	$11,666

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2016 and 2015 (Unaudited)

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

The Company derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations for the nine months ended March 31, 2015.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. The Company has determined based on discussions with French counsel that it is remote that the Company will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, the Company has eliminated any respective liability as of June 30, 2015.

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

Cash denominated in Euros with a US Dollar equivalent of $70,241 and $112,880 at March 31, 2016 and June 30, 2015, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and nine months ended March 31, 2016 and 2015.

The following table summarizes accounts receivable concentrations:

	As of
	March 31,	June 30,
	2016	2015
Customer A	*	13%

The following table summarizes vendor concentrations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Vendor A	18%	25%	16%	19%
Vendor B	*	10%	*	10%
Vendor C	*	*	*	*
Vendor D	*	10%	13%	12%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a gain of $2,829 for the three months ended March 31, 2016, a loss of $57,647 for the three months ended March 31, 2015, and a loss of $4,293 and $94,118, for the nine months ended March 31, 2016 and 2015, respectively.

The following table summarizes the exchange rates used:

	Nine Months Ended March 31,		Year Ended June 30,
	2016	2015	2015	2014
Period end Euro : US Dollar exchange rate	1.14	1.09	1.11	1.36
Average period Euro : US Dollar exchange rate	1.10	1.24	1.20	1.36

Period end Mexican Peso : US Dollar exchange rate	0.06	0.07	0.06	0.08
Average period Mexican Peso : US Dollar exchange rate	0.06	0.07	0.07	0.08

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At March 31, 2016 potentially dilutive securities include options to acquire 2,551,028 shares of common stock and warrants to acquire 205,000 shares of common stock.  At March 31, 2015 potentially dilutive securities include options to acquire 1,978,391 shares of common stock and warrants to acquire 305,000 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the nine months ended March 31, 2016 and the three months ended March 31, 2015, because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the three months ended March 31, 2016 and nine months ended March 31, 2015, the calculation of diluted earnings per share includes unvested restricted common stock, stock options and warrants, calculated under the treasury stock method.

The calculation of basic and diluted net income (loss) per share is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Numerator:
Income (loss) from continuing operations	$32,376	$(1,816)	$(444,869)	$(102,928)
Income (loss) from discontinued operations	-	-	-	1,152,951
Net income (loss)	$32,376	$(1,816)	$(444,869)	$1,050,023

Denominator:
Weighted average shares outstanding (basic)	17,707,900	17,457,404	17,642,449	17,440,275
Effect of dilutive unvested restricted common stock	755,998	-	-	449,212
Effect of dilutive stock options and warrants	102	-	-	3,730
Weighted average shares outstanding (diluted)	18,464,000	17,457,404	17,642,449	17,893,217

Income (loss) per share from continuing operations:
Basic	$-	$-	$(0.03)	$(0.01)
Diluted	$-	$-	$(0.03)	$(0.01)

Income (loss) per share from discontinued operations:
Basic	$-	$-	$-	$0.07
Diluted	$-	$-	$-	$0.07

Net income (loss) per share:
Basic	$-	$-	$(0.03)	$0.06
Diluted	$-	$-	$(0.03)	$0.06

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

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases.  ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3.	Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable.  The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2016. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which the Company maintains an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of March 31, 2016. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2016 and June 30, 2015, respectively.  As of March 31, 2016 and June 30, 2015, approximately $3,172,000 and $2,182,000, respectively, of available credit was unused under the line of credit.

Note 4.	Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 21, 2014, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan (including issuance of restricted common stock) increased from 3,000,000 to 5,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 1,054,284 shares available for grant under the Plan as of March 31, 2016. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2015	2,466,836	$1.22	2,256,254	$1.21	210,582	$1.29
Granted	354,817	0.72	256,000	0.72	98,817	0.71
Options vesting	-	-	200,741	0.79	(200,741)	0.79
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	(270,625)	1.04	(265,469)	1.03	(5,156)	1.80
Outstanding at March 31, 2016	2,551,028	$1.17	2,447,526	$1.17	103,502	$1.61

The weighted average remaining contractual life of all options outstanding as of March 31, 2016 was 5.98 years. The remaining contractual life for options vested and exercisable at March 31, 2016 was 6.19 years. Furthermore, the aggregate intrinsic value of options outstanding as of March 31, 2016 was $59,899, and the aggregate intrinsic value of options vested and exercisable at March 31, 2016 was $52,693, in each case based on the fair value of the Company’s common stock on March 31, 2016. During the nine months ended March 31, 2016, the Company granted 354,817 options to employees and directors with a fair value of $145,451.  The fair value was calculated using a Black-Scholes option pricing model with the following assumptions: (i) volatility rate of between 80.3% and 81.8%, (ii) discount rate between 1.38% and 1.87%, (iii) zero expected dividend yield, and (iv) expected term between 5 and 6 years based upon the average of the term of the option and the vesting period. The total fair value of options that vested during the nine months ended March 31, 2016 was $275,338 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of March 31, 2016, the amount of unvested compensation related to these options was $61,150 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of March 31, 2016 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	9.91	-
0.60	5,000	9.87	-
0.65	6,150	8.61	3,075
0.70	225,000	9.68	225,000
0.77	59,500	8.39	40,958
0.80	16,000	9.39	16,000
0.90	25,667	9.35	15,000
1.00	370,890	2.96	356,954
1.02	287,000	4.33	287,000
1.05	108,445	9.15	100,000
1.07	53,898	6.55	53,898
1.10	255,000	9.25	255,000
1.15	228,000	6.86	228,000
1.20	31,414	8.14	20,943
1.25	32,000	6.88	32,000
1.30	263,000	5.93	263,000
1.50	380,000	1.81	380,000
1.75	1,067	7.83	711
1.80	169,425	7.48	144,920
1.85	24,000	7.14	24,000
1.97	1,422	7.65	1,067
Total	2,551,028		2,447,526

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

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2015	305,000	$1.26
Granted	-	-
Exercised	-	-
Expired/Cancelled	(100,000)	1.22
Outstanding, March 31, 2016	205,000	$1.28
Exercisable, June 30, 2015	305,000	$1.26
Exercisable, March 31, 2016	205,000	$1.28

There was no intrinsic value for warrants outstanding as of March 31, 2016, based on the fair value of the Company's common stock on March 31, 2016.

Additional information regarding warrants outstanding and exercisable as of March 31, 2016 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	100,000	5.73	100,000
1.25	100,000	4.60	100,000
3.50	2,500	0.25	2,500
4.00	2,500	0.25	2,500
Total	205,000		205,000

Restricted Common Stock

Prior to July 1, 2015, the Company issued 889,321 shares of restricted common stock to employees valued at $971,897, of which $405,504 had been recognized as an expense.

During the nine months ended March 31, 2016, the Company issued an additional 373,033 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $266,254 based on the market price of our common stock ranging from $0.59 to $0.90 per share on the date of grant, which will be amortized over the three-year vesting period. Restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of restricted common stock vested during the three and nine months ended March 31, 2016 was $102,026 and $276,360, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations. As of March 31, 2016, the amount of unvested compensation related to issuances of restricted common stock was $556,648, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2015	736,746	$0.96
Granted	370,033	0.72
Vested	(333,869)	0.97
Forfeited	-	-
Non-vested, March 31, 2016	772,910	$0.84

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

During the nine months ended March 31, 2016, the Company repurchased 29,298 shares of common stock from employees at an average market price of approximately $0.69 per share for an aggregate amount of $20,147. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock.

Note 5. Income Taxes

For the three and nine months ended March 31, 2016, the Company recognized net income of $32,376 and net loss of $444,869, respectively. For the nine months ended March 31, 2015, net income was $1,050,023 and the Company did not record any provision for income taxes primarily because the gain from deconsolidation of our former French subsidiary (discussed further in note 6) was a non-taxable disposition of the Company’s interest in its former French subsidiary.

In accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards and temporary differences related to stock based compensation. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of March 31, 2016, the Company does not have any liabilities for unrecognized tax uncertainties.

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

The Company deconsolidated the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations for the nine months ended March 31, 2015. The gain from deconsolidation of the Company’s former French subsidiary consists of the following:

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

Revenue and expenses from discontinued operations were as follows:

Nine Months Ended March 31, 2015

Revenue	$1,164,314
Cost of revenue	849,174
Gross profit	315,140

Operating expenses:
Selling, general and administrative	660,500
Depreciation and amortization	44,027
Total operating expenses	704,527
Loss from discontinued operations before other income (expenses)	(389,387)

Other income (expenses):
Interest expense	(5,957)

Loss from discontinued operations	$(395,344)

Basic loss per common share:
Loss per share from discontinued operations	$(0.02)
Basic weighted average common shares outstanding	17,440,275

Diluted loss per common share:
Loss per share from discontinued operations	$(0.02)
Diluted weighted average common shares outstanding	17,893,217

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2016 and 2015 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

In accordance with consolidation guidance we derecognized the assets, liabilities and other comprehensive income of TAAG with a resulting non-cash gain on deconsolidation of $1,548,295 recorded on the consolidated statements of operations for the nine months ended March 31, 2015.  In addition, comparative information for prior periods have been restated to segregate the assets, liabilities, revenue, expenses, and cash flows related to TAAG as discontinued operations. We have determined based on discussions with French counsel that it is remote that we will be liable for the unsatisfied liabilities of TAAG as a result of the insolvency process in France, and as a result, we have eliminated any respective liability as of June 30, 2015.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2016	2015	2015	2015	2015	2014	2014	2014
Revenue:
Article Galaxy	$6,515,161	$5,795,311	$5,625,704	$5,414,124	$5,666,717	$5,071,504	$5,224,629	$4,996,205
Reprints and ePrints	2,209,056	3,519,915	2,401,397	2,166,382	3,168,464	2,859,556	2,328,767	2,695,114
Total revenue	8,724,217	9,315,226	8,027,101	7,580,506	8,835,181	7,931,060	7,553,396	7,691,319

Cost of revenue:
Article Galaxy	4,940,236	4,489,127	4,301,787	4,169,042	4,248,070	3,806,150	3,924,478	3,707,454
Reprints and ePrints	2,018,967	3,229,797	2,170,967	1,948,287	2,883,644	2,615,158	2,129,113	2,442,000
Total cost of revenue	6,959,203	7,718,924	6,472,754	6,117,329	7,131,714	6,421,308	6,053,591	6,149,454

Gross profit:
Article Galaxy	1,574,925	1,306,184	1,323,917	1,245,082	1,418,647	1,265,354	1,300,151	1,288,751
Reprints and ePrints	190,089	290,118	230,430	218,095	284,820	244,398	199,654	253,114
Total gross profit	1,765,014	1,596,302	1,554,347	1,463,177	1,703,467	1,509,752	1,499,805	1,541,865

Operating expenses:
Selling, general and administrative	1,537,351	1,591,022	1,559,903	1,362,790	1,494,984	1,397,517	1,307,749	1,437,509
Depreciation and amortization	30,310	16,096	14,738	16,934	25,005	60,792	72,088	65,254
Stock-based compensation expense	130,568	277,389	143,741	506,634	106,521	113,798	107,719	88,532
Foreign currency transaction loss (gain)	(2,829)	5,805	1,317	4,004	57,647	25,624	10,847	2,935
Total operating expenses	1,695,400	1,890,312	1,719,699	1,890,362	1,684,157	1,597,731	1,498,403	1,594,230

Net income (loss):
Income (loss) from continuing operations	32,376	(298,425)	(178,820)	(439,257)	(1,816)	(94,176)	(6,936)	(59,724)
Income (loss) from discontinued operations	-	-	-	163,453	-	-	1,152,951	(540,858)
Net income (loss)	$32,376	$(298,425)	$(178,820)	$(275,804)	$(1,816)	$(94,176)	$1,146,015	$(600,582)

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$-	$(0.02)	$(0.01)	$(0.03)	$-	$(0.01)	$-	$-
Income (loss) per share from discontinued operations	$-	$-	$-	$0.01	$-	$-	$0.07	$(0.03)
Net income (loss) per share	$-	$(0.02)	$(0.01)	$(0.02)	$-	$(0.01)	$0.07	$(0.03)
Basic weighted average common shares outstanding	17,707,900	17,656,087	17,564,070	17,462,484	17,457,404	17,456,711	17,406,012	17,392,213

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$-	$(0.02)	$(0.01)	$(0.03)	$-	$(0.01)	$-	$-
Income (loss) per share from discontinued operations	$-	$-	$-	$0.01	$-	$-	$0.07	$(0.03)
Net income (loss) per share	$-	$(0.02)	$(0.01)	$(0.02)	$-	$(0.01)	$0.07	$(0.03)
Diluted weighted average common shares outstanding	18,464,000	17,656,087	17,564,070	17,462,484	17,457,404	17,456,711	17,407,428	17,392,213

Comparison of the Three and Nine Months Ended March 31, 2016 and 2015

Results of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenue	$8,724,217	$8,835,181	$26,066,544	$24,319,637
Cost of revenue	6,959,203	7,131,714	21,150,881	19,606,613
Gross profit	1,765,014	1,703,467	4,915,663	4,713,024

Operating expenses:
Selling, general and administrative	1,537,351	1,494,984	4,688,276	4,200,250
Depreciation and amortization	30,310	25,005	61,144	157,885
Stock-based compensation expense	130,568	106,521	551,698	328,038
Foreign currency transaction loss (gain)	(2,829)	57,647	4,293	94,118
Total operating expenses	1,695,400	1,684,157	5,305,411	4,780,291
Income (loss) from operations	69,614	19,310	(389,748)	(67,267)

Other income (expenses):
Interest expense	(6,389)	(3,875)	(14,382)	(11,666)
Other income (expense)	(25,639)	275	(18,229)	898
Total other expenses	(32,028)	(3,600)	(32,611)	(10,768)

Income (loss) from continuing operations before provision for income taxes	37,586	15,710	(422,359)	(78,035)
Provision for income taxes	(5,210)	(17,526)	(22,510)	(24,893)

Income (loss) from continuing operations	32,376	(1,816)	(444,869)	(102,928)

Discontinued operations:
Loss from discontinued operations	-	-	-	(395,344)
Gain from deconsolidation of former French subsidiary	-	-	-	1,548,295
Income from discontinued operations	-	-	-	1,152,951

Net income (loss)	$32,376	$(1,816)	$(444,869)	$1,050,023

Revenue

	Three Months Ended March 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Revenue:
Article Galaxy	$6,515,161	$5,666,717	$848,444	15.0%
Reprints and ePrints	2,209,056	3,168,464	(959,408)	(30.3)%
Total revenue	$8,724,217	$8,835,181	$(110,964)	(1.3)%

	Nine Months Ended March 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Revenue:
Article Galaxy	$17,936,176	$15,962,850	$1,973,326	12.4%
Reprints and ePrints	8,130,368	8,356,787	(226,419)	(2.7)%
Total revenue	$26,066,544	$24,319,637	$1,746,907	7.2%

Article Galaxy revenue increased $848,444, or 15.0%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, and $1,973,326, or 12.4%, for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. In both periods, the increase was primarily due to a net increase in orders resulting from the acquisition of new customers. Single article delivery services generate nearly all of the revenue attributable to the Article Galaxy journal article platform. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to addition or loss of customers.

Revenue from Reprints and ePrints decreased $959,408, or 30.3%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, and $226,419, or 2.7%, for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. In both periods, the decrease was primarily due to a net decrease in orders from existing customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Total revenue decreased $110,964, or 1.3%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, and increased $1,746,907, or 7.2%, for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015, for the reasons described above.

Cost of Revenue

	Three Months Ended March 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Cost of Revenue:
Article Galaxy	$4,940,236	$4,248,070	$692,166	16.3%
Reprints and ePrints	2,018,967	2,883,644	(864,677)	(30.0)%
Total cost of revenue	$6,959,203	$7,131,714	$(172,511)	(2.4)%

	Three Months Ended March 31,
	2016	2015	2016-2015 Change *
As a percentage of revenue:
Article Galaxy	75.8%	75.0%	0.8%
Reprints and ePrints	91.4%	91.0%	0.4%
Total	79.8%	80.7%	(1.0)%

* The difference between current and prior period cost of revenue as a percentage of revenue

	Nine Months Ended March 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Cost of Revenue:
Article Galaxy	$13,731,150	$11,978,698	$1,752,452	14.6%
Reprints and ePrints	7,419,731	7,627,915	(208,184)	(2.7)%
Total cost of revenue	$21,150,881	$19,606,613	$1,544,268	7.9%

	Nine Months Ended March 31,
	2016	2015	2016-2015 Change *
As a percentage of revenue:
Article Galaxy	76.6%	75.0%	1.6%
Reprints and ePrints	91.3%	91.3%	0.0%
Total	81.1%	80.6%	0.5%

* The difference between current and prior period cost of revenue as a percentage of revenue

Cost of revenue as a percentage of revenue from Article Galaxy increased to 75.8%, for the three months ended March 31, 2016 compared to 75.0%, for the three months ended March 31, 2015, and to 76.6%, for the nine months ended March 31, 2016 compared to 75.0%, for the nine months ended March 31, 2015. In both periods, the increase primarily resulted from a reduction in average service fee revenue per transaction on new customer accounts.

Cost of revenue as a percentage of revenue from Reprints and ePrints increased to 91.4%, for the three months ended March 31, 2016 compared to 91.0%, for the three months ended March 31, 2015, primarily due to increased content acquisition costs.

Total cost of revenue as a percentage of revenue decreased to 79.8%, for the three months ended March 31, 2016 compared to 80.7%, for the three months ended March 31, 2015, and increased to 81.1%, for the nine months ended March 31, 2016 compared to 80.6%, for the nine months ended March 31, 2015, for the reasons described above.

Gross Profit

	Three Months Ended March 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Gross Profit:
Article Galaxy	$1,574,925	$1,418,647	$156,278	11.0%
Reprints	190,089	284,820	(94,731)	(33.3)%
Total gross profit	$1,765,014	$1,703,467	$61,547	3.6%

	Three Months Ended March 31,
	2016	2015	2016-2015 Change *
As a percentage of revenue:
Article Galaxy	24.2%	25.0%	(0.8)%
Reprints and ePrints	8.6%	9.0%	(0.4)%
Total	20.2%	19.3%	0.9%

* The difference between current and prior period gross profit as a percentage of revenue

	Nine Months Ended March 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Gross Profit:
Article Galaxy	$4,205,026	$3,984,152	$220,874	5.5%
Reprints	710,637	728,872	(18,235)	(2.5)%
Total gross profit	$4,915,663	$4,713,024	$202,639	4.3%

	Nine Months Ended March 31,
	2016	2015	2016-2015 Change *
As a percentage of revenue:
Article Galaxy	23.4%	25.0%	(1.6)%
Reprints and ePrints	8.7%	8.7%	0.0%
Total	18.9%	19.4%	(0.5)%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Operating Expenses:
Selling, general and administrative	$1,537,351	$1,494,984	$42,367	2.8%
Depreciation and amortization	30,310	25,005	5,305	21.2%
Stock-based compensation expense	130,568	106,521	24,047	22.6%
Foreign currency transaction loss (gain)	(2,829)	57,647	(60,476)	(104.9)%
Total operating expenses	$1,695,400	$1,684,157	$11,243	0.7%

	Nine Months Ended March 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Operating Expenses:
Selling, general and administrative	$4,688,276	$4,200,250	$488,026	11.6%
Depreciation and amortization	61,144	157,885	(96,741)	(61.3)%
Stock-based compensation expense	551,698	328,038	223,660	68.2%
Foreign currency transaction loss (gain)	4,293	94,118	(89,825)	(95.4)%
Total operating expenses	$5,305,411	$4,780,291	$525,120	11.0%

Selling, General and Administrative

Selling, general and administrative expenses increased $42,367 or 2.8%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, and $488,026 or 11.6%, for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. In both periods, the increases were primarily due to increases in sales and marketing, and administrative compensation and consulting fees.

Interest Expense

For the three months ended March 31, 2016, interest expense was $6,389, compared to $3,875 for the three months ended March 31, 2015, an increase of $2,514. For the nine months ended March 31, 2016, interest expense was $14,382, compared to $11,666 for the nine months ended March 31, 2015, an increase of $2,716.

Net Income (Loss)

	Three Months Ended March 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Net Income (Loss):
Income (loss) from continuing operations	$32,376	$(1,816)	$34,192	(1,882.8)%
Income from discontinued operations	-	-	-	-%
Total net income (loss)	$32,376	$(1,816)	$34,192	(1,882.8)%

	Nine Months Ended March 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Net Income (Loss):
Loss from continuing operations	$(444,869)	$(102,928)	$(341,941)	(332.2)%
Income from discontinued operations	-	1,152,951	(1,152,951)	(100.0)%
Total net income (loss)	$(444,869)	$1,050,023	$(1,494,892)	(142.4)%

Income from continuing operations increased $34,192 or 1,882.8%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to increased gross profit as described above. Loss from continuing operations increased $341,941 or 332.2%, for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2016, primarily due to increased operating expenses as described above.

Total net income decreased $1,494,892 or 142.4%, for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015, primarily due to a gain of $1,548,295 from the deconsolidation of our former French subsidiary in September 2014.

Liquidity and Capital Resources

	Nine Months Ended March 31,
Consolidated Statements of Cash Flow Data:	2016	2015
Net cash provided by (used in) operating activities from continuing operations	$782,082	$(119,128)
Net cash used in operating activities of discontinued operations	-	(34,503)
Net cash provided by (used in) operating activities	782,082	(153,631)

Net cash used in investing activities from continuing operations	(180,584)	(67,555)
Net cash used in investing activities of discontinued operations	-	(27,666)
Net cash used in investing activities	(180,584)	(95,221)

Net cash used in financing activities from continuing operations	(20,147)	(50,605)
Net cash used in financing activities of discontinued operations	-	(67,515)
Net cash used in financing activities	(20,147)	(118,120)

Effect of exchange rate changes	(11,539)	(144,659)
Net increase (decrease) in cash and cash equivalents	569,812	(511,631)
Cash and cash equivalents, beginning of period	1,354,158	1,884,667
Cash and cash equivalents, end of period	$1,923,970	$1,373,036

Liquidity

We believe that our current cash resources, our borrowing availability under our existing line of credit, and expected cash flow will be sufficient to sustain operations for the next twelve months. Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $11,188,000. As of March 31, 2016, we had working capital of $955,917 and stockholders’ equity of $1,167,532. For the nine months ended March 31, 2016, we recorded a net loss of $444,869, cash provided by operating activities from continuing operations was $782,082. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of March 31, 2016, we had cash and cash equivalents of $1,923,970, compared to $1,354,158 as of June 30, 2015, an increase of $569,812. This increase was primarily due to cash provided by operating activities from continuing operations.

Operating Activities

Net cash provided by operating activities from continuing operations was $782,082 for the nine months ended March 31, 2016 and resulted primarily from an increase in accounts payable and accrued expenses of $564,290 and an increase in deferred revenue of $542,400, partially offset by an increase in accounts receivable of $614,001.

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

Investing Activities

Net cash used in investing activities from continuing operations was $180,584 for the nine months ended March 31, 2016 and resulted from the purchase of intangible assets and property and equipment.

Net cash used in investing activities from continuing operations was $95,221 for the nine months ended March 31, 2015 and resulted from the purchase of intangible assets and property and equipment.

Financing Activities

Net cash used in financing activities from continuing operations was $20,147 for the nine months ended March 31, 2016 and resulted from common stock repurchased.

Net cash used in financing activities from continuing operations was $50,605 for the nine months ended March 31, 2015 and resulted from common stock repurchased. Net cash used in financing activities from discontinued operations was $67,515 for the nine months ended March 31, 2015.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2016. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of March 31, 2016. The line of credit is secured by our consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2016 and June 30, 2015, respectively.  As of March 31, 2016 and June 30, 2015, approximately $3,172,000 and $2,182,000, respectively, of available credit was unused.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net income (loss)	$32,376	$(1,816)	$(444,869)	$1,050,023
Add (deduct):
Interest expense	6,389	3,875	14,382	11,666
Other (income) expense	25,639	(275)	18,229	(898)
Foreign currency transaction (gain) loss	(2,829)	57,647	4,293	94,118
Provision for income taxes	5,210	17,526	22,510	24,893
Depreciation and amortization	30,310	25,005	61,144	157,885
Stock-based compensation	130,568	106,521	551,698	328,038
(Income) loss from discontinued operations	-	-	-	(1,152,951)
Adjusted EBITDA	$227,663	$208,483	$227,387	$512,774

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz
Peter Victor Derycz
Date: May 16, 2016		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban
Alan Louis Urban
Date: May 16, 2016		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith

