Form 10-K
period 2016-06-30
Research Solutions, Inc.
filed 2016-09-20
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,426,556 based on the closing price of $0.61 per share as reported on the OTCQB as of that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 16, 2016
Common Stock, $0.001 par value	23,913,231

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

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning our accounting estimates; assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

PART I

Item 1. Business

Company Overview

Research Solutions is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2016: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico. Research Solutions was incorporated in the State of Nevada on November 2, 2006. On March 4, 2013, we amended our Articles of Incorporation to change our name to Research Solutions, Inc. (formerly Derycz Scientific, Inc.).

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

   We provide a cloud based software-as-a-service (“SaaS”) research intelligence platform that allows on-demand access to scientific, technical, and medical (“STM”) information for life science companies, academic institutions, and other research-intensive organizations. We provide three service offerings to our customers: Article Galaxy SaaS Platforms, Article Galaxy Transactions, and Reprints and ePrints.

Article Galaxy SaaS Platforms

Article Galaxy is our cloud-based SaaS solution (“Article Galaxy”), which consists of proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and enhance the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific and technical information.

As a cloud-based SaaS solution, Article Galaxy is deployed as a single system across our entire customer base. Customers access Article Galaxy securely through online web interfaces and via web service APIs, which enable customers to leverage Article Galaxy features and functionality from within proprietary and other 3rd party software systems. Article Galaxy can also be configured to satisfy a customer’s individual preferences in areas such as user experience, business processes, and spend management. As a SaaS solution, Article Galaxy benefits from efficiencies in scalability, stability and development costs, resulting in significant advantages versus multiple instance or installed desktop software alternatives. We leverage these technical efficiencies to fuel rapid innovation and competitive advantage. We are continually improving the functionality of the platform to further differentiate it from potential competition.

Article Galaxy Transactions

Article Galaxy provides our customers with a single source to the universe of published STM content without the limitations of a fixed catalog, and includes over seventy million existing STM articles and over one million newly published STM articles each year. Article Galaxy allows customers to find and download in digital format STM articles that are critical to their research. In addition, Article Galaxy facilitates customers’ compliance with applicable copyright laws.

Researchers and regulatory personnel in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as single article delivery or “document delivery”. We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have arrangements with numerous content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to the addition or loss of customers.

Reprints and ePrints

Marketing departments in life science and other research-intensive organizations generally require large quantities of printed copies of published STM journal articles called Medical Reprints or “Reprints” that are distributed to physicians and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers print their content in-house and prohibit others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders. Electronic copies, called “ePrints”, are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increases the efficiency of our customers’ content purchases by transitioning from paper Reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life science industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Competitive Strengths

We believe that we possess the following competitive strengths:

Services and Technology

We have developed proprietary software, a sophisticated information logistics technology backbone, and Internet-based interfaces that allow customers to initiate orders for accessing full-text research papers 24/7, manage these transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and maximize the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around STM information. Our systems integrate into our customers’ corporate intranets and workflows through the Internet, web services and other integration mechanisms. Our services alleviate the need for our customers to develop internal systems or contact multiple content publishers in order to obtain the content that is critical to their research.

Our services are highly configurable to meet customers’ needs and provide a personalized yet turnkey solution that covers the full spectrum of customer requirements; from identifying and locating articles, to facilitating copyright compliance, maximizing information resources already owned, monitoring, tracking usage, and automating end-user authentication. We continually enhance the performance of our existing proprietary software and systems and develop and implement new technologies that expand the available methods of discovering, obtaining and managing content. Although we are developing Article Galaxy into a next generation research intelligence SaaS platform, our legacy technology functionality and single article delivery services will be one of many integrated offerings within the new SaaS platform.

Experienced Management Team

Our management team has well over 100 years of experience satisfying customers across the information services and STM publishing and technology industries. Further, our CEO Peter Derycz has been an innovator in the space for more than 20 years.

Customer Loyalty

The majority of our revenue comes from our loyal base of repeat customers, indicative of our focus on customer satisfaction and quality. The most recent buyer survey performed by Outsell, an industry research and advisory firm, ranked Reprints Desk first overall and in every category: in customer satisfaction (depth and breadth of coverage, fair pricing, and ease of doing business) and loyalty (intention to renew or continue service, and willingness to recommend the service to others).

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

Growth Strategy

Organic Growth

We seek to grow our customer base through targeted direct and channel promotions of the most current version of the Article Galaxy platform to potential customers. This strategy for sales and marketing is supported by innovative technological systems, competitive pricing and high quality service. We are also positioning our sales force to be able to better serve small and medium sized businesses that we consider to be largely underserved today.

We also submit proposals to potential customers in response to requests for proposals, or “Request for Proposals” (RFPs). We are continually improving our operations and technology to ensure that they are capable of delivering proposed solutions and supporting future growth.

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

Publisher Agreements

We have arrangements with all of the major STM content publishers and most of the smaller STM publishers that allow us to distribute their content, and we regularly advance new business opportunities such as rentals through amendments to existing agreements. In addition, we regularly contact publishers to negotiate additional publisher agreements. A typical publisher agreement would allow us to distribute the publisher’s content according to a negotiated price list, thereby eliminating the need to contact the publisher and obtain the rights for each individual order. The majority of these publishers provide us with electronic access to their content, which allows us to further expedite the delivery of single articles to our customers. In addition, we rely on a small number of content publishers for the majority of our content costs.

Company Services

We generate revenue by providing three service offerings to our customers: Article Galaxy SaaS Platforms, Article Galaxy Transactions, and Reprints and ePrints.

Article Galaxy SaaS Platforms

We charge a subscription fee that allows customers to access and utilize our Article Galaxy software-as-a-service (“SaaS”) platform. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Article Galaxy Transactions

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

Customers and Suppliers

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2016 and 2015.

Approximately 37% and 38% of our content cost for the years ended June 30, 2016 and 2015, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future.

Sales and Marketing

To acquire customers, we rely on sales promotion to sell to large enterprise accounts, and marketing communications to more efficiently recruit small-to-medium and geographically-dispersed enterprises. The promotional mix of tactics we utilize includes: advertising, events, direct response and integrated marketing campaigns, public relations and content publicity, search engine optimization and marketing, thought leadership programs, channel alliances training, and analyst relations. In addition, a portion of our marketing budget is dedicated to research and customer retention, which, we believe, increases total lifetime value per account and generates significant amounts of referrals for new business

Competition

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

•

STM Single Article Delivery Vendors and Content Aggregators - Our primary competitors for global, full-service Single Article Delivery services are Copyright Clearance Center, regional interlibrary loan networks throughout the world such as those owned and operated by OCLC, and numerous national libraries located outside of the United States.

•

Reference Management Applications – We expect to increasingly compete with tools that exist in the marketplace that are used to aid in organizing references, storing personal content assets, and prepare scholarly papers for submission to journals for publication.

•	Customer In-House Services - While Single Article Delivery services are more challenging than Reprint services for our customers to provide in house, many existing and potential customers manage these services internally.

6

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

Employees

As of September 16, 2016, we had 117 full time employees and 3 part-time employees.

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

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For our fiscal years ended June 30, 2016 and 2015, we incurred a net loss of $497,858 and earned a net income of $774,219, respectively. As of June 30, 2016, we had an accumulated deficit of $15,582,295. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2016 and 2015. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 37% and 38% of our content cost for the years ended June 30, 2016 and 2015, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

We are exposed to credit risk on our accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

There were no customers that accounted for greater than 10% of our accounts receivable as of June 30, 2016. Approximately 13% of our accounts receivable as of June 30, 2015 was receivable from our largest customer. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

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

We currently have a line of credit with Silicon Valley Bank, maturing on October 31, 2017, under which there were no outstanding borrowings as of June 30, 2016. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. While we were in compliance with these covenants as of June 30, 2016, we failed to comply with the tangible net worth covenant in December 2011 and July 2013. On both occasions the parties agreed to amend and reset the minimum tangible net worth required under the covenant. Our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

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

Our prior acquisitions have resulted in significant impairment charges and have operated at losses. Our acquisition of Pools in 2010 resulted in an impairment loss of $223,385 during the year ended June 30, 2012 and operations were discontinued in June 2013.

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

Voting power of a significant percentage of our common stock is held by our president and chief executive officer, and his brother-in-law, who together are able to exert significant influence over the outcome of matters to be voted on by our stockholders.

As of September 16, 2016, Peter Victor Derycz, our President and Chief Executive Officer, had voting power equal to approximately 15% of votes eligible to be cast at a meeting of our stockholders. Paul Kessler, the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and had, as of September 16, 2016, voting power equal to approximately 20% of votes eligible to be cast at a meeting of our stockholders. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together currently have the ability to exert significant influence over the election of directors, and other matters submitted to a vote of all of our stockholders. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our common stock is currently quoted on the OTCQB tier of the OTC Markets Group Inc., under the symbol “RSSS.” On September 16, 2016, the last reported sale price of our common stock on the OTCQB was $1.07. As a result, our common stock constitutes a “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2016 we had issued and outstanding 23,809,593 shares of common stock and we had 5,550,979 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2016, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2016, we could issue up to 70,639,428 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

Reprints Desk Latin America S. de R.L. de C.V, rents on a month to month basis approximately 280 square meters of office space in Monterrey, Mexico, for approximately $1,100 (20,000 Mexican Pesos) per month.

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

	High Bid	Low Bid
Year Ended June 30, 2016:
First Quarter (July 1 – September 30)	$1.05	$0.70
Second Quarter (October 1 – December 31)	$0.89	$0.55
Third Quarter (January 1 – March 31)	$0.88	$0.49
Fourth Quarter (April 1 – June 30)	$1.20	$0.84

Year Ended June 30, 2015:
First Quarter (July 1 – September 30)	$1.22	$0.57
Second Quarter (October 1 – December 31)	$0.95	$0.58
Third Quarter (January 1 – March 31)	$1.10	$0.66
Fourth Quarter (April 1 – June 30)	$1.16	$0.87

As of September 16, 2016, we had a total of 23,913,231 shares of our common stock outstanding and the closing sales price was $1.07 per share on the OTCQB. According to the records of our transfer agent, we had 42 record holders of our common stock as of September 16, 2016. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

During the year ended June 30, 2016, there were no repurchases of shares of common stock under the repurchase program. As of December 31, 2015, the authorization to repurchase the Company’s outstanding common stock has expired. In addition, during the year ended June 30, 2016, the Company repurchased 46,898 shares of common stock from employees at an average market price of approximately $0.80 per share for an aggregate amount of $37,747.

During the year ended June 30, 2015, we repurchased 53,300 shares of our common stock under the repurchase program at an average price of approximately $0.93 per share for an aggregate amount of approximately $49,482.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	-		-	-	$250,000
February 1 - February 28, 2015	29,000		$0.85	29,000	$225,323
March 1 - March 31, 2015	25,370	[1]	$1.02	24,300	$200,518
June 1 - June 30, 2015	1,100	[2]	$1.00	-	$200,518
Sept. 1 – Sept. 30, 2015	1,848	[3]	$0.95	-	$200,518
Dec. 1 – Dec. 31, 2015	27,450	[4]	$0.67	-	-
June 1 – June 30, 2016	17,600	[5]	$1.00	-	-
Total	102,368		$0.87	53,300	-

[1]	Includes 1,070 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $1.05 per share for an aggregate amount of approximately $1,124.

[2]	Includes 1,100 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $1.00 per share for an aggregate amount of approximately $1,100.

[3]	Includes 1,848 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $0.95 per share for an aggregate amount of approximately $1,756.

[4]	Includes 27,450 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $0.67 per share for an aggregate amount of approximately $18,391.

[5]	Includes 17,600 shares of common stock surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock, at an average price of approximately $1.00 per share for an aggregate amount of approximately $17,600.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2016 and 2015 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

We provide a cloud based software-as-a-service (“SaaS”) research intelligence platform that allows on-demand access to scientific, technical, and medical (“STM”) information for life science companies, academic institutions, and other research-intensive organizations. We provide three service offerings to our customers: Article Galaxy SaaS Platforms, Article Galaxy Transactions, and Reprints and ePrints.

Article Galaxy SaaS Platforms

Article Galaxy is our cloud-based SaaS solution (“Article Galaxy”), which consists of proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and enhance the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific and technical information.

As a cloud-based SaaS solution, Article Galaxy is deployed as a single system across our entire customer base. Customers access Article Galaxy securely through online web interfaces and via web service APIs, which enable customers to leverage Article Galaxy features and functionality from within proprietary and other 3rd party software systems. Article Galaxy can also be configured to satisfy a customer’s individual preferences in areas such as user experience, business processes, and spend management. As a SaaS solution, Article Galaxy benefits from efficiencies in scalability, stability and development costs, resulting in significant advantages versus multiple instance or installed desktop software alternatives. We leverage these technical efficiencies to fuel rapid innovation and competitive advantage. We are continually improving the functionality of the platform to further differentiate it from potential competition.

Article Galaxy Transactions

Article Galaxy provides our customers with a single source to the universe of published STM content without the limitations of a fixed catalog, and includes over seventy million existing STM articles and over one million newly published STM articles each year. Article Galaxy allows customers to find and download in digital format STM articles that are critical to their research. In addition, Article Galaxy facilitates customers’ compliance with applicable copyright laws.

Researchers and regulatory personnel in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as single article delivery or “document delivery”. We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have arrangements with numerous content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to the addition or loss of customers.

Reprints and ePrints

Marketing departments in life science and other research-intensive organizations generally require large quantities of printed copies of published STM journal articles called Medical Reprints or “Reprints” that are distributed to physicians and at conferences. We obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. The majority of content publishers print their content in-house and prohibit others from printing their content; however, when not prohibited by the content publisher, we use third parties to print Reprint orders. Electronic copies, called “ePrints”, are also used for distribution through the Internet and other electronic mechanisms. We have developed proprietary ePrint software that increases the efficiency of our customers’ content purchases by transitioning from paper Reprints to electronic ePrints, and by improving compliance with applicable copyright laws and promotional regulations within the life science industry. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

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

Revenue Recognition

Our policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing three service offerings to our customers: Article Galaxy SaaS Platforms, Article Galaxy Transactions, and Reprints and ePrints.

Article Galaxy SaaS Platforms

We charge a subscription fee that allows customers to access and utilize our Article Galaxy software-as-a-service (“SaaS”) platform. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Article Galaxy Transactions

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

 Allowance for doubtful accounts

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding.  We established an allowance for doubtful accounts of $52,084 and $69,731 as of June 30, 2016 and 2015, respectively.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of our company. Capital accounts of foreign subsidiaries are translated into US dollars from foreign currencies at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. Although the majority of our revenue and costs are in US dollars the costs of Reprints Desk Latin America are in Mexican Pesos. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2016	2015
Period end Euro : US Dollar exchange rate	1.11	1.11
Average period Euro : US Dollar exchange rate	1.11	1.20

Period end Mexican Peso : US Dollar exchange rate	0.05	0.06
Average period Mexican Peso : US Dollar exchange rate	0.06	0.07

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of fiscal years 2016 and 2015:

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2016	2016	2015	2015	2015	2015	2014	2014
Revenue:
Article Galaxy SaaS platforms	$129,963	$121,034	$92,578	$58,463	$32,000	$45,276	$42,429	$57,168
Article Galaxy transactions	6,025,972	6,394,127	5,702,733	5,567,241	5,382,124	5,621,441	5,029,075	5,167,461
Reprints and ePrints	2,141,466	2,209,056	3,519,915	2,401,397	2,166,382	3,168,464	2,859,556	2,328,767
Total revenue	8,297,401	8,724,217	9,315,226	8,027,101	7,580,506	8,835,181	7,931,060	7,553,396

Cost of revenue:
Article Galaxy SaaS platforms	23,426	21,557	17,177	11,762	7,744	9,538	8,899	10,396
Article Galaxy transactions	4,702,892	4,918,679	4,471,950	4,290,025	4,161,298	4,238,532	3,797,251	3,914,082
Reprints and ePrints	1,986,081	2,018,967	3,229,797	2,170,967	1,948,287	2,883,644	2,615,158	2,129,113
Total cost of revenue	6,712,399	6,959,203	7,718,924	6,472,754	6,117,329	7,131,714	6,421,308	6,053,591

Gross profit:
Article Galaxy SaaS platforms	106,537	99,477	75,401	46,701	24,256	35,738	33,530	46,772
Article Galaxy transactions	1,323,080	1,475,448	1,230,783	1,277,216	1,220,826	1,382,909	1,231,824	1,253,379
Reprints and ePrints	155,385	190,089	290,118	230,430	218,095	284,820	244,398	199,654
Total gross profit	1,585,002	1,765,014	1,596,302	1,554,347	1,463,177	1,703,467	1,509,752	1,499,805

Operating expenses:
Selling, general and administrative	1,423,069	1,537,351	1,591,022	1,559,903	1,362,790	1,494,984	1,397,517	1,307,749
Depreciation and amortization	29,702	30,310	16,096	14,738	16,934	25,005	60,792	72,088
Stock-based compensation expense	162,192	130,568	277,389	143,741	506,634	106,521	113,798	107,719
Foreign currency transaction loss (gain)	994	(2,829)	5,805	1,317	4,004	57,647	25,624	10,847
Total operating expenses	1,615,957	1,695,400	1,890,312	1,719,699	1,890,362	1,684,157	1,597,731	1,498,403

Net income (loss):
Loss from continuing operations	(52,989)	32,376	(298,425)	(178,820)	(439,257)	(1,816)	(94,176)	(6,936)
Income (loss) from discontinued operations	-	-	-	-	163,453	-	-	1,152,951
Net income (loss)	$(52,989)	$32,376	$(298,425)	$(178,820)	$(275,804)	$(1,816)	$(94,176)	$1,146,015

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.01)	$-	$(0.02)	$(0.01)	$(0.03)	$-	$(0.01)	$-
Income (loss) per share from discontinued operations	$-	$-	$-	$-	$0.01	$-	$-	$0.07
Net income (loss) per share	$(0.01)	$-	$(0.02)	$(0.01)	$(0.02)	$-	$(0.01)	$0.07
Basic weighted average common shares outstanding	18,154,762	17,707,900	17,656,087	17,564,070	17,462,484	17,457,404	17,456,711	17,406,012

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.01)	$-	$(0.02)	$(0.01)	$(0.03)	$-	$(0.01)	$-
Income (loss) per share from discontinued operations	$-	$-	$-	$-	$0.01	$-	$-	$0.07
Net income (loss) per share	$(0.01)	$-	$(0.02)	$(0.01)	$(0.02)	$-	$(0.01)	$0.07
Diluted weighted average common shares outstanding	18,154,762	18,464,000	17,656,087	17,564,070	17,462,484	17,457,404	17,456,711	17,407,428

Comparison of the Years Ended June 30, 2016 and 2015

Results of Operations

	Years Ended
	June 30,
	2016	2015

Revenue	$34,363,945	$31,900,143
Cost of revenue	27,863,280	25,723,942
Gross profit	6,500,665	6,176,201

Operating expenses:
Selling, general and administrative	6,111,345	5,563,040
Depreciation and amortization	90,846	174,819
Stock-based compensation expense	713,890	834,672
Foreign currency transaction loss	5,287	98,122
Total operating expenses	6,921,368	6,670,653
Loss from operations	(420,703)	(494,452)

Other expenses:
Interest expense	(17,382)	(18,056)
Other income (expense)	(31,611)	1,215
Total other expenses	(48,993)	(16,841)

Loss from continuing operations before provision for income taxes	(469,696)	(511,293)
Provision for income taxes	(28,162)	(30,892)

Loss from continuing operations	(497,858)	(542,185)

Discontinued operations:
Loss from discontinued operations	-	(395,344)
Gain from deconsolidation of former French subsidiary	-	1,711,748
Income from discontinued operations	-	1,316,404

Net income (loss)	$(497,858)	$774,219

 Revenue

	Years Ended June 30,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Revenue:
Article Galaxy SaaS platforms	$402,038	$176,873	$225,165	127.3%
Article Galaxy transactions	23,690,073	21,200,101	2,489,972	11.7%
Reprints and ePrints	10,271,834	10,523,169	(251,335)	(2.4)%
Total revenue	$34,363,945	$31,900,143	$2,463,802	7.7%

Total revenue increased $2,463,802, or 7.7%, for the year ended June 30, 2016 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Article Galaxy SaaS platforms	h	$225,165	Increased due to the acquisition of new customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Article Galaxy transactions	h	$2,489,972	Increased primarily due to a net increase in orders resulting from the acquisition of new customers. Single article delivery services generate nearly all of the revenue attributable to the Article Galaxy journal article platform. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to the addition or loss of customers.
Reprints and ePrints	i	$251,335	Decreased primarily due to a net decrease in orders from existing customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

 Cost of Revenue

	Years Ended June 30,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Cost of Revenue:
Article Galaxy SaaS platforms	$73,922	$36,577	$37,345	102.1%
Article Galaxy transactions	18,383,546	16,111,163	2,272,383	14.1%
Reprints and ePrints	9,405,812	9,576,202	(170,390)	(1.8)%
Total cost of revenue	$27,863,280	$25,723,942	$2,139,338	8.3%

	Years Ended June 30,
	2016	2015	2016-2015 Change *
As a percentage of revenue:
Article Galaxy SaaS platforms	18.4%	20.7%	(2.3)%
Article Galaxy transactions	77.6%	76.0%	1.6%
Reprints and ePrints	91.6%	91.0%	0.6%
Total	81.1%	80.6%	0.5%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue increased 0.5%, from 80.6% for the previous year to 81.1%, for the year ended June 30, 2016, due to the following:

Category	Impact as percentage of revenue		Key Drivers
Article Galaxy SaaS platforms	i	2.3%	Decreased due to the increased scalability of fixed cost.
Article Galaxy transactions	h	1.6%	Increased primarily due to a reduction in average service fee revenue per transaction on new customer accounts.
Reprints and ePrints	h	0.6%	Increased primarily due to increased content acquisition costs.

Gross Profit

	Years Ended June 30,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Gross Profit:
Article Galaxy SaaS platforms	$328,116	$140,296	$187,820	133.9%
Article Galaxy transactions	5,306,527	5,088,938	217,589	4.3%
Reprints and ePrints	866,022	946,967	(80,945)	(8.5)%
Total gross profit	$6,500,665	$6,176,201	$324,464	5.3%

	Years Ended June 30,
	2016	2015	2016-2015 Change *
As a percentage of revenue:
Article Galaxy SaaS platforms	81.6%	79.3%	2.3%
Article Galaxy transactions	22.4%	24.0%	(1.6)%
Reprints and ePrints	8.4%	9.0%	(0.6)%
Total	18.9%	19.4%	(0.5)%

* The difference between current and prior period gross profit as a percentage of revenue

 Operating Expenses

	Years Ended June 30,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Operating Expenses:
Selling, general and administrative	$6,111,345	$5,563,040	$548,305	9.9%
Depreciation and amortization	90,846	174,819	(83,973)	(48.0)%
Stock-based compensation expense	713,890	834,672	(120,782)	(14.5)%
Foreign currency transaction loss	5,287	98,122	(92,835)	(94.6)%
Total operating expenses	$6,921,368	$6,670,653	$250,715	3.8%

Category	Impact		Key Drivers
Selling, general and administrative	h	$548,305	Increased due to sales and marketing, and administrative compensation and consulting fees.
Depreciation and amortization	i	$83,973	Decreased primarily due to a decrease in the amortization of customer list.

Interest Expense

For the year ended June 30, 2016, interest expense was $17,382, compared to $18,056 for the prior year, a decrease of $674.

Provision for Income Taxes

During the years ended June 30, 2016 and 2015, we recorded a provision for income taxes of $28,162 and $30,892, respectively, a decrease of $2,730.

Net Income (Loss)

	Year Ended June 30,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Net Income (Loss):
Loss from continuing operations	$(497,858)	$(542,185)	$44,327	8.2%
Income (loss) from discontinued operations	-	1,316,404	(1,316,404)	(100.0)%
Total net loss	$(497,858)	$774,219	$(1,272,077)	(164.3)%

Loss from continuing operations decreased $44,327 or 8.2%, for the year ended June 30, 2016 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

Total net loss increased $1,272,077 or 164.3%, for the year ended June 30, 2016 compared to the prior year, primarily due to a one time net gain of $1,316,404 from the deconsolidation of our former French subsidiary during the year ended June 30, 2015.

Liquidity and Capital Resources

	Year Ended June 30,
Consolidated Statements of Cash Flow Data:	2016	2015
Net cash provided by (used in) operating activities from continuing operations	$185,171	$(297,392)
Net cash used in operating activities of discontinued operations	-	(34,503)
Net cash provided by (used in) operating activities	185,171	(331,895)

Net cash used in investing activities	(196,298)	(95,221)

Net cash provided by (used in) financing activities from continuing operations	4,746,083	(51,705)
Net cash used in financing activities of discontinued operations	-	(67,515)
Net cash provided by (used in) financing activities	4,746,083	(119,220)

Effect of exchange rate changes	(12,239)	15,827
Net increase (decrease) in cash and cash equivalents	4,722,717	(530,509)
Cash and cash equivalents, beginning of period	1,354,158	1,884,667
Cash and cash equivalents, end of period	$6,076,875	$1,354,158

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of June 30, 2016, we had working capital of $5,846,408 and stockholders’ equity of $6,041,057. For the year ended June 30, 2016, we recorded a net loss of $497,858, cash provided by operating activities from continuing operations was $185,171. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of June 30, 2016, we had cash and cash equivalents of $6,076,875, compared to $1,354,158 as of June 30, 2015, an increase of $4,722,717. This increase was primarily due to cash provided by financing activities from continuing operations.

Operating Activities

Net cash provided by operating activities from continuing operations was $185,171 for the year ended June 30, 2016 and resulted primarily from an increase in deferred revenue of $292,276, an increase in accounts payable and accrued expenses of $79,315 and a decrease in prepaid royalties of $198,916, partially offset by an increase in accounts receivable of $599,676.

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

Investing Activities

Net cash used in investing activities from continuing operations was $196,298 for the year ended June 30, 2016 and resulted from the purchase of intangible assets and property and equipment.

Net cash used in investing activities from continuing operations was $95,221 for the year ended June 30, 2015 and resulted from the purchase of intangible assets and property and equipment.

 Financing Activities

Net cash provided by financing activities was $4,746,083 for the year ended June 30, 2016 and resulted from the issuance of common stock for cash of $4,783,830.

Net cash used in financing activities was $51,705 for the year ended June 30, 2015 and resulted from common stock repurchased of $51,705. Net cash used in financing activities from discontinued operations was $67,515 for the year ended June 30, 2015.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2016. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of June 30, 2016. The line of credit is secured by our consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2016 and June 30, 2015, respectively.  As of June 30, 2016 and June 30, 2015, approximately $3,390,000 and $2,182,000, respectively, of available credit was unused.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the year ended June 30, 2016 and 2015:

	Year Ended June 30,
	2016	2015
Net income (loss)	$(497,858)	$774,219
Add (deduct):
Interest expense	17,382	18,056
Other (income) expense	31,611	(1,215)
Foreign currency transaction loss	5,287	98,122
Provision for income taxes	28,162	30,892
Depreciation and amortization	90,846	174,819
Stock-based compensation	713,890	834,672
(Income) loss from discontinued operations	-	(1,316,404)
Adjusted EBITDA	$389,320	$613,161

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Research Solutions, Inc. and Subsidiaries

Encino, California

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc. (the “Company”) and Subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Research Solutions, Inc. and Subsidiaries as of June 30, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg and Company, P.A

Los Angeles, California

September 20, 2016

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$6,076,875	$1,354,158
Accounts receivable, net of allowance of $52,084 and $69,731, respectively	5,761,860	5,162,184
Prepaid expenses and other current assets	164,610	70,195
Prepaid royalties	173,665	372,581
Total current assets	12,177,010	6,959,118

Other assets:
Property and equipment, net of accumulated depreciation of $642,051 and $585,410, respectively	82,207	83,238
Intangible assets, net of accumulated amortization of $546,679 and $513,605, respectively	104,848	-
Deposits and other assets	7,594	9,471
Total assets	$12,371,659	$7,051,827

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,690,768	$5,611,453
Deferred revenue	639,834	347,558
Total current liabilities	6,330,602	5,959,011

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 23,809,593 and 18,242,125 shares issued and outstanding, respectively	23,810	18,242
Additional paid-in capital	21,642,763	16,188,358
Accumulated deficit	(15,582,295)	(15,084,437)
Accumulated other comprehensive loss	(43,221)	(29,347)
Total stockholders’ equity	6,041,057	1,092,816
Total liabilities and stockholders’ equity	$12,371,659	$7,051,827

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Years Ended
	June 30,
	2016	2015

Revenue	$34,363,945	$31,900,143
Cost of revenue	27,863,280	25,723,942
Gross profit	6,500,665	6,176,201

Operating expenses:
Selling, general and administrative	6,830,522	6,495,834
Depreciation and amortization	90,846	174,819
Total operating expenses	6,921,368	6,670,653
Loss from operations	(420,703)	(494,452)

Other expenses:
Interest expense	(17,382)	(18,056)
Other income (expense)	(31,611)	1,215
Total other expenses	(48,993)	(16,841)

Loss from continuing operations before provision for income taxes	(469,696)	(511,293)
Provision for income taxes	(28,162)	(30,892)

Loss from continuing operations	(497,858)	(542,185)

Discontinued operations:
Loss from discontinued operations	-	(395,344)
Gain from deconsolidation of former French subsidiary	-	1,711,748
Income from discontinued operations	-	1,316,404

Net income (loss)	(497,858)	774,219

Other comprehensive income (loss):
Foreign currency translation	(13,874)	(10,764)
Comprehensive income (loss)	$(511,732)	$763,455

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$(0.03)
Income (loss) per share from discontinued operations	$-	$0.07
Net income (loss) per share	$(0.03)	$0.04
Basic weighted average common shares outstanding	17,769,827	17,445,812

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$(0.03)
Income (loss) per share from discontinued operations	$-	$0.07
Net income (loss) per share	$(0.03)	$0.04
Diluted weighted average common shares outstanding	17,769,827	17,962,157

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

For the Years Ended June 30, 2016 and 2015

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, July 1, 2014	17,600,242	17,600	15,406,033	(15,858,656)	16,097	(418,926)

Fair value of vested stock options	-	-	488,437	-	-	488,437

Fair value of common stock issued for services	50,000	50	52,450	-	-	52,500

Fair value of vested restricted common stock	647,353	647	239,456			240,103

Repurchase of common stock	(55,470)	(55)	(51,650)	-	-	(51,705)

Modification cost of warrants issued to directors	-	-	53,632	-	-	53,632

Elimination of cumulative translation adjustment upon deconsolidation of former French subsidiary	-	-	-	-	(34,680)	(34,680)

Net loss	-	-	-	774,219	-	774,219

Foreign currency translation	-	-	-	-	(10,764)	(10,764)

Balance, June 30, 2015	18,242,125	18,242	16,188,358	(15,084,437)	(29,347)	1,092,816

Fair value of vested stock options	-	-	305,734	-	-	305,734

Common stock issued for cash	5,200,000	5,200	4,778,630	-	-	4,783,830

Fair value of vested restricted common stock	414,366	415	377,926			378,341

Repurchase of common stock	(46,898)	(47)	(37,700)	-	-	(37,747)

Modification cost of options issued to directors	-	-	29,815	-	-	29,815

Net loss	-	-	-	(497,858)	-	(497,858)

Foreign currency translation	-	-	-	-	(13,874)	(13,874)

Balance, June 30, 2016	23,809,593	$23,810	$21,642,763	$(15,582,295)	$(43,221)	$6,041,057

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2016	2015

Cash flow from operating activities:
Net income (loss)	$(497,858)	$774,219
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	-	395,344
Gain from deconsolidation of former French subsidiary	-	(1,711,748)
Depreciation and amortization	90,846	174,819
Fair value of vested stock options	305,734	488,437
Fair value of common stock issued for services	-	52,500
Fair value of vested restricted common stock	378,341	240,103
Modification cost of warrants issued to directors	-	53,632
Modification cost of options issued to directors	29,815	-
Changes in operating assets and liabilities:
Accounts receivable	(599,676)	(894,950)
Prepaid expenses and other current assets	(94,415)	12,836
Prepaid royalties	198,916	180,108
Deposits and other assets	1,877	238
Accounts payable and accrued expenses	79,315	(138,241)
Deferred revenue	292,276	75,311
Net cash provided by (used in) operating activities from continuing operations	185,171	(297,392)
Net cash used in operating activities of discontinued operations	-	(34,503)
Net cash provided by (used in) operating activities	185,171	(331,895)

Cash flow from investing activities:
Purchase of property and equipment	(58,376)	(67,555)
Purchase of intangible assets	(137,922)	(27,666)
Net cash used in investing activities from continuing operations	(196,298)	(95,221)

Cash flow from financing activities:
Common stock issued for cash	4,783,830	-
Advance under line of credit	1,000,000	2,000,000
Payment under line of credit	(1,000,000)	(2,000,000)
Common stock repurchase and retirement	(37,747)	(51,705)
Net cash provided by (used in) financing activities of continuing operations	4,746,083	(51,705)
Net cash used in financing activities of discontinued operations	-	(67,515)
Net cash provided by (used in) financing activities	4,746,083	(119,220)

Effect of exchange rate changes	(12,239)	15,827
Net increase (decrease) in cash and cash equivalents	4,722,717	(530,509)
Cash and cash equivalents, beginning of period	1,354,158	1,884,667
Cash and cash equivalents, end of period	$6,076,875	$1,354,158

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$28,162	$30,892
Cash paid for interest	$17,382	$18,056

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

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

Nature of Business

We provide a cloud based software-as-a-service (“SaaS”) research efficiency platform that allows on-demand access to scientific, technical, and medical (“STM”) information for life science companies, academic institutions, and other research-intensive organizations. We provide three service offerings to our customers: Article Galaxy SaaS Platforms, Article Galaxy Transactions, and Reprints and ePrints.

Article Galaxy SaaS Platforms

Article Galaxy is our cloud-based SaaS solution (“Article Galaxy”), which consists of proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, improve seamless connectivity to corporate intranets, and enhance the information resources they already own, or have access to via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific information.

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

Article Galaxy Transactions

Article Galaxy provides our customers with a single source to the universe of published STM content that includes over seventy million existing STM articles and over one million newly published STM articles each year. Article Galaxy allows customers to find and download in digital format STM articles that are critical to their research. In addition, Article Galaxy facilitates customers’ compliance with applicable copyright laws.

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

These estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of recorded intangibles, accruals for potential liabilities and assumptions made in valuing equity instruments issued for services or acquisitions.

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2016 or 2015.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.  The Company established an allowance for doubtful accounts of $52,084 and $69,731 as of June 30, 2016 and 2015, respectively.

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

Cash denominated in Euros with a US Dollar equivalent of $76,793 and $112,880 at June 30, 2016 and 2015, respectively, was held in accounts at financial institutions located in Europe.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2016 and 2015.

The following table summarizes accounts receivable concentrations:

	As of June 30,
	2016		2015
Customer A		*	13%

The following table summarizes vendor concentrations:

	Year Ended June 30,
	2016	2015
Vendor A	16%	19%
Vendor B	12%	*
Vendor C	*	10%

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2016 and 2015, the Company did not recognize any impairments for its property and equipment.

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

As of June 30, 2016 and 2015, the Company determined that there were no indicators of impairment of its recorded intangible assets.

Deferred Revenue

Customer deposits and billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Revenue Recognition

The Company’s policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing three service offerings to our customers: Article Galaxy SaaS Platforms, Article Galaxy Transactions, and Reprints and ePrints.

Article Galaxy SaaS Platforms

We charge a subscription fee that allows customers to access and utilize our Article Galaxy software-as-a-service (“SaaS”) platform. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Article Galaxy Transactions

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to $5,287 and $98,122, for the years ended June 30, 2016 and 2015, respectively.

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2016	2015
Period end Euro : US Dollar exchange rate	1.11	1.11
Average period Euro : US Dollar exchange rate	1.11	1.20

Period end Mexican Peso : US Dollar exchange rate	0.05	0.06
Average period Mexican Peso : US Dollar exchange rate	0.06	0.07

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At June 30, 2016 potentially dilutive securities include options to acquire 2,717,193 shares of common stock and warrants to acquire 1,990,000 shares of common stock.  At June 30, 2015 potentially dilutive securities include options to acquire 2,466,836 shares of common stock and warrants to acquire 305,000 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the year ended June 30, 2016 because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the year ended June 30, 2015, the calculation of diluted earnings per share includes stock options, warrants, and unvested restricted common stock, calculated under the treasury stock method.

The calculation of basic and diluted net income (loss) per share is presented below:

	Year Ended June 30,
	2016	2015
Numerator:
Loss from continuing operations	$(497,858)	$(542,185)
Income (loss) from discontinued operations	-	1,316,404
Net income (loss)	$(497,858)	$774,219

Denominator:
Weighted average shares outstanding (basic)	17,769,827	17,445,812
Effect of dilutive unvested restricted common stock	-	507,915
Effect of dilutive stock options and warrants	-	8,430
Weighted average shares outstanding (diluted)	17,769,827	17,962,157

Income (loss) per share from continuing operations:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

Income (loss) per share from discontinued operations:
Basic	$-	$0.07
Diluted	$-	$0.07

Net income (loss) per share:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04

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

Reclassification

The Company has reclassified $272,247 of customer deposits previously included in accounts receivable on June 30, 2015, to deferred revenue to conform to the June 30, 2016 presentation.

Note 3. Property and Equipment

Property and equipment consists of the following as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Computer equipment	$428,657	$380,676
Software	258,924	249,861
Furniture and fixtures	36,677	38,111
Total	724,258	668,648
Less accumulated depreciation	(642,051)	(585,410)
Net, Property and equipment	$82,207	$83,238

Depreciation expense for the years ended June 30, 2016 and 2015 was $57,772 and $91,919, respectively.

Note 4. Intangible Assets

Intangible assets consist of customer lists, which are amortized over an estimated useful life of two years. As of June 30, 2016 and 2015, the Company determined that there were no indicators of impairment of its recorded intangible assets.

Intangible assets consist of the following as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Customer lists	$635,102	$497,180
Intellectual property licenses	16,425	16,425
Total	651,527	513,605
Less accumulated amortization	(546,679)	(513,605)
Net, Intangible assets	$104,848	$-

Amortization expense for the years ended June 30, 2016 and 2015 was $33,074 and $82,900, respectively.

Note 5. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2016. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of June 30, 2016. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2016 and June 30, 2015, respectively.  As of June 30, 2016 and June 30, 2015, approximately $3,390,000 and $2,182,000, respectively, of available credit was unused.

Note 6. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 21, 2014, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan (including issuance of restricted common stock) increased from 3,000,000 to 5,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 843,786 shares available for grant under the Plan as of June 30, 2016. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2014	1,888,851	$1.27	1,526,130	$1.21	362,721	$1.53
Granted	577,985	1.04	495,000	1.07	82,985	0.86
Options vesting	-	-	235,124	1.51	(235,124)	1.51
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at June 30, 2015	2,466,836	1.22	2,256,254	1.21	210,582	1.29
Granted	520,982	0.83	299,750	0.77	221,232	0.68
Options vesting	-	-	226,798	0.87	(226,798)	0.87
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	(270,625)	1.04	(265,469)	1.03	(5,156)	1.80
Outstanding at June 30, 2016	2,717,193	$1.16	2,517,333	$1.17	199,860	$1.06

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2016 and 2015.

	Years Ended June 30,
	2016	2015
Expected dividend yield	0%	0%
Risk-free interest rate	1.17% - 1.87%	1.54% - 1.86%
Expected life (in years)	5 - 6	5 - 6
Expected volatility	80% - 84%	80% - 89%

The weighted average remaining contractual life of all options outstanding as of June 30, 2016 was 5.98 years. The remaining contractual life for options vested and exercisable at June 30, 2016 was 5.72 years. Furthermore, the aggregate intrinsic value of options outstanding as of June 30, 2016 was $172,767, and the aggregate intrinsic value of options vested and exercisable at June 30, 2016 was $157,649, in each case based on the fair value of the Company’s common stock on June 30, 2016.

During the year ended June 30, 2016, the Company granted 520,982 options to employees and directors with a fair value of $256,256.  The fair value was calculated using a Black-Scholes option pricing model with the following assumptions: (i) volatility rate of between 80% and 84%, (ii) discount rate between 1.17% and 1.87%, (iii) zero expected dividend yield, and (iv) expected term between 5 and 6 years based upon the average of the term of the option and the vesting period. The total fair value of options that vested during the year ended June 30, 2016 was $305,734 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of June 30, 2016, the amount of unvested compensation related to these options was $111,744 which will be recorded as an expense in future periods as the options vest.

On December 4, 2015, options originally issued to former directors to purchase an aggregate of 250,000 shares of the Company’s common stock were modified to extend the exercise period from three months to two years.  Stock-based compensation cost of $29,815 was recorded during the year ended June 30, 2016 as a result of the modification.

Additional information regarding stock options outstanding and exercisable as of June 30, 2016 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	9.66	-
0.60	5,000	9.62	-
0.65	6,150	8.36	3,588
0.70	225,000	9.44	225,000
0.77	59,500	8.14	44,667
0.80	16,000	9.15	16,000
0.90	25,667	9.10	15,000
1.00	370,890	2.72	358,942
1.02	287,000	4.08	287,000
1.05	108,445	8.90	103,519
1.07	53,898	6.30	53,898
1.09	166,165	9.90	43,750
1.10	255,000	9.01	255,000
1.15	228,000	6.61	228,000
1.20	31,414	7.89	23,561
1.25	32,000	6.63	32,000
1.30	263,000	4.68	263,000
1.50	380,000	1.56	380,000
1.75	1,067	7.58	800
1.80	169,425	7.23	158,423
1.85	24,000	6.89	24,000
1.97	1,422	7.40	1,185
Total	2,717,193		2,517,333

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2014	904,998	$1.73
Granted	-	-
Exercised	-	-
Expired/Cancelled	(599,998)	1.26
Outstanding, June 30, 2015	305,000	1.26
Granted	1,785,000	1.25
Exercised	-	-
Expired/Cancelled	(100,000)	1.22
Outstanding, June 30, 2016	1,990,000	$1.25
Exercisable, June 30, 2015	305,000	$1.26
Exercisable, June 30, 2016	1,990,000	$1.25

There was no intrinsic value for all warrants outstanding as of June 30, 2016, based on the fair value of the Company’s common stock on June 30, 2016.

On May 22, 2015, warrants originally issued to directors on November 5, 2010 to purchase an aggregate of 150,000 shares of the Company’s common stock were modified to extend the term from five years to ten years. Stock-based compensation cost of $53,632 was recorded during the year ended June 30, 2015 as a result of the modification.

Additional information regarding warrants outstanding and exercisable as of June 30, 2016 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	100,000	5.48	100,000
1.25	1,885,000	4.95	1,885,000
3.50	2,500	-	2,500
4.00	2,500	-	2,500
Total	1,990,000		1,990,000

Restricted Common Stock

Prior to July 1, 2015, the Company issued 889,321 shares of restricted common stock to employees valued at $971,897, of which $405,504 had been recognized as an expense.

During the year ended June 30, 2016, the Company issued an additional 414,366 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $314,577 based on the market price of our common stock ranging from $0.59 to $1.09 per share on the date of grant, which will be amortized over the three-year vesting period. Restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of restricted common stock vested during the year ended June 30, 2016 was $378,341 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of June 30, 2016, the amount of unvested compensation related to issuances of restricted common stock was $502,990, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2014	227,827	1.72
Granted	647,353	0.86
Vested	(138,433)	1.75
Forfeited	-	-
Non-vested, June 30, 2015	736,747	0.96
Granted	414,366	0.76
Vested	(444,471)	0.99
Forfeited	-	-
Non-vested, June 30, 2016	706,642	$0.82

Issuance of Common Stock

On May 22, 2015, the Company issued 50,000 shares of common stock valued at $52,500 to directors for services rendered.

On June 23, 2016, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor, each member of our board of directors and certain of our executive officers (collectively, the “Investors”) pursuant to which we sold to the Investors, on June 24, 2016, an aggregate of 5,200,000 units (the “Units”) at $1.00 per Unit (the “Purchase Price”) for gross proceeds of $5,200,000. Each Unit consists of one share of our common stock (the “Shares”), and one warrant having a term of five years to purchase three-tenths of one share of our common stock at an exercise price of $1.25 per share (the “Warrants”). Net proceeds to the Company was $4,783,830 after payment of broker fees and other direct costs of the offering.

In connection with the financing we entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”) on June 24, 2016, pursuant to which we agreed to register for resale by the Investors the Shares, the shares of common stock issuable upon exercise of the Warrants and the shares of common stock issuable upon exercise of the Placement Agent Warrants (as defined below). We committed to file the registration statement no later than July 24, 2016 and to cause the registration statement to become effective no later than October 22, 2016. The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events, including our failure to file the registration statement on or before July 24, 2016 or cause it to become effective on or before October 22, 2016. The amount of liquidated damages payable to an Investor would be 1.0% of the aggregate amount invested by such Investor for each 30-day period, or pro rata portion thereof, during which the default continues, up to a maximum amount of 10% of the aggregate amount invested by such Investor. On July 22, 2016, we filed a registration statement with the SEC pursuant to the Registration Rights Agreement, but the registration statement has yet to be declared effective.

Common Stock Repurchase and Retirement

On November 7, 2014 the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s outstanding shares of common stock. During the year ended June 30, 2016, there were no repurchases of shares of common stock under the repurchase program. As of December 31, 2015, the authorization to repurchase the Company’s outstanding common stock had expired.

During the year ended June 30, 2016, there were no repurchases of shares of common stock under the repurchase program. As of December 31, 2015, the authorization to repurchase the Company’s outstanding common stock has expired. In addition, during the year ended June 30, 2016, the Company repurchased 46,898 shares of common stock from employees at an average market price of approximately $0.80 per share for an aggregate amount of $37,747.

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

The Company rents on a month to month basis approximately 280 square meters of office space in Monterrey, Mexico, for approximately $1,100 (20,000 Mexican Pesos) per month.

Rent expense, including real estate taxes, for the years ended June 30, 2016 and 2015 was $78,469 and $73,617, respectively.

Annual future minimum lease payments under operating leases for facilities, net of sublease income, and capital leases for equipment as of June 30, 2016 are as follows:

Fiscal Year Ending June 30,	Operating Leases for Facilities
2017	$54,274
Total minimum lease payments	$54,274

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

Note 8. Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2016 and 2015:

	Years Ended June 30,
	2016	2015
Current
Federal	$-	$-
State	3,796	4,892
Foreign (Mexico)	24,366	26,000
Deferred
Federal	-	-
Foreign	-	-
State	-	-
Provision for income tax expense	$28,162	$30,892

During the year ended June 30, 2016, the Company recorded a provision for income tax expense of $28,162 which consisted of $3,796 in state income tax payments and $24,366 in foreign (Mexico) income tax payments. During the year ended June 30, 2015, the Company recorded a provision for income tax expense of $30,892 which consisted of $4,892 in state income tax payments and $26,000 in foreign (Mexico) income tax payments

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended June 30,
	2016	2015
Federal income tax rate	34.0%	34.0%
State tax, net of federal benefit	(5.0)%	(5.0)%
Permanent differences	(5.6)%	167.1%
Effect of reversal of deferred tax liability	-%	-%
Change in valuation allowance	(29.6)%	(200.1)%
Other	-%	-%
Effective income tax rate	(6.2)%	(4.0)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015
Deferred tax assets:
Federal net operating loss carryforward	$2,016,304	$2,482,321
State net operating loss carryforward	415,279	536,444
Intangibles amortization	243,929	239,483
Stock based compensation	1,378,602	1,135,879
Other	200,602	166,602
Total deferred tax assets	4,254,716	4,560,729
Deferred tax liability
Intangible Assets	-	-
Fixed asset depreciation	48,252	42,211
Net deferred tax assets	4,302,968	4,602,940
Less valuation allowance	(4,302,968)	(4,602,940)
	$-	$-

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2016 and 2015 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.  The net change in the valuation allowance for the year ended June 30, 2016 was a decrease of $299,972.

At June 30, 2016 and 2015, the Company had federal net operating loss (“NOL”) carryforwards of approximately $8,716,000 and $10,086,000, respectively, and state NOL carryforwards of approximately $4,862,000 and $6,232,000, respectively. Federal NOLs could, if unused, expire in 2030. State NOLs, if unused, could expire in 2020.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2016 and 2015, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2010.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2016 and 2015, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Year Ended
June 30,
2015

Revenue	$1,164,314
Cost of revenue	849,174
Gross profit	315,140

Operating expenses:
Selling, general and administrative	660,500
Depreciation and amortization	44,027
Total operating expenses	704,527
Loss from discontinued operations before other income (expenses)	(389,387)

Other income (expenses):
Interest expense	(5,957)

Loss from discontinued operations	$(395,344)

Note 10. Subsequent Events

Restricted Common Stock

On August 23, 2016, the Company issued 103,638 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $100,527 based on the market price of our common stock of $0.97 per share on the date of grant, which will be amortized over the three-year vesting period.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2016, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control - Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2016.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of September 16, 2016:

Name	Age	Position	Date of Appointment
Peter Victor Derycz	54	Chief Executive Officer, President and Director	January 6, 2006
Alan Louis Urban	47	Chief Financial Officer and Secretary	November 3, 2011
Scott Ahlberg	53	Chief Operating Officer	July 1, 2007
Janice Peterson	68	Chief Publisher Relations Officer and Director	July 1, 2006
Ian Palmer	41	Chief Sales and Marketing Officer	July 1, 2013
John Regazzi (1)(4)	68	Chairman of the Board	June 22, 2015
Gen. Merrill McPeak (1)(2)	80	Director	November 5, 2010
Chad J. Cooper (1)(3)	46	Director	March 31, 2016

(1)	Member of Audit Committee, Compensation Committee, and Nominating and Governance Committee
(2)	Chairman of the Compensation Committee
(3)	Chairman of the Audit Committee
(4)	Chairman of the Nominating and Governance Committee

 Peter Victor Derycz – Chief Executive Officer and President, Director

Mr. Derycz founded Reprints Desk and has served as its Chief Executive Officer and President since January 6, 2006. Mr. Derycz also served as Chairman of the Board from January 6, 2006 through August 19, 2015. Mr. Derycz was a founder of Infotrieve, Inc. in 1989 and served as its President from February 2003 until September 2003. He served as the Chief Executive Officer of Puerto Luperon, Ltd. (Bahamas), a real estate development company, from January 2004 until December 2005. He currently serves on the Internation Advisory Board of the San Jose State University School of Information, and served as a member of the board of directors of Insignia Systems, Inc. (NASDAQ:ISIG), a consumer products advertising company from 2006 to 2014. Mr. Derycz received a B.A. in Psychology from the University of California at Los Angeles. Our board of directors believes that Mr. Derycz’ familiarity with our day-to-day operations, his strategic vision for our business and his past leadership and management experience make him uniquely qualified to serve as a director.

Alan Louis Urban – Chief Financial Officer and Secretary

Mr. Urban joined Research Solutions in 2011 and has over 20 years of experience in corporate finance and accounting. Mr. Urban has previously served in numerous senior management positions, including: Vice President of Finance and Treasurer for Infotrieve from 2000 to 2004; Chief Financial Officer of a leading online poker company from 2005 to 2006; and Chief Financial Officer of ReachLocal (NASDAQ:RLOC) from 2007 to 2009, an internet marketing company that ranked #1 on Deloitte’s Tech Fast 500 List. Mr. Urban has also held positions as an audit and tax manager in public accounting, and as an internal auditor. He holds a B.S. in Business, with a concentration in Accounting Theory and Practice, from California State University, Northridge and has been a Certified Public Accountant (currently inactive) since 1998.

Scott Ahlberg – Chief Operating Officer

Mr. Ahlberg has effectively served as the Chief Operating Officer since July 1, 2007, and has many years of experience in content and startup businesses. Mr. Ahlberg started with Dynamic Information (EbscoDoc) in the 1980s, then went on to lead Sales and Marketing at Infotrieve, Inc. After leaving Infotrieve in 2005 Mr. Ahlberg provided consulting services to ventures in professional networking and medical podcasting. He joined Reprints Desk in 2006. His areas of expertise include strategic planning, operational innovation, copyright and content licensing, and quality management. Mr. Ahlberg has degrees from Stanford University (B.A., 1984) and the University of London (M.A., 1990).

Janice Peterson –Chief Publisher Relations Officer, Director

Ms. Peterson has served as the Chief Publisher Relations Officer and as a Director since July 1, 2006. She was Vice President for Content Development at Infotrieve, Inc. from 2000 to 2006 and Vice President for Publisher Relations and Content Development at RoweCom, formerly Faxon/Dawson, from 1997 to 2000. Ms. Peterson was at Academic Press (now Elsevier) for 14 years, where her last position was Fulfillment Director. Ms. Peterson is Past Chair of the board of directors for the National Information Standards Organization (NISO), and she is the past chair of the International Committee for EDI in Serials (ICEDIS). She has a degree in History from Whittier College and an M.A. in Asian Studies from California State College, San Diego. She joined Reprints Desk in 2006. Our board of directors believes that Ms. Peterson should serve as a director due to her extensive industry-specific knowledge and business experience, including a familiarity with our day-to-day operations.

Ian Palmer –Chief Sales and Marketing Officer

Mr. Palmer joined Research Solutions in 2008 and has served as our Chief Sales and Marketing Officer since July 1, 2013. He drives our growth through customer retention and acquisition. He has two decades of sales, marketing and communications experience in industries such as online information, high tech and business services. Most recently, Mr. Palmer was responsible for managing enterprise marketing at Safari Books Online, a joint venture of publishers O’Reilly Media, Inc., and Pearson Technology Group, a division of Pearson Education. Previously, Mr. Palmer held senior-level positions at Infotrieve, Inc., Hydra Worldwide Corporation, Singular Publishing Group, Inc., and Impinj, Inc., a previous winner of the Red Herring Top 100 Private Companies of North America Award. Mr. Palmer is from the Pacific Northwest and earned a Bachelor’s Degree in Communications from the University of Washington.

John Regazzi – Chairman of the Board

Mr. Regazzi was appointed to our board of directors on June 22, 2015 and was appointed Chairman of the Board effective August 20, 2015. Mr. Regazzi is an information services and IT industry innovator, with more than four decades of experience. He is currently managing director of Akoya Capital Partners, a sector-focused private investment firm, where for the last few years he has served as its professional information services sector leader. He has also been a professor at the Long Island University’s College of Education, Information and Technology since 2005, and has served as dean of LIU’s College of Information and Computer Science. Before joining Akoya Capital Partners, Mr. Regazzi served for several years as CEO of Elsevier Inc. and managing director of the NYSE-listed Reed Elsevier, the world’s largest publisher and information services company for journal and related scientific, technical and medical content. At Reed Elsevier, he oversaw its expansive electronic publishing portfolio, with a program staff of 3,000 and revenues exceeding $1 billion. He was previously CEO of Engineering Information, which he helped turn around before being acquired by Reed Elsevier. As a recognized industry thought leader, Mr. Regazzi has designed, launched, and managed some of the most innovative and well-known information services in the professional communities, including the Engineering Village, Science Direct, Scirus and Scopus, as well as numerous other electronic information services dating back to the early days of the online and CD-ROM industries. Mr. Regazzi has served on a variety of corporate and industry boards, including the British Standards Institute Group and the American Institute of Physics, and he recently was appointed and serves as chairman of the board of National Technical Information Service, a division of the U.S. Department of Commerce. He currently serves as chairman of DiSTI and Inflexxion, both Akoya portfolio companies, and as a member of the board of managers and Treasurer of AIP Publishing. Mr. Regazzi earned his B.S. from St. Johns University, M.A. from University of Iowa, M.S. from Columbia University, and Ph.D. in Information Science from Rutgers University. Our board of directors concluded that Mr. Regazzi should serve as a director in light of his extensive experience in the information services industry.

General Merrill McPeak – Director

Gen. McPeak was appointed to our Board of directors on November 5, 2010. He is President of McPeak and Associates, a company he founded in 1995. From 1990 until his retirement from active military service in late-1994, he was chief of staff of the U.S. Air Force. During this period, he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad. As a member of the Joint Chiefs of Staff, he and the other service chiefs were military advisors to the Secretary of Defense and the President. Gen. McPeak has served on the board of directors of several publicly traded companies, including long service with Trans World Airlines, Inc. and with the test and measurement company, Tektronix, Inc. He was for many years Chairman of the Board of ECC International Corp., until that company was acquired by Cubic Corporation. Currently, Gen. McPeak is a director of Aerojet Rocketdyne (NYSE: AJRD), Lilis Energy (NASDAQ: LLEX) and Lion Biotechnologies, Inc. (NASDAQ: LBIO). He is a director of Valence Surface Technologies, the country’s largest privately held provider of metal processing and finishing services. General McPeak was a founding investor, director and chairman of Ethicspoint, Inc., a software-as-a-service provider of secure, confidential employee reporting systems, that was acquired by private equity at a return making it one of Oregon’s most successful business startups in decades. Our board of directors concluded that Gen. McPeak should serve as a director in light of his demonstrated leadership abilities and years of experience serving on the boards of directors of numerous publicly traded corporations.

Chad J. Cooper – Director

Mr. Cooper is a Managing Director at Wunderlich Securities, Inc. He has more than 15 years’ experience in the investment banking and capital markets industry. From 2002-2011, Mr. Cooper worked at Roth Capital Partners, where he ultimately became a Partner and the Director of Institutional Sales. Mr. Cooper also manages DO Capital Management, a family office that actively invests personal assets in micro-cap and small-cap companies. Mr. Cooper currently sits on the board of directors of ARI Network Services, Inc., (NASDAQ:ARIS), YouMail, Inc., and Wings for Crossover, a 501(c)3 non-profit organization. Mr. Cooper has a B.A. in International Relations from the University of Southern California, and an M.B.A. from Georgetown University. In light of Mr. Cooper’s financial and executive experience, including his experience having served as a director and audit committee member of several public companies, our board of directors believes it to be in the Company’s best interests that Mr. Cooper serve as a director.

Term of Office and Family Relationships

Each director serves until our next annual meeting or until his or her successor is duly elected and qualified. Each executive officer is elected by our board of directors and serves at its discretion.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed during the fiscal year ended June 30, 2015 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that John Regazzi failed to timely file one Form 4 reporting one transaction.

  Audit Committee Financial Expert

Our board of directors has a separately designated standing Audit Committee, comprised of Messrs. Cooper (Chairman), Regazzi and McPeak, each of whom our board of directors has determined to be an independent director as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. Our board of directors has determined that Mr. Regazzi qualifies as an “audit committee financial expert” as defined under SEC rules.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2016 and 2015

Name and principle Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($)	All other compensation ($)	Total ($)
Peter Victor Derycz	2016	317,400	60,000	66,222	(1)	-	14,237	457,859
Chief Executive Officer and President	2015	276,000	120,000	118,159	(2)	-	13,114	527,273

Alan Louis Urban	2016	231,440	45,000	49,671	(3)	-	11,617	337,728
Chief Financial Officer and Secretary	2015	201,250	90,000	88,615	(4)	-	11,437	391,302

Scott Ahlberg	2016	204,930	45,000	49,671	(3)	-	12,180	311,781
Chief Operating Officer	2015	178,200	90,000	88,615	(4)	-	12,238	369,053

(1)	Represents the grant date fair value of 32,000 shares of restricted stock granted on August 4, 2015, 17,143 shares of restricted stock granted on February 8, 2016, 28,755 shares of restricted stock granted on February 25, 2016, and 9,333 shares of restricted stock granted on May 24, 2016. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(2)	Represents the grant date fair value of 57,000 shares of restricted stock granted on August 18, 2014, 22,860 shares of restricted stock granted on November 7, 2014, 33,333 shares of restricted stock granted on March 10, 2015, and 24,835 shares of restricted stock granted on May 22, 2015. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(3)	Represents the grant date fair value of 24,000 shares of restricted stock granted on August 4, 2015, 12,857 shares of restricted stock granted on February 8, 2016, 21,570 shares of restricted stock granted on March 10, 2015, and 18,625 shares of restricted stock granted on May 22, 2015. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(4)	Represents the grant date fair value of 42,750 shares of restricted stock granted on August 18, 2014, 17,140 shares of restricted stock granted on November 7, 2014, 25,000 shares of restricted stock granted on February 25, 2016, and 7,000 shares of restricted stock granted on May 24, 2016. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

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

Scott Ahlberg

On July 1, 2010, we entered into an executive employment agreement with Mr. Ahlberg which was subsequently amended on June 30, 2015. Under the terms of the executive employment agreement, Mr. Ahlberg has agreed to serve as Chief Operating Officer on an at-will basis. The term of the agreement ends on June 30, 2017. The agreement provides for a base salary of $204,930 per year.

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

Janice Peterson

On July 1, 2010, we entered into an executive employment agreement with Ms. Peterson which was subsequently amended on June 30, 2015. Under the terms of the executive employment agreement, Ms. Peterson has agreed to serve as Chief Publisher Relations Officer on an at-will basis. The term of the agreement ends on June 30, 2017. The agreement provides for a base salary of $188,080 per year. No part of Ms. Peterson's salary is allocated to her duties as a director of our company.

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

Ian Palmer

On July 1, 2013, we entered into an executive employment agreement with Mr. Palmer which was subsequently amended on June 30, 2015. Under the terms of the executive employment agreement, Mr. Palmer has agreed to serve as our Chief Sales and Marketing Officer on an at-will basis. The term of the agreement ends on June 30, 2017. The agreement provides for a base salary of $183,900 per year.

The agreement contains provisions that prohibit Mr. Palmer from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Palmer of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Palmer will be eligible to receive an amount equal to three (3) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. Mr. Palmer may terminate the agreement at any time, with or without reason, upon four weeks’ advance written notice.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2016

The following table sets forth information regarding stock options, warrants and other stock awards (restricted stock) for each named executive officer as of June 30, 2016.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2016

Name	Number of securities underlying unexercised options/warrants exercisable (#)	Number of securities underlying unexercised options/warrants unexercisable (#)	Option/ Warrant exercise price ($)	Option/ Warrant expiration date (1)	Stock Awards: Number of shares of stock that have not vested (#)		Stock Awards: Market value of shares of stock that have not vested ($)
Peter Victor Derycz	32,000	-	$1.25	2/13/2023	-		-
	16,000	-	$1.85	5/20/2023	-		-
	6,000	-	$1.25	6/23/2021	-		-
	-	-	-	-	212	(2)	$417	(3)
	-	-	-	-	342	(4)	$598	(5)
	-	-	-	-	1,961	(6)	$2,353	(7)
	-	-	-	-	19,000	(8)	$14,630	(9)
	-	-	-	-	9,525	(10)	$6,191	(11)
	-	-	-	-	16,667	(12)	$16,667	(13)
	-	-	-	-	14,487	(14)	$15,211	(15)
	-	-	-	-	32,000	(16)	$28,800	(17)
	-	-	-	-	17,143	(18)	$10,286	(19)
	-	-	-	-	28,755	(20)	$16,965	(21)
	-	-	-	-	9,333	(22)	$10,173	(23)

Alan Louis Urban	100,000	-	$1.02	7/27/2020	-		-
	125,000	-	$1.30	3/5/2022	-		-
	24,000	-	$1.15	2/6/2023	-		-
	1,800	-	$1.25	6/23/2021	-		-
	-	-	-	-	159	(2)	$313	(3)
	-	-	-	-	256	(4)	$449	(5)
	-	-	-	-	1,471	(6)	$1,765	(7)
	-	-	-	-	14,250	(8)	$10,973	(9)
	-	-	-	-	7,142	(10)	$4,642	(11)
	-	-	-	-	12,500	(12)	$12,500	(13)
	-	-	-	-	10,865	(14)	$11,408	(15)
	-	-	-	-	24,000	(16)	$21,600	(17)
	-	-	-	-	12,857	(18)	$7,714	(19)
	-	-	-	-	21,570	(20)	$12,726	(21)
	-	-	-	-	7,000	(22)	$7,630	(23)

Scott Ahlberg	75,000	-	$1.50	12/21/2017	-		-
	75,000	-	$1.00	5/28/2019	-		-
	20,000	-	$1.02	7/27/2020	-		-
	25,600	-	$1.15	2/6/2023	-		-
	1,500	-	$1.25	6/23/2021	-		-
	-	-	-	-	159	(2)	$313	(3)
	-	-	-	-	256	(4)	$449	(5)
	-	-	-	-	1,471	(6)	$1,765	(7)
	-	-	-	-	14,250	(8)	$10,973	(9)
	-	-	-	-	7,142	(10)	$4,642	(11)
	-	-	-	-	12,500	(12)	$12,500	(13)
	-	-	-	-	10,865	(14)	$11,408	(15)
	-	-	-	-	24,000	(16)	$21,600	(17)
	-	-	-	-	12,857	(18)	$7,714	(19)
	-	-	-	-	21,570	(20)	$12,726	(21)
	-	-	-	-	7,000	(22)	$7,630	(23)

(1)	Stock options expire ten years from the grant date.
(2)	The restricted stock was granted on November 22, 2013 and vest over a three year period, with a one year cliff vesting period.
(3)	Based on a market closing price per share of common stock of $1.97 on November 22, 2013.
(4)	The restricted stock was granted on January 28, 2014 and vest over a three year period, with a one year cliff vesting period.
(5)	Based on a market closing price per share of common stock of $1.75 on January 28, 2014.
(6)	The restricted stock was granted on May 19, 2014 and vest over a three year period, with a one year cliff vesting period.
(7)	Based on a market closing price per share of common stock of $1.20 on May 19, 2014.
(8)	The restricted stock was granted on August 18, 2014 and vest over a three year period, with a one year cliff vesting period.
(9)	Based on a market closing price per share of common stock of $0.77 on August 18, 2014.
(10)	The restricted stock was granted on November 7, 2014 and vest over a three year period, with a one year cliff vesting period.

(11)	Based on a market closing price per share of common stock of $0.65 on November 7, 2014.
(12)	The restricted stock was granted on March 10, 2015 and vest over a three year period, with a one year cliff vesting period.
(13)	Based on a market closing price per share of common stock of $1.00 on March 10, 2015.
(14)	The restricted stock was granted on May 22, 2015 and vest over a three year period, with a one year cliff vesting period.
(15)	Based on a market closing price per share of common stock of $1.05 on May 22, 2015.
(16)	The restricted stock was granted on August 4, 2015 and vest over a three year period, with a one year cliff vesting period.
(17)	Based on a market closing price per share of common stock of $0.90 on August 4, 2015.
(18)	The restricted stock was granted on February 8, 2016 and vest over a three year period, with a one year cliff vesting period.
(19)	Based on a market closing price per share of common stock of $0.60 on February 8, 2016.
(20)	The restricted stock was granted on February 25, 2016 and vest over a three year period, with a one year cliff vesting period.
(21)	Based on a market closing price per share of common stock of $0.59 on February 25, 2016.
(22)	The restricted stock was granted on May 24, 2016 and vest over a three year period, with a one year cliff vesting period.
(23)	Based on a market closing price per share of common stock of $1.09 on May 24, 2016.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended June 30, 2016 and 2015

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards ($)	Warrant and Option Awards ($)	All other Compensation ($)		Total ($)
(a)		(b)	(c)	(d)	(g)		(h)
John Regazzi	2016	22,500	-	67,200	-		89,700
	2015	300	-	18,000	-		18,300
Gen. Merrill McPeak	2016	12,000	-	30,000	-		42,000
	2015	12,000	-	73,500	17,877	(1)	103,377
Chap J. Cooper	2016	3,000	-	27,563	-		30,563
	2015	-	-	-	-		-
Janice Peterson	2016	-	-	-	297,175	(4)	297,175
	2015	-	-	-	351,851	(5)	351,851
Gregory Suess, former	2016	4,000	-	-	20,873	(2)	24,873
Director	2015	12,000	26,250	73,500	17,877	(1)	129,627
Scott Ogilvie, former	2016	12,000	-	30,000	-		42,000
Director	2015	12,000	26,250	73,500	17,877	(1)	129,627
Paul Kessler, former	2016	4,000	-	-	8,942	(3)	12,942
Director	2015	10,500	-	45,000	-		55,500

(1)	On May 22, 2015, warrants originally issued on November 5, 2010 to purchase 50,000 shares of the Company’s common stock were modified to extend the term from five years to ten years.
(2)	On December 4, 2015, stock options to purchase an aggregate of 175,000 shares of the Company’s common stock were modified to extend the amount of time allowed to exercise the stock options after separation from three months to twenty four months.
(3)	On December 4, 2015, stock options to purchase 75,000 shares of the Company’s common stock were modified to extend the amount of time allowed to exercise the stock options after separation from three months to twenty four months.
(4)	Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $188,080, bonus in the amount of $55,000, grant date fair value of restricted stock of $49,671 (represents the grant date fair value of 24,000 shares of restricted stock granted on August 4, 2015, 12,857 shares of restricted stock granted on February 8, 2016, 21,570 shares of restricted stock granted on February 25, 2016, and 7,000 shares of restricted stock granted on May 24, 2016). The grant date fair value was estimated using the market price of the Company’s common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met, and other compensation in the amount of $4,424.
(5)	Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $174,960, bonus in the amount of $90,000, grant date fair value of restricted stock of $83,225 (represents the grant date fair value of 35,750 shares of restricted stock granted on August 18, 2014, 17,140 shares of restricted stock granted on November 7, 2014, 25,000 shares of restricted stock granted on March 10, 2015, and 18,625 shares of restricted stock granted on May 22, 2015). The grant date fair value was estimated using the market price of the Company’s common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met, and other compensation in the amount of $3,666.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 16, 2016, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 16, 2016. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 5435 Balboa Blvd., Suite 202, Encino, California 91316. Applicable percentage ownership in the following table is based on 23,913,231 shares of common stock outstanding as of September 16, 2016 plus, for each person, any securities that person has the right to acquire within 60 days of September 16, 2016.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares
Greater than 5% Shareholder:
Bristol Investment Fund, Ltd. (1) 1100 Glendon Ave. Suite 850 Los Angeles, CA 90024	4,822,772	20.2%
12 West Capital Fund Ltd. (2) 90 Park Avenue, 41st Floor New York, NY 10016	4,883,119	19.7%
12 West Capital Offshore Fund LP (3) 90 Park Avenue, 41st Floor New York, NY 10016	3,437,881	14.0%
Directors and Executive Officers:
Peter Victor Derycz (4)	3,707,224	15.5%
Alan Louis Urban (5)	522,209	2.2%
Scott Ahlberg (6)	437,366	1.8%
Janice Peterson (7)	422,343	1.8%
Ian Palmer (8)	262,324	1.1%
John Regazzi (9)	343,500	1.4%
Gen. Merrill McPeak (10)	484,608	2.0%
Chad J. Cooper (11)	605,750	2.5%
All Directors and Executive Officers as a group (8 persons) (12)	6,785,324	26.6%

(1)	Paul Kessler exercises voting and investment power over the shares held by Bristol Investment Fund, Ltd. and is the brother-in-law of Peter Victor Derycz. Mr. Kessler previously served as a member of our board of directors from August 18, 2014 through November 6, 2015.
(2)	Includes shares underlying warrants to purchase 880,500 shares of common stock at an exercise price of $1.25 per share. Joel Ramin, the General Partner of 12 West Management LP, the investment manager of 12 West Capital Fund LP, exercises voting and investment power over the shares held by 12 West Capital Fund LP but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(3)	Includes shares underlying warrants to purchase 619,500 shares of common stock at an exercise price of $1.25 per share. Joel Ramin, the General Partner of 12 West Management LP, the investment manager of 12 West Capital Offshore Fund LP, exercises voting and investment power over the shares held by 12 West Capital Offshore Fund LP but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Includes shares underlying options to purchase 32,000 shares of common stock at an exercise price of $1.25 per share, options to purchase 16,000 shares of common stock at an exercise price of $1.85 per share, and warrants to purchase 6,000 shares of common stock at an exercise price of $1.25 per share, and 292,844 shares of restricted stock. The restricted stock was granted as follows: 33,333 shares on September 6, 2013, 2,540 shares on November 22, 2013, 2,051 shares on January 28, 2014, 7,843 shares on May 19, 2014, 57,000 shares on August 18, 2014, 22,860 shares on November 7, 2014, 33,333 shares on March 10, 2015, 24,835 shares on May 22, 2015, 32,000 shares on August 4, 2015, 17,143 shares on February 8, 2016, 28,755 shares on February 25, 2016, 9,333 shares on May 24, 2016, and 21,818 shares on August 23, 2016. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(5)	Includes 5,000 shares owned by the wife of Mr. Urban, 5,000 shares owned by each of the three children of Mr. Urban, shares underlying options to purchase 100,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 24,000 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,800 shares of common stock at an exercise price of $1.25 per share, and 227,737 shares of restricted stock. The restricted stock was granted as follows: 7,273 shares on May 20, 2013, 25,833 shares on September 6, 2013, 1,905 shares on November 22, 2013, 1,538 shares on January 28, 2014, 5,882 shares on May 19, 2014, 42,750 shares on August 18, 2014, 17,140 shares on November 7, 2014, 25,000 shares on March 10, 2015, 18,625 on May 22, 2015, 24,000 shares on August 4, 2015, 12,857 shares on February 8, 2016, 21,570 shares on February 25, 2016, 7,000 shares on May 24, 2016, and 16,364 shares on August 23, 2016. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(6)	Includes shares underlying options to purchase 75,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 20,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 25.600 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,500 shares of common stock at an exercise price of $1.25 per share, and 229,056 shares of restricted stock. The restricted stock was granted as follows: 7,758 shares on May 20, 2013, 26,667 shares on September 6, 2013, 1,905 shares on November 22, 2013, 1,538 shares on January 28, 2014, 5,882 shares on May 19, 2014, and 42,750 shares on August 18, 2014, 17,140 shares on November 7, 2014, 25,000 shares on March 10, 2015, 18,625 on May 22, 2015, 24,000 shares on August 4, 2015, 12,857 shares on February 8, 2016, 21,570 shares on February 25, 2016, 7,000 shares on May 24, 2016, and 16,364 shares on August 23, 2016. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(7)	Includes shares underlying options to purchase 85,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 40,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 17,600 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,200 shares of common stock at an exercise price of $1.25 per share, and 209,743 shares of restricted stock. The restricted stock was granted as follows: 5,333 shares on May 20, 2013, 18,333 shares on September 6, 2013, 1,587 shares on November 22, 2013, 1,282 shares on January 28, 2014, 4,902 shares on May 19, 2014, and 35,750 shares on August 18, 2014, 17,140 shares on November 7, 2014, 25,000 shares on March 10, 2015, 18,625 on May 22, 2015, 24,000 shares on August 4, 2015, 12,857 shares on February 8, 2016, 21,570 shares on February 25, 2016, 7,000 shares on May 24, 2016, and 16,364 shares on August 23, 2016. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(8)	Includes shares underlying options to purchase 10,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 20,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 20,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 16,000 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,500 shares of common stock at an exercise price of $1.25 per share, and 207,592 shares of restricted stock. The restricted stock was granted as follows: 7,758 shares on May 20, 2013, 26,667 shares on September 6, 2013, 1,905 shares on November 22, 2013, 1,538 shares on January 28, 2014, 5,882 shares on May 19, 2014, and 42,750 shares on August 18, 2014, 17,140 shares on November 7, 2014, 25,000 shares on March 10, 2015, 18,625 on May 22, 2015, 24,000 shares on August 4, 2015, 12,857 shares on February 8, 2016, 21,570 shares on February 25, 2016, 7,000 shares on May 24, 2016, and 16,364 shares on August 23, 2016. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(9)	Includes shares underlying warrants to purchase 22,500 shares of common stock at an exercise price of $1.25 per share, options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, and options to purchase 150,000 shares of common stock at $0.70 per share.
(10)	Includes shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, warrants to purchase 7,500 shares of common stock at an exercise price of $1.25 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, and options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share.
(11)	Includes 315,500 shares of common stock held by DO Capital Management, Inc., 1,500 shares of common stock held by Mr. Cooper’s SEP IRA, and shares underlying warrants to purchase 195,000 shares of common stock at an exercise price of $1.25 per share, and options to purchase 43,750 shares of common stock at an exercise price of $1.09 per share. Mr. Cooper exercises voting and investment power over the shares held by DO Capital Management, Inc. and his SEP IRA.
(12)	Includes shares underlying options to purchase 1,265,950 shares of common stock and warrants to purchase 337,000 shares of common stock, and 1,166,972 shares of restricted stock.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of our company.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 21, 2014, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 3,000,000 to 5,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 843,787 shares available for grant under the Plan as of June 30, 2016. All stock option grants are made under the 2007 Equity Compensation Plan. The following table provides information as of June 30, 2016 with respect to the Plan, which is the only compensation plan under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan)	4,070,880	(2)	$1.16	843,787
Equity compensation plans not approved by stockholders (warrants)	205,000		1.28	-
Total	4,275,880			843,787

(1)	The weighted average exercise price excludes restricted stock awards, which have no exercise price.
(2)	Includes 1,303,687 shares of restricted stock issued to employees.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described herein, since July 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of five members: Messrs. Regazzi (Chairman), Derycz, McPeak and Cooper, and Ms. Peterson. Our board of directors has determined that Mr. Regazzi, Gen. McPeak, and Mr. Cooper are independent directors as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. Mr. Regazzi, Gen. McPeak, and Mr. Cooper are each members of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our board of directors, and each of them meets the NASDAQ Stock Market’s independence standards for members of such committees.

Item 14.  Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2016 and 2015.

	Year Ended June 30, 2016	Year Ended June 30, 2015
Audit Fees	$98,801	$135,331
Audit-Related Fees	-	-
Tax Fees	24,541	21,240
All Other Fees	-	-
Total	$123,342	$156,571

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2016 and 2015, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.  Exhibits and Financial Statements Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 20, 2016, are incorporated by reference to Item 8 of this report.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: September 20, 2016		Chief Executive Officer (Principal
Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: September 20, 2016		Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Victor Derycz
Peter Victor Derycz	Chief Executive Officer (Principal Executive	September 20, 2016
Officer), President and Director

/s/ Alan Louis Urban
Alan Louis Urban	Chief Financial Officer (Principal Financial	September 20, 2016
and Accounting Officer) and Secretary

/s/ John Regazzi
John Regazzi	Chairman of the Board	September 20, 2016

/s/ Jan Peterson
Jan Peterson	Director	September 20, 2016

/s/ Merrill McPeak
Merrill McPeak	Director	September 20, 2016

/s/ Chad J. Cooper
Chad J. Cooper	Director	September 20, 2016

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated November 13, 2006.(1)
2.2	English translation of Purchase Agreement executed by Research Solutions, Inc.(8)
2.3	English translation of Amendment to Purchase Agreement executed by Research Solutions, Inc.(8)
3.1.1	Articles of Incorporation.(1)
3.1.2	Articles of Merger Effective March 4, 2013.(16)
3.2	Amended and Restated Bylaws.(14)
10.1	Facility Lease dated December 30, 2008, between Techniques Appliquées aux Arts Graphiques, S.p.A. and Burobuotic.(18)
10.2	Master Assignment Agreement for Professional Debts dated August 20, 2009, between Credit Cooperatif and Techniques Appliquees aux Arts Graphiques, S.p.A.(24)
10.3	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz.(4)++
10.4	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson.(5)++
10.5	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg.(6)++
10.6	Loan and Security Agreement dated July 23, 2010, between Silicon Valley Bank, Research Solutions, Inc., Reprints Desk, Inc. and Pools Press, Inc.(3)
10.7	Form of Common Stock Purchase Warrant dated November 5, 2010.(7)++
10.8	Amendment to Loan and Security Agreement dated October 31, 2011, between Silicon Valley Bank, Research Solutions, Inc., Reprints Desk, Inc. and Pools Press, Inc.(10)
10.9	Employment Agreement dated November 3, 2011, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban.(7)++
10.10	Form of Common Stock Purchase Warrant dated December 19, 2011. (26)++
10.11	Amendment to Loan and Security Agreement dated February 8, 2012, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.(11)
10.12	Office Lease dated March 16, 2012, between Research Solutions, Inc. and 5435 Balboa, LLC.(12)
10.13	Amendment to Employment Agreement dated July 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg.(13)++
10.14	Settlement Agreement dated March 28, 2013, among Research Solutions, Inc., Techniques Appliquées aux Arts Graphiques, S.p.A., Fimmotaag, S.p.A., Patrice Chambin, and Mario Vendemiati.(17)
10.15	Factoring Contract No. 66890 dated May 3, 2013, between Natixis Factor, SA and Techniques Appliquees aux Arts Graphiques, S.p.A.(24)
10.16	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz.(18)++
10.17	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson.(18)++
10.18	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg.(18)++
10.19	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban.(18)++
10.20	Amendment to Loan and Security Agreement dated September 18, 2013, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.(20)
10.21	Amendment to Loan and Security Agreement dated October 31, 2013, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.(19)
10.22	Amendment to Loan and Security Agreement dated March 29, 2014, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.(20)
10.23	First Amendment to Lease dated March 3, 2015, between 5435 Balboa, LLC and Research Solutions, Inc. (21)
10.24	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz (22)++
10.25	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson (22)++
10.26	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg (22)++
10.27	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban (22)++
10.28	Amendment to Loan and Security Agreement dated November 4, 2015, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (23)
10.29	Securities Purchase Agreement dated June 23, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (24)
10.30	Registration Rights Agreement dated June 24, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (24)
10.31	Form of Common Stock Purchase Warrant dated July 24, 2016. (24)
10.32	Employment Agreement dated July 1, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Ian Palmer. ++

10.33	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Ian Palmer. ++
21.1	List of Subsidiaries.(19)
23.1	Consent of Independent Registered Pubic Accounting Firm.
24.1	Power of Attorney. (25)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan.(2)++
99.2	Amendment No. 1 to 2007 Equity Compensation Plan.(15)++
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith
++	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(2)	Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.
(3)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 28, 2010.
(4)	Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(5)	Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(6)	Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.
(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on November 12, 2010.
(8)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on April 4, 2011.
(9)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 9, 2011.
(10)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2011.
(11)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2012.
(12)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 6, 2012.
(13)	Incorporated by reference to the filing of such exhibit with the registrant’s Annual Report on Form 10-K filed on September 28, 2012.
(14)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2012.
(15)	Incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed on October 29, 2012.
(16)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2013.
(17)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 15, 2013.
(18)	Incorporated by reference to the filing of such exhibit with the registrant’s Annual Report on Form 10-K filed on September 30, 2013.
(19)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 7, 2013.
(20)	Incorporated by reference to such exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-195045) filed on April 4, 2014.
(21)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2015.
(22)	Incorporated by reference to the filing of such exhibit with the registrant’s Annual Report on Form 10-K filed on September 9, 2015.
(23)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 16, 2015.
(24)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed on June 28, 2016.
(25)	Incorporated by reference to the signature page to the registrant’s Registration Statement on Form S-1 (File No. 333-195045) filed on July 22, 2016.
(26)	Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed on July 22, 2016.

