Form 10-Q
period 2016-09-30
Research Solutions, Inc.
filed 2016-11-14
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 9, 2016
Common Stock, $0.001 par value	23,887,723

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2016	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,566,214	$6,076,875
Accounts receivable, net of allowance of $47,635 and $52,084, respectively	4,577,150	5,761,860
Prepaid expenses and other current assets	150,918	164,610
Prepaid royalties	418,065	173,665
Total current assets	11,712,347	12,177,010

Other assets:
Property and equipment, net of accumulated depreciation of $654,177 and $642,051, respectively	78,866	82,207
Intangible assets, net of accumulated amortization of $564,480 and $546,679, respectively	92,256	104,848
Deposits and other assets	7,544	7,594
Total assets	$11,891,013	$12,371,659

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,316,477	$5,690,768
Deferred revenue	871,367	639,834
Total current liabilities	6,187,844	6,330,602

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 23,887,723 and 23,809,593 shares issued and outstanding, respectively	23,888	23,810
Additional paid-in capital	21,718,746	21,642,763
Accumulated deficit	(15,992,961)	(15,582,295)
Accumulated other comprehensive loss	(46,504)	(43,221)
Total stockholders’ equity	5,703,169	6,041,057
Total liabilities and stockholders’ equity	$11,891,013	$12,371,659

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	September 30,
	2016	2015

Revenue	$7,658,716	$8,027,101
Cost of revenue	6,129,319	6,472,754
Gross profit	1,529,397	1,554,347

Operating expenses:
Selling, general and administrative	1,897,699	1,704,961
Depreciation and amortization	30,469	14,738
Total operating expenses	1,928,168	1,719,699
Loss from operations	(398,771)	(165,352)

Other income (expenses):
Interest expense	(3,000)	(4,993)
Other income	4,710	2,769
Total other income (expenses)	1,710	(2,224)

Loss from operations before provision for income taxes	(397,061)	(167,576)
Provision for income taxes	(13,605)	(11,244)

Net loss	(410,666)	(178,820)

Other comprehensive income (loss): Foreign currency translation	(3,283)	1,703
Comprehensive loss	$(413,949)	$(177,117)

Loss per common share:
Net loss per share, basic and diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding, basic and diluted	23,131,570	17,564,070

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Three Months Ended September 30, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2016	23,809,593	$23,810	$21,642,763	$(15,582,295)	$(43,221)	$6,041,057

Fair value of vested stock options	-	-	14,856	-	-	14,856

Fair value of vested restricted common stock	103,638	103	87,630	-	-	87,733

Repurchase of common stock	(25,508)	(25)	(26,503)	-	-	(26,528)

Net loss for the period	-	-	-	(410,666)	-	(410,666)

Foreign currency translation	-	-	-	-	(3,283)	(3,283)

Balance, September 30, 2016	23,887,723	$23,888	$21,718,746	$(15,992,961)	$(46,504)	$5,703,169

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2016	2015

Cash flow from operating activities:
Net loss	$(410,666)	$(178,820)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,469	14,738
Fair value of vested stock options	14,856	56,574
Fair value of vested restricted common stock	87,733	87,167
Changes in operating assets and liabilities:
Accounts receivable	1,184,710	(74,685)
Prepaid expenses and other current assets	13,692	17,812
Prepaid royalties	(244,400)	(146,045)
Deposits and other assets	50	95
Accounts payable and accrued expenses	(374,291)	244,330
Deferred revenue	231,533	89,355
Net cash provided by operating activities	533,686	110,521

Cash flow from investing activities:
Purchase of property and equipment	(10,101)	-
Purchase of intangible assets	(5,209)	-
Net cash used in investing activities	(15,310)	-

Cash flow from financing activities:
Advance under line of credit	-	500,000
Payment under line of credit	-	(500,000)
Common stock repurchase and retirement	(26,528)	(1,756)
Net cash used in financing activities	(26,528)	(1,756)

Effect of exchange rate changes	(2,509)	2,103

Net increase (decrease) in cash and cash equivalents	489,339	110,868
Cash and cash equivalents, beginning of period	6,076,875	1,354,158
Cash and cash equivalents, end of period	$6,566,214	$1,465,026
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,605	$11,244
Cash paid for interest	$3,000	$4,993

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2016 and 2015 (Unaudited)

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

Nature of Business

We provide a cloud based software-as-a-service (“SaaS”) research intelligence platform that allows on-demand access to scientific, technical, and medical (“STM”) information for life science companies, academic institutions, and other research-intensive organizations. We provide three service offerings to our customers: Article Galaxy SaaS Platforms (“Platform(s)”), Article Galaxy Transactions (“Transactions”), and Reprints and ePrints.

Platforms

Our cloud-based SaaS solution consists of proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, and connect seamlessly to corporate intranets. Customers can also enhance the information resources they already own or access via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific and technical information.

Our Platform is deployed as a single system across our entire customer base. Customers access the Platform securely through online web interfaces and via web service APIs, which enable customers to leverage features and functionality from within proprietary and other 3rd party software systems. The Platform can also be configured to satisfy a customer’s individual preferences in areas such as user experience, business processes, and spend management. The Platform benefits from efficiencies in scalability, stability and development costs, resulting in significant advantages versus multiple instance or installed desktop software alternatives. We leverage these technical efficiencies to fuel rapid innovation and competitive advantage.

Transactions

Our Platform provides our customers with a single source to the universe of published STM content that includes over seventy million existing STM articles and over one million newly published STM articles each year. Our Platform allows customers to find and download in digital format STM articles that are critical to their research. In addition, it facilitates customers’ compliance with applicable copyright laws.

Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as single article delivery or document delivery. We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have arrangements with numerous content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to the addition or loss of customers.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2016 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Cash denominated in Euros with a US Dollar equivalent of $133,840 and $76,793 at September 30, 2016 and June 30, 2016, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

There were no customers that accounted for greater than 10% of accounts receivable at September 30, 2016 and June 30, 2016.

The following table summarizes revenue concentrations:

	As of
	September 30,	September 30,
	2016	2015
Customer A	*	11%

The following table summarizes vendor concentrations:

	Three Months Ended September 30,
	2016	2015
Vendor A	17%	17%

* Less than 10%

Revenue Recognition

The Company’s policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing three service offerings to our customers: Platforms, Transactions, and Reprints and ePrints.

Platforms

We charge a subscription fee that allows customers to access and utilize our SaaS platform. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

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

Cost of Revenue

Platforms

Cost of Platform revenue consists primarily of personnel costs of our operations team, and to a lesser extent managed hosting providers and other third-party service providers.

Transactions

Cost of Transaction revenue consists primarily of the respective copyright fee for the permitted use of the content, less a discount in most cases, and to a much lesser extent, personnel costs of our operations team and third-party service providers.

Reprints and ePrints

Cost of Reprints and ePrints revenue consists primarily of the respective copyright fee for the permitted use of the content, and to a much lesser extent, personnel costs of our operations team, shipping, and printing.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to $3,324 and $1,317, for the three months ended September 30, 2016 and 2015, respectively.

The following table summarizes the exchange rates used:

	Three Months Ended September 30,		Year Ended June 30,
	2016	2015	2016	2015
Period end Euro : US Dollar exchange rate	1.12	1.12	1.11	1.11
Average period Euro : US Dollar exchange rate	1.12	1.11	1.11	1.20

Period end Mexican Peso : US Dollar exchange rate	0.05	0.06	0.05	0.06
Average period Mexican Peso : US Dollar exchange rate	0.05	0.06	0.06	0.07

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At September 30, 2016 potentially dilutive securities include options to acquire 2,723,193 shares of common stock and warrants to acquire 1,985,000 shares of common stock.  At September 30, 2015 potentially dilutive securities include options to acquire 2,508,503 shares of common stock and warrants to acquire 305,000 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three months ended September 30, 2016 and 2015 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2016. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of September 30, 2016. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2016 and June 30, 2016, respectively.  As of September 30, 2016 and June 30, 2016, approximately $2,860,000 and $3,390,000, respectively, of available credit was unused.

Note 4.	Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to our employees, directors and key consultants to purchase our common stock. On November 21, 2014, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan (including issuance of restricted common stock) increased from 3,000,000 to 5,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 734,148 shares available for grant under the Plan as of September 30, 2016. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2016	2,717,193	1.16	2,517,333	1.17	199,860	1.06
Granted	6,000	0.97	-	-	6,000	0.97
Options vesting	-	-	25,187	1.32	(25,187)	1.32
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at September 30, 2016	2,723,193	$1.16	2,542,520	$1.17	180,673	$1.02

The weighted average remaining contractual life of all options outstanding as of September 30, 2016 was 5.74 years. The remaining contractual life for options vested and exercisable at September 30, 2016 was 5.49 years. Furthermore, the aggregate intrinsic value of options outstanding as of September 30, 2016 was $129,260, and the aggregate intrinsic value of options vested and exercisable at September 30, 2016 was $117,900, in each case based on the fair value of the Company’s common stock on September 30, 2016.

During the three months ended September 30, 2016, the Company granted 6,000 options to an employee with a fair value of $3,600.  The fair value was calculated using a Black-Scholes option pricing model with the following assumptions: (i) volatility rate of 81.4%, (ii) discount rate 1.27%, (iii) zero expected dividend yield, and (iv) expected term of 6 years based upon the average of the term of the option and the vesting period. The total fair value of options that vested during the three months ended September 30, 2016 was $14,856 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of September 30, 2016, the amount of unvested compensation related to these options was $100,488 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of September 30, 2016 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	9.41	-
0.60	5,000	9.36	-
0.65	6,150	8.11	4,100
0.70	225,000	9.18	225,000
0.77	59,500	7.89	48,375
0.80	16,000	8.89	16,000
0.90	25,667	8.85	19,445
0.97	6,000	9.90	-
1.00	370,890	2.49	360,933
1.02	287,000	3.82	287,000
1.05	108,445	8.65	104,223
1.07	53,898	6.04	53,898
1.09	166,165	9.65	43,750
1.10	255,000	8.75	255,000
1.15	228,000	6.36	228,000
1.20	31,414	7.64	26,178
1.25	32,000	6.38	32,000
1.30	263,000	5.43	263,000
1.50	380,000	1.31	380,000
1.75	1,067	7.33	889
1.80	169,425	6.98	169,425
1.85	24,000	6.64	24,000
1.97	1,422	7.15	1,304
Total	2,723,193		2,542,520

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2016	1,990,000	1.25
Granted	-	-
Exercised	-	-
Expired/Cancelled	(5,000)	3.75
Outstanding, September 30, 2016	1,985,000	$1.25
Exercisable, June 30, 2016	1,990,000	$1.25
Exercisable, September 30, 2016	1,985,000	$1.25

There was no intrinsic value for all warrants outstanding as of September 30, 2016, based on the fair value of the Company’s common stock on September 30, 2016.

Additional information regarding warrants outstanding and exercisable as of September 30, 2016 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	100,000	5.23	100,000
1.25	1,885,000	4.70	1,885,000
Total	1,985,000		1,985,000

Restricted Common Stock

Prior to July 1, 2016, the Company issued 1,303,687 shares of restricted common stock to employees valued at $1,286,474, of which $783,845 had been recognized as an expense.

During the three months ended September 30, 2016, the Company issued an additional 103,638 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $100,529 based on the market price of our common stock at $0.97 per share on the date of grant, which will be amortized over the three-year vesting period. Restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of restricted common stock vested during the three months ended September 30, 2016 was $87,733 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of September 30, 2016, the amount of unvested compensation related to issuances of restricted common stock was $515,785, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2016	706,642	0.82
Granted	103,638	0.97
Vested	(122,046)	0.90
Forfeited	-	-
Non-vested, September 30, 2016	688,234	$0.83

Common Stock Repurchase and Retirement

During the three months ended September 30, 2016, the Company repurchased 25,508 shares of our common stock from employees at an average market price of approximately $1.04 per share for an aggregate amount of $26,528. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

Note 5.	Subsequent Events

On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Equity Compensation Plan increased from 5,000,000 to 7,000,000, as approved by our board of directors and stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2016 and 2015 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

We provide a cloud based software-as-a-service (“SaaS”) research intelligence platform that allows on-demand access to scientific, technical, and medical (“STM”) information for life science companies, academic institutions, and other research-intensive organizations. We provide three service offerings to our customers: Article Galaxy SaaS Platforms (“Platform(s)”), Article Galaxy Transactions (“Transactions”), and Reprints and ePrints.

Platforms

Our cloud-based SaaS solution consists of proprietary software and Internet-based interfaces that allow customers to initiate orders, manage transactions, obtain reporting, automate authentication, and connect seamlessly to corporate intranets. Customers can also enhance the information resources they already own or access via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific and technical information.

Our Platform is deployed as a single system across our entire customer base. Customers access the Platform securely through online web interfaces and via web service APIs, which enable customers to leverage features and functionality from within proprietary and other 3rd party software systems. The Platform can also be configured to satisfy a customer’s individual preferences in areas such as user experience, business processes, and spend management. The Platform benefits from efficiencies in scalability, stability and development costs, resulting in significant advantages versus multiple instance or installed desktop software alternatives. We leverage these technical efficiencies to fuel rapid innovation and competitive advantage. We are continually improving the functionality of the platform to further differentiate it from potential competition.

Transactions

Our Platform provides our customers with a single source to the universe of published STM content without the limitations of a fixed catalog, and includes over seventy million existing STM articles and over one million newly published STM articles each year. Our Platform allows customers to find and download in digital format STM articles that are critical to their research. In addition, it facilitates customers’ compliance with applicable copyright laws.

Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. They place orders with us for the articles they need and we source and electronically deliver the requested content to them generally in under an hour. This service is known in the industry as single article delivery or “document delivery”. We also obtain the necessary permissions from the content publisher so that our customer’s use complies with applicable copyright laws. We have arrangements with numerous content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to the addition or loss of customers.

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

Revenue Recognition

Our policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing three service offerings to our customers: Platforms, Transactions, and Reprints and ePrints.

Platforms

We charge a subscription fee that allows customers to access and utilize our SaaS platform. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

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

Recent Accounting Pronouncements

Please refer to footnote 2 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for a discussion of Recent Accounting Pronouncements.

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2016	2016	2016	2015	2015	2015	2015	2014
Revenue:
Platforms	$172,072	$129,963	$121,034	$92,578	$58,463	$32,000	$45,276	$42,429
Transactions	6,006,399	6,025,972	6,394,127	5,702,733	5,567,241	5,382,124	5,621,441	5,029,075
Reprints and ePrints	1,480,245	2,141,466	2,209,056	3,519,915	2,401,397	2,166,382	3,168,464	2,859,556
Total revenue	7,658,716	8,297,401	8,724,217	9,315,226	8,027,101	7,580,506	8,835,181	7,931,060

Cost of revenue:
Platforms	29,964	23,426	21,557	17,177	11,762	7,744	9,538	8,899
Transactions	4,714,999	4,702,892	4,918,679	4,471,950	4,290,025	4,161,298	4,238,532	3,797,251
Reprints and ePrints	1,384,356	1,986,081	2,018,967	3,229,797	2,170,967	1,948,287	2,883,644	2,615,158
Total cost of revenue	6,129,319	6,712,399	6,959,203	7,718,924	6,472,754	6,117,329	7,131,714	6,421,308

Gross profit:
Platforms	142,108	106,537	99,477	75,401	46,701	24,256	35,738	33,530
Transactions	1,291,400	1,323,080	1,475,448	1,230,783	1,277,216	1,220,826	1,382,909	1,231,824
Reprints and ePrints	95,889	155,385	190,089	290,118	230,430	218,095	284,820	244,398
Total gross profit	1,529,397	1,585,002	1,765,014	1,596,302	1,554,347	1,463,177	1,703,467	1,509,752

Operating expenses:
Sales and marketing	580,778	520,402	525,681	498,835	496,641	419,290	433,144	406,428
General and administrative	1,211,008	902,667	1,011,670	1,092,187	1,063,262	943,500	1,061,840	991,089
Depreciation and amortization	30,469	29,702	30,310	16,096	14,738	16,934	25,005	60,792
Stock-based compensation expense	102,589	162,192	130,568	277,389	143,741	506,634	106,521	113,798
Foreign currency transaction loss (gain)	3,324	994	(2,829)	5,805	1,317	4,004	57,647	25,624
Total operating expenses	1,928,168	1,615,957	1,695,400	1,890,312	1,719,699	1,890,362	1,684,157	1,597,731
Income (loss) from operations	(398,771)	(30,955)	69,614	(294,010)	(165,352)	(427,185)	19,310	(87,979)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2016	2016	2016	2015	2015	2015	2015	2014
Net income (loss):
Loss from continuing operations	$(410,666)	$(52,989)	$32,376	$(298,425)	$(178,820)	$(439,257)	$(1,816)	$(94,176)
Income (loss) from discontinued operations	-	-	-	-	-	163,453	-	-
Net income (loss)	$(410,666)	$(52,989)	$32,376	$(298,425)	$(178,820)	$(275,804)	$(1,816)	$(94,176)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)	$(0.03)	$-	$(0.01)
Income (loss) per share from discontinued operations	$-	$-	$-	$-	$-	$0.01	$-	$-
Net income (loss) per share	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)	$(0.02)	$-	$(0.01)
Basic weighted average common shares outstanding	23,131,570	18,154,762	17,707,900	17,656,087	17,564,070	17,462,484	17,457,404	17,456,711

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)	$(0.03)	$-	$(0.01)
Income (loss) per share from discontinued operations	$-	$-	$-	$-	$-	$0.01	$-	$-
Net income (loss) per share	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)	$(0.02)	$-	$(0.01)
Diluted weighted average common shares outstanding	23,131,570	18,154,762	18,464,000	17,656,087	17,564,070	17,462,484	17,457,404	17,456,711

Comparison of the Three Months Ended September 30, 2016 and 2015

Results of Operations

	Three Months Ended
	September 30,
	2016	2015

Revenue	$7,658,716	$8,027,101
Cost of revenue	6,129,319	6,472,754
Gross profit	1,529,397	1,554,347

Operating expenses:
Sales and marketing	580,778	496,641
General and administrative	1,211,008	1,063,262
Depreciation and amortization	30,469	14,738
Stock-based compensation expense	102,589	143,741
Foreign currency transaction loss	3,324	1,317
Total operating expenses	1,928,168	1,719,699
Loss from operations	(398,771)	(165,352)

Other income (expenses):
Interest expense	(3,000)	(4,993)
Other income	4,710	2,769
Total other income (expenses)	1,710	(2,224)

Loss from operations before provision for income taxes	(397,061)	(167,576)
Provision for income taxes	(13,605)	(11,244)

Net loss	$(410,666)	$(178,820)

 Revenue

	Three Months Ended September 30,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Revenue:
Platforms	$172,072	$58,463	$113,609	194.3%
Transactions	6,006,399	5,567,241	439,158	7.9%
Reprints and ePrints	1,480,245	2,401,397	(921,152)	(38.4)%
Total revenue	$7,658,716	$8,027,101	$(368,385)	(4.6)%

Total revenue decreased $368,385, or 4.6%, for the three months ended September 30, 2016 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	h	$113,609	Increased due to an increase in deployments resulting from the acquisition of new customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	h	$439,158	Increased primarily due to a net increase in orders resulting from the acquisition of new customers. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow, subject to fluctuations due to the addition or loss of customers.
Reprints and ePrints	i	$921,152	Decreased due to a decrease in orders from existing customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

 Cost of Revenue

	Three Months Ended September 30,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Cost of Revenue:
Platforms	$29,964	$11,762	$18,202	154.8%
Transactions	4,714,999	4,290,025	424,974	9.9%
Reprints and ePrints	1,384,356	2,170,967	(786,611)	(36.2)%
Total cost of revenue	$6,129,319	$6,472,754	$2,139,338	(5.3)%

	Three Months Ended September 30,
	2016	2015	2016-2015 Change *
As a percentage of revenue:
Platforms	17.4%	20.1%	(2.7)%
Transactions	78.5%	77.1%	1.4%
Reprints and ePrints	93.5%	90.4%	3.1%
Total	80.0%	80.6%	(0.7)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 0.7%, from 80.6% for the previous year to 80.0%, for the three months ended September 30, 2016, due to the following:

Category	Impact as percentage of revenue		Key Drivers
Platforms	i	2.7%	Decreased due to reduced fixed cost as a percentage of revenue.
Transactions	h	1.4%	Increased due to a reduction in copyright discounts and one time implementation fees, and a reduction in service fee revenue as a percentage of total revenue.
Reprints and ePrints	h	3.1%	Increased primarily due to greater fixed personnel cost as a percentage of revenue.

Gross Profit

	Three Months Ended September 30,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Gross Profit:
Platforms	$142,108	$46,701	$95,407	204.3%
Transactions	1,291,400	1,277,216	14,184	1.1%
Reprints and ePrints	95,889	230,430	(134,541)	(58.4)%
Total gross profit	$1,529,397	$1,554,347	$(24,950)	(1.6)%

	Three Months Ended September 30,
	2016	2015	2016-2015 Change *
As a percentage of revenue:
Platforms	82.6%	79.9%	2.7%
Transactions	21.5%	22.9%	(1.4)%
Reprints and ePrints	6.5%	9.6%	(3.1)%
Total	20.0%	19.4%	0.6%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended September 30,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Operating Expenses:
Sales and marketing	$580,778	$496,641	$84,137	16.9%
General and administrative	1,211,008	1,063,262	147,746	13.9%
Depreciation and amortization	30,469	14,738	15,731	106.7%
Stock-based compensation expense	102,589	143,741	(41,152)	(28.6)%
Foreign currency transaction loss	3,324	1,317	2,007	152.4%
Total operating expenses	$1,928,168	$1,719,699	$208,469	12.1%

Category	Impact		Key Drivers
Sales and marketing	h	$84,137	Increased primarily due to greater personnel cost and travel expenses.
General and administrative	h	$147,746	Increased primarily due to greater personnel cost and consulting fees.
Depreciation and amortization	h	$15,731	Increased due to greater amortization of customer list.

Net Income (Loss)

	Three Months Ended September 30,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Net loss	$(410,666)	$(178,820)	$(231,846)	(129.7)%

Net loss increased $231,846 or 129.7%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to increased operating expenses as described above.

Liquidity and Capital Resources

	Three Months Ended September 30,
Consolidated Statements of Cash Flow Data:	2016	2015
Net cash provided by operating activities	$533,686	$110,521
Net cash used in investing activities	(15,310)	-
Net cash used in financing activities	(26,528)	(1,756)

Effect of exchange rate changes	(2,509)	2,103
Net increase (decrease) in cash and cash equivalents	489,339	110,868
Cash and cash equivalents, beginning of period	6,076,875	1,354,158
Cash and cash equivalents, end of period	$6,566,214	$1,465,026

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of September 30, 2016, we had working capital of $5,524,503 and stockholders’ equity of $5,703,169. For the three months ended September 30, 2016, we recorded a net loss of $410,666, cash provided by operating activities was $533,686. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of September 30, 2016, we had cash and cash equivalents of $6,566,214, compared to $6,076,875 as of June 30, 2016, an increase of $489,339. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $533,686 for the three months ended September 30, 2016 and resulted primarily from a decrease in accounts receivable of $1,184,710, partially offset by a decrease in accounts payable and accrued expenses of $374,291 and an increase in prepaid royalties of $244,400.

Net cash provided by operating activities was $110,521 for the three months ended September 30, 2015 and resulted primarily from an increase in accounts payable and accrued expenses of $244,330, partially offset by an increase in prepaid royalties of $146,045.

Investing Activities

Net cash used in investing activities from continuing operations was $15,310 for the three months ended September 30, 2016 and resulted from the purchase of intangible assets and property and equipment.

Financing Activities

Net cash used in financing activities from continuing operations was $26,528 for the three months ended September 30, 2016 and resulted from the repurchase of common stock.

Net cash used in financing activities from continuing operations was $1,756 for the three months ended September 30, 2015 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2016. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of September 30, 2016. The line of credit is secured by our consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2016 and June 30, 2016, respectively.  As of September 30, 2016 and June 30, 2016, approximately $2,860,000 and $3,390,000, respectively, of available credit was unused.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Net income (loss)	$(410,666)	$(178,820)
Add (deduct):
Interest expense	3,000	4,993
Other (income) expense	(4,710)	(2,769)
Foreign currency transaction loss	3,324	1,317
Provision for income taxes	13,605	11,244
Depreciation and amortization	30,469	14,738
Stock-based compensation	102,589	143,741
Adjusted EBITDA	$(262,389)	$(5,556)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: November 14, 2016		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: November 14, 2016		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished herewith