Form 10-Q
period 2016-12-31
Research Solutions, Inc.
filed 2017-02-14
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 10, 2017
Common Stock, $0.001 par value	23,875,188

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2016	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,748,627	$6,076,875
Accounts receivable, net of allowance of $47,035 and $52,084, respectively	5,065,558	5,761,860
Prepaid expenses and other current assets	220,750	164,610
Prepaid royalties	1,217,915	173,665
Total current assets	13,252,850	12,177,010

Other assets:
Property and equipment, net of accumulated depreciation of $667,067 and $642,051, respectively	70,530	82,207
Intangible assets, net of accumulated amortization of $583,280 and $546,679, respectively	77,998	104,848
Deposits and other assets	18,968	7,594
Total assets	$13,420,346	$12,371,659

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,140,143	$5,690,768
Deferred revenue	1,167,529	639,834
Total current liabilities	8,307,672	6,330,602

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 23,875,188 and 23,809,593 shares issued and outstanding, respectively	23,875	23,810
Additional paid-in capital	21,966,029	21,642,763
Accumulated deficit	(16,835,921)	(15,582,295)
Accumulated other comprehensive loss	(41,309)	(43,221)
Total stockholders’ equity	5,112,674	6,041,057
Total liabilities and stockholders’ equity	$13,420,346	$12,371,659

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Revenue	$8,530,067	$9,315,226	$16,188,783	$17,342,327
Cost of revenue	6,932,055	7,718,924	13,061,374	14,191,678
Gross profit	1,598,012	1,596,302	3,127,409	3,150,649

Operating expenses:
Selling, general and administrative	2,401,633	1,874,216	4,299,332	3,579,177
Depreciation and amortization	32,426	16,096	62,895	30,834
Total operating expenses	2,434,059	1,890,312	4,362,227	3,610,011
Loss from operations	(836,047)	(294,010)	(1,234,818)	(459,362)

Other income (expenses):
Interest expense	(3,000)	(3,000)	(6,000)	(7,993)
Other income	5,424	4,641	10,134	7,410
Total other income (expenses)	2,424	1,641	4,134	(583)

Loss from operations before provision for income taxes	(833,623)	(292,369)	(1,230,684)	(459,945)
Provision for income taxes	(9,337)	(6,056)	(22,942)	(17,300)

Net loss	(842,960)	(298,425)	(1,253,626)	(477,245)

Other comprehensive income (loss):
Foreign currency translation	5,195	(7,066)	1,912	(5,363)
Comprehensive loss	$(837,765)	$(305,491)	$(1,251,714)	$(482,608)

Loss per common share:
Net loss per share, basic and diluted	$(0.04)	$(0.02)	$(0.05)	$(0.03)
Weighted average common shares outstanding, basic and diluted	23,200,975	17,656,087	23,166,272	17,610,079

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Six Months Ended December 31, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2016	23,809,593	$23,810	$21,642,763	$(15,582,295)	$(43,221)	$6,041,057

Fair value of vested stock options	-	-	228,491	-	-	228,491

Fair value of vested restricted common stock	145,303	144	177,050	-	-	177,194

Repurchase of common stock	(79,708)	(79)	(82,275)	-	-	(82,354)

Net loss for the period	-	-	-	(1,253,626)	-	(1,253,626)

Foreign currency translation	-	-	-	-	1,912	1,912

Balance, December 31, 2016	23,875,188	$23,875	$21,966,029	$(16,835,921)	$(41,309)	$5,112,674

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2016	2015

Cash flow from operating activities:
Net loss	$(1,253,626)	$(477,245)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,895	30,834
Fair value of vested stock options	228,491	216,981
Fair value of vested restricted common stock	177,194	174,334
Modification cost of options issued to directors	-	29,815
Changes in operating assets and liabilities:
Accounts receivable	696,302	(527,065)
Prepaid expenses and other current assets	(56,140)	1,195
Prepaid royalties	(1,044,250)	(231,087)
Deposits and other assets	(11,374)	111
Accounts payable and accrued expenses	1,449,375	833,266
Deferred revenue	527,695	426,345
Net cash provided by operating activities	776,562	477,484

Cash flow from investing activities:
Purchase of property and equipment	(16,091)	(42,448)
Purchase of intangible assets	(9,751)	-
Net cash used in investing activities	(25,842)	(42,448)

Cash flow from financing activities:
Advance under line of credit	-	500,000
Payment under line of credit	-	(500,000)
Common stock repurchase and retirement	(82,354)	(20,148)
Net cash used in financing activities	(82,354)	(20,148)

Effect of exchange rate changes	3,386	(4,920)

Net increase in cash and cash equivalents	671,752	409,968
Cash and cash equivalents, beginning of period	6,076,875	1,354,158
Cash and cash equivalents, end of period	$6,748,627	$1,764,126

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$22,942	$17,300
Cash paid for interest	$6,000	$7,993

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2016 and 2015 (Unaudited)

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

Cash denominated in Euros with a US Dollar equivalent of $210,736 and $76,793 at December 31, 2016 and June 30, 2016, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The following table summarizes revenue concentrations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Customer A	*	11%	*	11%

The following table summarizes accounts receivable concentrations:

	As of
	December 31,	June 30,
	2016	2016
Customer B	12%	*

The following table summarizes vendor concentrations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Vendor A	18%	18%	18%	17%
Vendor B	*	23%	*	17%

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

Cost of Revenue

Platforms

Cost of Platform revenue consists primarily of personnel costs of our operations team, and to a lesser extent managed hosting providers and other third-party service and data providers.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to $17,631 and $5,805, for the three months ended December 31, 2016 and 2015, respectively and $20,955 and $7,122, for the six months ended December 31, 2016 and 2015, respectively.

The following table summarizes the exchange rates used:

	Six Months Ended December 31,		Year Ended June 30,
	2016	2015	2016	2015
Period end Euro : US Dollar exchange rate	1.09	1.09	1.11	1.11
Average period Euro : US Dollar exchange rate	1.11	1.10	1.11	1.20

Period end Mexican Peso : US Dollar exchange rate	0.05	0.06	0.05	0.06
Average period Mexican Peso : US Dollar exchange rate	0.05	0.06	0.06	0.07

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At December 31, 2016 potentially dilutive securities include options to acquire 3,122,277 shares of common stock and warrants to acquire 1,985,000 shares of common stock.  At December 31, 2015 potentially dilutive securities include options to acquire 2,808,503 shares of common stock and warrants to acquire 305,000 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three and six months ended December 31, 2016 and 2015 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2016. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of December 31, 2016. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2016 and June 30, 2016, respectively.  As of December 31, 2016 and June 30, 2016, approximately $2,780,000 and $3,390,000, respectively, of available credit was unused.

Note 4.	Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to our employees, directors and key consultants to purchase our common stock. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan (including issuance of restricted common stock) increased from 5,000,000 to 7,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 2,293,399 shares available for grant under the Plan as of December 31, 2016. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2016	2,717,193	1.16	2,517,333	1.17	199,860	1.06
Granted	405,084	1.05	325,000	1.05	80,084	1.04
Options vesting	-	-	37,900	1.18	(37,900)	1.18
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at December 31, 2016	3,122,277	$1.15	2,880,233	$1.16	242,044	$1.03

The weighted average remaining contractual life of all options outstanding as of December 31, 2016 was 6.05 years. The remaining contractual life for options vested and exercisable at December 31, 2016 was 5.77 years. Furthermore, the aggregate intrinsic value of options outstanding as of December 31, 2016 was $119,166, and the aggregate intrinsic value of options vested and exercisable at December 31, 2016 was $110,521, in each case based on the fair value of the Company’s common stock on December 31, 2016.

During the six months ended December 31, 2016, the Company granted 405,084 options to employees and directors with a fair value of $246,014.  The fair value was calculated using a Black-Scholes option pricing model with the following assumptions: (i) volatility rate between 79.2% and 81.4%, (ii) discount rate between 1.27% and 1.76%, (iii) zero expected dividend yield, and (iv) expected term of between 5 and 6 years based upon the average of the term of the option and the vesting period. The total fair value of options that vested during the six months ended December 31, 2016 was $228,491 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of December 31, 2016, the amount of unvested compensation related to these options was $129,267 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of December 31, 2016 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	9.16	-
0.60	5,000	9.11	2,083
0.65	6,150	7.86	4,613
0.70	225,000	8.93	225,000
0.77	59,500	7.64	52,083
0.80	16,000	8.64	16,000
0.90	25,667	8.60	20,334
0.97	6,000	9.65	-
1.00	370,890	2.25	362,925
1.02	287,000	3.57	287,000
1.05	507,529	1.79	429,926
1.07	53,898	5.79	53,898
1.09	166,165	9.40	43,750
1.10	255,000	8.50	255,000
1.15	228,000	6.10	228,000
1.20	31,414	7.39	28,796
1.25	32,000	6.12	32,000
1.30	263,000	5.18	263,000
1.50	380,000	1.06	380,000
1.75	1,067	7.08	978
1.80	169,425	6.72	169,425
1.85	24,000	6.39	24,000
1.97	1,422	6.90	1,422
Total	3,122,277		2,880,233

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2016	1,990,000	1.25
Granted	-	-
Exercised	-	-
Expired/Cancelled	(5,000)	3.75
Outstanding, December 31, 2016	1,985,000	$1.25
Exercisable, June 30, 2016	1,990,000	$1.25
Exercisable, December 31, 2016	1,985,000	$1.25

There was no intrinsic value for all warrants outstanding as of December 31, 2016, based on the fair value of the Company’s common stock on December 31, 2016.

Additional information regarding warrants outstanding and exercisable as of December 31, 2016 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	100,000	4.98	100,000
1.25	1,885,000	4.45	1,885,000
Total	1,985,000		1,985,000

Restricted Common Stock

Prior to July 1, 2016, the Company issued 1,303,687 shares of restricted common stock to employees valued at $1,286,474, of which $783,845 had been recognized as an expense.

During the six months ended December 31, 2016, the Company issued an additional 145,303 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $144,277 based on the market price of our common stock ranging from $0.97 to $1.05 per share on the date of grant, which will be amortized over the three-year vesting period. Restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of restricted common stock vested during the six months ended December 31, 2016 was $177,194 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2016, the amount of unvested compensation related to issuances of restricted common stock was $470,071, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2016	706,642	0.82
Granted	145,303	0.99
Vested	(226,380)	0.85
Forfeited	-	-
Non-vested, December 31, 2016	625,565	$0.85

Common Stock Repurchase and Retirement

During the six months ended December 31, 2016, the Company repurchased 79,708 shares of our common stock from employees at an average market price of approximately $1.03 per share for an aggregate amount of $82,354. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

Note 5.	Subsequent Events

On December 30, 2016, the Company entered into a lease dated December 29, 2016 with Douglas Emmett 2014, LLC, for approximately 3,765 square feet of office space, identified as Suite 165, of the office building located at 15821 Ventura Boulevard, Suite 165, Encino, California 91436.  The lease has a term of four years commencing February 1, 2017 and the monthly base rent is $10,354, subject to the adjustment provisions of the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2016 and 2015 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

2

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Revenue:
Platforms	$219,137	$172,072	$129,963	$121,034	$92,578	$58,463	$32,000	$45,276
Transactions	5,866,562	6,006,399	6,025,972	6,394,127	5,702,733	5,567,241	5,382,124	5,621,441
Reprints and ePrints	2,444,368	1,480,245	2,141,466	2,209,056	3,519,915	2,401,397	2,166,382	3,168,464
Total revenue	8,530,067	7,658,716	8,297,401	8,724,217	9,315,226	8,027,101	7,580,506	8,835,181

Cost of revenue:
Platforms	45,623	29,964	23,426	21,557	17,177	11,762	7,744	9,538
Transactions	4,664,690	4,714,999	4,702,892	4,918,679	4,471,950	4,290,025	4,161,298	4,238,532
Reprints and ePrints	2,221,742	1,384,356	1,986,081	2,018,967	3,229,797	2,170,967	1,948,287	2,883,644
Total cost of revenue	6,932,055	6,129,319	6,712,399	6,959,203	7,718,924	6,472,754	6,117,329	7,131,714

Gross profit:
Platforms	173,514	142,108	106,537	99,477	75,401	46,701	24,256	35,738
Transactions	1,201,872	1,291,400	1,323,080	1,475,448	1,230,783	1,277,216	1,220,826	1,382,909
Reprints and ePrints	222,626	95,889	155,385	190,089	290,118	230,430	218,095	284,820
Total gross profit	1,598,012	1,529,397	1,585,002	1,765,014	1,596,302	1,554,347	1,463,177	1,703,467

Operating expenses:
Sales and marketing	854,724	580,778	520,402	525,681	498,835	496,641	419,290	433,144
General and administrative	1,226,181	1,211,008	902,667	1,011,670	1,092,187	1,063,262	943,500	1,061,840
Depreciation and amortization	32,426	30,469	29,702	30,310	16,096	14,738	16,934	25,005
Stock-based compensation expense	303,097	102,589	162,192	130,568	277,389	143,741	506,634	106,521
Foreign currency transaction loss (gain)	17,631	3,324	994	(2,829)	5,805	1,317	4,004	57,647
Total operating expenses	2,434,059	1,928,168	1,615,957	1,695,400	1,890,312	1,719,699	1,890,362	1,684,157
Income (loss) from operations	(836,047)	(398,771)	(30,955)	69,614	(294,010)	(165,352)	(427,185)	19,310

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Net income (loss):
Loss from continuing operations	$(842,960)	$(410,666)	$(52,989)	$32,376	$(298,425)	$(178,820)	$(439,257)	$(1,816)
Income (loss) from discontinued operations	-	-	-	-	-	-	163,453	-
Net income (loss)	$(842,960)	$(410,666)	$(52,989)	$32,376	$(298,425)	$(178,820)	$(275,804)	$(1,816)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.04)	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)	$(0.03)	$-
Income (loss) per share from discontinued operations	$-	$-	$-	$-	$-	$-	$0.01	$-
Net income (loss) per share	$(0.04)	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)	$(0.02)	$-
Basic weighted average common shares outstanding	23,200,975	23,131,570	18,154,762	17,707,900	17,656,087	17,564,070	17,462,484	17,457,404

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.04)	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)	$(0.03)	$-
Income (loss) per share from discontinued operations	$-	$-	$-	$-	$-	$-	$0.01	$-
Net income (loss) per share	$(0.04)	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)	$(0.02)	$-
Diluted weighted average common shares outstanding	23,200,975	23,131,570	18,154,762	18,464,000	17,656,087	17,564,070	17,462,484	17,457,404

Comparison of the Three and Six Months Ended December 31, 2016 and 2015

Results of Operations

	Three Months Ended December 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change

Revenue	$8,530,067	$9,315,226	$(785,159)	(8.4)%
Cost of revenue	6,932,055	7,718,924	(786,869)	(10.2)%
Gross profit	1,598,012	1,596,302	1,710	0.1%

Operating expenses:
Sales and marketing	854,724	498,835	355,889	71.3%
General and administrative	1,226,181	1,092,187	133,994	12.3%
Depreciation and amortization	32,426	16,096	16,330	101.5%
Stock-based compensation expense	303,097	277,389	25,708	9.3%
Foreign currency transaction loss	17,631	5,805	11,826	203.7%
Total operating expenses	2,434,059	1,890,312	543,747	28.8%
Loss from operations	(836,047)	(294,010)	(542,037)	184.4%

Other income (expenses):
Interest expense	(3,000)	(3,000)	-	-%
Other income	5,424	4,641	783	16.9%
Total other income (expenses)	2,424	1,641	783	47.7%

Loss from operations before provision for income taxes	(833,623)	(292,369)	(541,254)	185.1%
Provision for income taxes	(9,337)	(6,056)	(3,281)	54.2%

Net loss	$(842,960)	$(298,425)	$(544,535)	182.5%

	Six Months Ended December 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change

Revenue	$16,188,783	$17,342,327	$(1,153,544)	(6.7)%
Cost of revenue	13,061,374	14,191,678	(1,130,304)	(8.0)%
Gross profit	3,127,409	3,150,649	(23,240)	(0.7)%

Operating expenses:
Sales and marketing	1,435,502	995,476	440,026	44.2%
General and administrative	2,437,189	2,155,449	281,740	13.1%
Depreciation and amortization	62,895	30,834	32,061	104.0%
Stock-based compensation expense	405,686	421,130	(15,444)	(3.7)%
Foreign currency transaction loss	20,955	7,122	13,833	194.2%
Total operating expenses	4,362,227	3,610,011	752,216	20.8%
Loss from operations	(1,234,818)	(459,362)	(775,456)	(168.8)%

Other income (expenses):
Interest expense	(6,000)	(7,993)	1,993	24.9%
Other income	10,134	7,410	2,724	36.8%
Total other income (expenses)	4,134	(583)	4,717	809.1%

Loss from operations before provision for income taxes	(1,230,684)	(459,945)	(770,739)	(167.6)%
Provision for income taxes	(22,942)	(17,300)	(5,642)	(32.6)%

Net loss	$(1,253,626)	$(477,245)	$(776,381)	(162.7)%

Revenue

	Three Months Ended December 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Revenue:
Platforms	$219,137	$92,578	$126,559	136.7%
Transactions	5,866,562	5,702,733	163,829	2.9%
Reprints and ePrints	2,444,368	3,519,915	(1,075,547)	(30.6)%
Total revenue	$8,530,067	$9,315,226	$(785,159)	(8.4)%

Total revenue decreased $785,159, or 8.4%, for the three months ended December 31, 2016 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	h	$126,559	Increased due to additional deployments to new and existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	h	$163,829	Increased primarily due to a net increase in orders resulting from the acquisition of new customers. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow,
Reprints and ePrints	i	$1,075,547	Decreased due to a decrease in orders from existing customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

	Six Months Ended December 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Revenue:
Platforms	$391,209	$151,041	$240,168	159.0%
Transactions	11,872,961	11,269,974	602,987	5.4%
Reprints and ePrints	3,924,613	5,921,312	(1,996,699)	(33.7)%
Total revenue	$16,188,783	$17,342,327	$(1,153,544)	(6.7)%

Total revenue decreased $1,153,544, or 6.7%, for the six months ended December 31, 2016 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	h	$240,168	Increased due to additional deployments to new and existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	h	$602,987	Increased primarily due to a net increase in orders resulting from the acquisition of new customers. Even though single article delivery services are charged on a transactional basis, customer order volume tends to be consistent from month to month in part due to consistent orders of larger customers that require the implementation of our services into their work flow.
Reprints and ePrints	i	$1,996,699	Decreased due to a decrease in orders from existing customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

 Cost of Revenue

	Three Months Ended December 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Cost of Revenue:
Platforms	$45,623	$17,177	$28,446	165.6%
Transactions	4,664,690	4,471,950	192,740	4.3%
Reprints and ePrints	2,221,742	3,229,797	(1,008,055)	(31.2)%
Total cost of revenue	$6,932,055	$7,718,924	$(786,869)	(10.2)%

	Three Months Ended December 31,
	2016	2015	2016-2015 Change *
As a percentage of revenue:
Platforms	20.8%	18.6%	2.2%
Transactions	79.5%	78.4%	1.1%
Reprints and ePrints	90.9%	91.8%	(0.9)%
Total	81.3%	82.9%	(1.6)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 1.6%, from 82.9% for the previous year to 81.3%, for the three months ended December 31, 2016, due to the following:

Category	Impact as percentage of revenue		Key Drivers
Platforms	h	2.2%	Increased due to additional third-party data costs.
Transactions	h	1.1%	Increased due to a reduction in copyright discounts, and a reduction in service fee revenue as a percentage of total revenue.
Reprints and ePrints	i	0.9%	Decreased primarily due to a reduction in content costs.

	Six Months Ended December 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Cost of Revenue:
Platforms	$75,587	$28,939	$46,648	161.2%
Transactions	9,379,689	8,761,975	617,714	7.0%
Reprints and ePrints	3,606,098	5,400,764	(1,794,666)	(33.2)%
Total cost of revenue	$13,061,374	$14,191,678	$(1,130,304)	(8.0)%

	Six Months Ended December 31,
	2016	2015	2016-2015 Change *
As a percentage of revenue:
Platforms	19.3%	19.2%	0.1%
Transactions	79.0%	77.7%	1.3%
Reprints and ePrints	91.9%	91.2%	0.7%
Total	80.7%	81.8%	(1.1)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 1.2%, from 81.8% for the previous year to 80.7%, for the six months ended December 31, 2016, due to the following:

Category	Impact as percentage of revenue		Key Drivers
Platforms	h	0.1%	Increased due to additional third-party data costs.
Transactions	h	1.3%	Increased due to a reduction in copyright discounts, and a reduction in service fee revenue as a percentage of total revenue.
Reprints and ePrints	h	0.7%	Increased primarily due to greater fixed personnel cost as a percentage of revenue.

Gross Profit

	Three Months Ended December 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Gross Profit:
Platforms	$173,514	$75,401	$98,113	130.1%
Transactions	1,201,872	1,230,783	(28,911)	(2.3)%
Reprints and ePrints	222,626	290,118	(67,492)	(23.3)%
Total gross profit	$1,598,012	$1,596,302	$1,710	0.1%

	Three Months Ended December 31,
	2016	2015	2016-2015 Change *
As a percentage of revenue:
Platforms	79.2%	81.4%	(2.3)%
Transactions	20.5%	21.6%	(1.1)%
Reprints and ePrints	9.1%	8.2%	0.9%
Total	18.7%	17.1%	1.6%

* The difference between current and prior period gross profit as a percentage of revenue

	Six Months Ended December 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Gross Profit:
Platforms	$315,622	$122,102	$193,520	158.5%
Transactions	2,493,272	2,507,999	(14,727)	(0.6)%
Reprints and ePrints	318,515	520,548	(202,033)	(38.8)%
Total gross profit	$3,127,409	$3,150,649	$(23,240)	(0.7)%

	Six Months Ended December 31,
	2016	2015	2016-2015 Change *
As a percentage of revenue:
Platforms	80.7%	80.8%	(0.1)%
Transactions	21.0%	22.3%	(1.3)%
Reprints and ePrints	8.1%	8.8%	(0.7)%
Total	19.3%	18.2%	1.1%

* The difference between current and prior period gross profit as a percentage of revenue

 Operating Expenses

	Three Months Ended December 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Operating Expenses:
Sales and marketing	$854,724	$498,835	$355,889	71.3%
General and administrative	1,226,181	1,092,187	133,994	12.3%
Depreciation and amortization	32,426	16,096	16,330	101.5%
Stock-based compensation expense	303,097	277,389	25,708	9.3%
Foreign currency transaction loss	17,631	5,805	11,826	203.7%
Total operating expenses	$2,434,059	$1,890,312	$543,747	28.8%

Category	Impact		Key Drivers
Sales and marketing	h	$355,889	Increased primarily due to greater personnel and consulting cost.
General and administrative	h	$133,994	Increased primarily due to greater personnel and consulting cost.
Depreciation and amortization	h	$16,330	Increased due to greater amortization of customer list.

	Six Months Ended December 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Operating Expenses:
Sales and marketing	$1,435,502	$995,476	$440,026	44.2%
General and administrative	2,437,189	2,155,449	281,740	13.1%
Depreciation and amortization	62,895	30,834	32,061	104.0%
Stock-based compensation expense	405,686	421,130	(15,444)	(3.7)%
Foreign currency transaction loss	20,955	7,122	13,833	194.2%
Total operating expenses	$4,362,227	$3,610,011	$752,216	20.8%

Category	Impact		Key Drivers
Sales and marketing	h	$440,026	Increased primarily due to greater personnel and consulting cost.
General and administrative	h	$281,740	Increased primarily due to greater personnel and consulting cost.
Depreciation and amortization	h	$32,061	Increased due to greater amortization of customer list.

Net Income (Loss)

	Three Months Ended December 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Net loss	$(842,960)	$(298,425)	$(544,535)	(182.5)%

Net loss increased $544,535 or 182.5%, for the three months ended December 31, 2016 compared to the three months ended December 31, 2015, primarily due to increased operating expenses as described above.

	Six Months Ended December 31,
	2016	2015	2016-2015 $ Change	2016-2015 % Change
Net loss	$(1,253,626)	$(477,245)	$(776,381)	(162.7)%

Net loss increased $776,381 or 162.7%, for the six months ended December 31, 2016 compared to the six months ended December 31, 2015, primarily due to increased operating expenses as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
	2016	2015
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$776,562	$477,484
Net cash used in investing activities	(25,842)	(42,448)
Net cash used in financing activities	(82,354)	(20,148)

Effect of exchange rate changes	3,386	(4,920)
Net increase in cash and cash equivalents	671,752	409,968
Cash and cash equivalents, beginning of period	6,076,875	1,354,158
Cash and cash equivalents, end of period	$6,748,627	$1,764,126

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of December 31, 2016, we had working capital of $4,945,178 and stockholders’ equity of $5,112,674. For the six months ended December 31, 2016, we recorded a net loss of $1,253,626, and cash provided by operating activities was $776,562. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of December 31, 2016, we had cash and cash equivalents of $6,748,627, compared to $6,076,875 as of June 30, 2016, an increase of $671,752. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $776,562 for the six months ended December 31, 2016 and resulted primarily from an increase in accounts payable of $1,449,375 and a decrease in accounts receivable of $696,302, partially offset by an increase in prepaid royalties of $1,044,250.

Net cash provided by operating activities was $477,484 for the six months ended December 31, 2015 and resulted primarily from an increase in accounts payable and accrued expenses of $833,266, partially offset by an increase in accounts receivable of $527,065.

Investing Activities

Net cash used in investing activities was $25,842 for the six months ended December 31, 2016 and resulted from the purchase of intangible assets and property and equipment.

Net cash used in investing activities was $42,448 for the six months ended December 31, 2015 and resulted from the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $82,354 for the six months ended December 31, 2016 and resulted from the repurchase of common stock.

Net cash used in financing activities was $20,148 for the six months ended December 31, 2015 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2016. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of December 31, 2016. The line of credit is secured by our consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2016 and June 30, 2016, respectively.  As of December 31, 2016 and June 30, 2016, approximately $2,780,000 and $3,390,000, respectively, of available credit was unused.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, other income (expense), foreign currency transaction loss, provision for income taxes, depreciation and amortization, stock-based compensation, and (gain) loss on sale of fixed assets. Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015	2016-2015 $ Change
Net loss	$(842,960)	$(298,425)	$(544,535)
Add (deduct):
Interest expense	3,000	3,000	-
Other (income) expense	(5,424)	(4,641)	(783)
Foreign currency transaction loss	17,631	5,805	11,826
Provision for income taxes	9,337	6,056	3,281
Depreciation and amortization	32,426	16,096	16,330
Stock-based compensation	303,097	277,389	25,708
Adjusted EBITDA	$(482,893)	$5,280	$(488,173)

	Six Months Ended December 31,
	2016	2015	2016-2015 $ Change
Net loss	$(1,253,626)	$(477,245)	$(776,381)
Add (deduct):
Interest expense	6,000	7,993	(1,993)
Other (income) expense	(10,134)	(7,410)	(2,724)
Foreign currency transaction loss	20,955	7,122	13,833
Provision for income taxes	22,942	17,300	5,642
Depreciation and amortization	62,895	30,834	32,061
Stock-based compensation	405,686	421,130	(15,444)
Adjusted EBITDA	$(745,282)	$(276)	$(745,006)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: February 14, 2017		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: February 14, 2017		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith

