Form 10-Q
period 2017-03-31
Research Solutions, Inc.
filed 2017-05-15
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-53501

RESEARCH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	11-3797644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15821 Ventura Blvd., Suite 165, Encino, California	91436
(Address of principal executive offices)	(Zip Code)

(310) 477-0354

(Registrant’s telephone number, including area code)

5435 Balboa Blvd., Suite 202, Encino, California, 91316

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 10, 2017
Common Stock, $0.001 par value	23,925,910

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,242,978	$6,076,875
Accounts receivable, net of allowance of $47,510 and $52,084, respectively	5,186,517	5,761,860
Prepaid expenses and other current assets	196,553	164,610
Prepaid royalties	1,276,576	173,665
Total current assets	11,902,624	12,177,010

Other assets:
Property and equipment, net of accumulated depreciation of $682,849 and $642,051, respectively	83,662	82,207
Intangible assets, net of accumulated amortization of $602,779 and $546,679, respectively	58,499	104,848
Deposits and other assets	19,061	7,594
Right of use asset, net of accumulated amortization of $18,018	445,004	-
Total assets	$12,508,850	$12,371,659

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,338,404	$5,690,768
Deferred revenue	1,163,813	639,834
Lease liability, current portion	88,124	-
Total current liabilities	7,590,341	6,330,602

Long-term liabilities:
Lease liability, long-term portion	357,063	-

Total liabilities	7,947,404	6,330,602

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 23,925,910 and 23,809,593 shares issued and outstanding, respectively	23,926	23,810
Additional paid-in capital	22,070,330	21,642,763
Accumulated deficit	(17,473,411)	(15,582,295)
Accumulated other comprehensive loss	(59,399)	(43,221)
Total stockholders’ equity	4,561,446	6,041,057
Total liabilities and stockholders’ equity	$12,508,850	$12,371,659

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenue	$8,643,799	$8,724,217	$24,832,582	$26,066,544
Cost of revenue	6,914,793	6,959,203	19,976,167	21,150,881
Gross profit	1,729,006	1,765,014	4,856,415	4,915,663

Operating expenses:
Selling, general and administrative	2,334,189	1,665,090	6,633,521	5,244,267
Depreciation and amortization	33,906	30,310	96,801	61,144
Total operating expenses	2,368,095	1,695,400	6,730,322	5,305,411
Income (loss) from operations	(639,089)	69,614	(1,873,907)	(389,748)

Other income (expenses):
Interest expense	(3,000)	(6,389)	(9,000)	(14,382)
Other income (expense)	10,143	(25,639)	20,277	(18,229)
Total other income (expenses)	7,143	(32,028)	11,277	(32,611)

Income (loss) from operations before provision for income taxes	(631,946)	37,586	(1,862,630)	(422,359)
Provision for income taxes	(5,544)	(5,210)	(28,486)	(22,510)

Net income (loss)	(637,490)	32,376	(1,891,116)	(444,869)

Other comprehensive income (loss):
Foreign currency translation	(18,090)	(6,603)	(16,178)	(11,966)
Comprehensive income (loss)	$(655,580)	$25,773	$(1,907,294)	$(456,835)

Basic income (loss) per common share:
Net income (loss) per share	$(0.03)	$-	$(0.08)	$(0.03)
Basic weighted average common shares outstanding	23,265,939	17,707,900	23,199,010	17,642,449

Diluted income (loss) per common share:
Net income (loss) per share	$(0.03)	$-	$(0.08)	$(0.03)
Diluted weighted average common shares outstanding	23,265,939	18,464,000	23,199,010	17,642,449

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Nine Months Ended March 31, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2016	23,809,593	$23,810	$21,642,763	$(15,582,295)	$(43,221)	$6,041,057

Fair value of vested stock options	-	-	247,224	-	-	247,224

Fair value of vested restricted common stock	203,275	202	270,585	-	-	270,787

Repurchase of common stock	(86,958)	(86)	(90,242)	-	-	(90,328)

Net loss for the period	-	-	-	(1,891,116)	-	(1,891,116)

Foreign currency translation	-	-	-	-	(16,178)	(16,178)

Balance, March 31, 2017	23,925,910	$23,926	$22,070,330	$(17,473,411)	$(59,399)	$4,561,446

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2017	2016

Cash flow from operating activities:
Net loss	$(1,891,116)	$(444,869)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	96,801	61,145
Amortization of lease right	18,018	-
Fair value of vested stock options	247,224	245,523
Fair value of vested restricted common stock	270,787	276,360
Modification cost of options issued to directors	-	29,815
Changes in operating assets and liabilities:
Accounts receivable	575,343	(614,001)
Prepaid expenses and other current assets	(31,943)	(63,367)
Prepaid royalties	(1,102,911)	184,680
Deposits and other assets	(11,467)	106
Accounts payable and accrued expenses	647,636	564,290
Deferred revenue	523,979	542,400
Lease liability	(17,835)	-
Net cash provided by (used in) operating activities	(675,484)	782,082

Cash flow from investing activities:
Purchase of property and equipment	(42,316)	(49,784)
Purchase of intangible assets	(9,751)	(130,800)
Net cash used in investing activities	(52,067)	(180,584)

Cash flow from financing activities:
Advance under line of credit	-	1,000,000
Payment under line of credit	-	(1,000,000)
Common stock repurchase and retirement	(90,328)	(20,147)
Net cash used in financing activities	(90,328)	(20,147)

Effect of exchange rate changes	(16,018)	(11,539)

Net increase (decrease) in cash and cash equivalents	(833,897)	569,812
Cash and cash equivalents, beginning of period	6,076,875	1,354,158
Cash and cash equivalents, end of period	$5,242,978	$1,923,970

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$28,486	$22,510
Cash paid for interest	$9,000	$14,382

Supplemental noncash investing and financing activities:
Acquisition of leased asset and lease liability	$463,022	$-

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2017 and 2016 (Unaudited)

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

Platforms

Our cloud-based SaaS solution consists of proprietary software and Internet-based interfaces. Legacy functionality allows customers to initiate orders, manage transactions, obtain reporting, automate authentication, and connect seamlessly to corporate intranets. Customers can also enhance the information resources they already own or access via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific and technical information.

New functionality has recently been added to our Platform in the form of interactive app-like gadgets. An alternative to manual data filtering and extraction, gadgets are designed to gather, augment, and extract data across a variety of formats, including bibliographic citations, tables of contents, RSS feeds, PDF files, XML feeds, and web content. We are rapidly developing new gadgets in order to build an ecosystem of gadgets. Together, these gadgets will provide researchers with an “all in one” toolkit, delivering efficiencies in core research workflows and knowledge creation processes.

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

Cash denominated in Euros with a US Dollar equivalent of $181,634 and $76,793 at March 31, 2017 and June 30, 2016, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and nine months ended March 31, 2017 and 2016.

The Company has no customers that accounted for greater than 10% of accounts receivable at March 31, 2017 and June 30, 2016.

The following table summarizes vendor concentrations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Vendor A	16%	18%	18%	16%
Vendor B	*	*	*	13%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $6,272 for the three months ended March 31, 2017, and a gain of $2,829, for the three months ended March 31, 2016, and a gain of $27,227 and $4,293, for the nine months ended March 31, 2017 and 2016, respectively.

The following table summarizes the exchange rates used:

	Nine Months Ended March 31,		Year Ended June 30,
	2017	2016	2016	2015
Period end Euro : US Dollar exchange rate	1.08	1.14	1.11	1.11
Average period Euro : US Dollar exchange rate	1.09	1.10	1.11	1.20

Period end Mexican Peso : US Dollar exchange rate	0.05	0.06	0.05	0.06
Average period Mexican Peso : US Dollar exchange rate	0.05	0.06	0.06	0.07

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At March 31, 2017 potentially dilutive securities include options to acquire 3,125,951 shares of common stock, and warrants to acquire 1,985,000 shares of common stock.  At March 31, 2016 potentially dilutive securities include options to acquire 2,551,028 shares of common stock, and warrants to acquire 205,000 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three and nine months ended March 31, 2017 and the nine months ended March 31, 2016, because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the three months ended March 31, 2016, the calculation of diluted earnings per share includes unvested restricted common stock, stock options, and warrants, calculated under the treasury stock method.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU No. 2016-02 for a new lease entered into during the period.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2017. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of March 31, 2017. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2017 and June 30, 2016, respectively.  As of March 31, 2017 and June 30, 2016, approximately $2,945,000 and $3,390,000, respectively, of available credit was unused.

Note 4. Obligations Leases

During the period ended March 31, 2017, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the fair value of the lease liability at the inception of the lease was $463,000 using a discount rate of 3.75%. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis.

Note 5. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to our employees, directors and key consultants to purchase our common stock. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan (including issuance of restricted common stock) increased from 5,000,000 to 7,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 2,231,753 shares available for grant under the Plan as of March 31, 2017. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2016	2,717,193	1.16	2,517,333	1.17	199,860	1.06
Granted	408,758	1.05	325,000	1.05	83,758	1.05
Options vesting	-	-	52,224	1.09	(52,224)	1.09
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at March 31, 2017	3,125,951	$1.15	2,894,557	$1.15	231,394	$1.05

The weighted average remaining contractual life of all options outstanding as of March 31, 2017 was 5.81 years. The remaining contractual life for options vested and exercisable at March 31, 2017 was 5.54 years. Furthermore, the aggregate intrinsic value of options outstanding as of March 31, 2017 was $185,399, and the aggregate intrinsic value of options vested and exercisable at March 31, 2017 was $178,278, in each case based on the fair value of the Company’s common stock on March 31, 2017.

During the nine months ended March 31, 2017, the Company granted 408,758 options to employees and directors with a fair value of $248,549.  The fair value was calculated using a Black-Scholes option pricing model with the following assumptions: (i) volatility rate between 77.8% and 81.4%, (ii) discount rate between 1.27% and 2.06%, (iii) zero expected dividend yield, and (iv) expected term of between 5 and 6 years based upon the average of the term of the option and the vesting period. The total fair value of options that vested during the nine months ended March 31, 2017 was $247,224 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of March 31, 2017, the amount of unvested compensation related to these options was $113,069 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of March 31, 2017 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	8.91	3,396
0.60	5,000	8.87	2,500
0.65	6,150	7.61	5,125
0.70	225,000	8.68	225,000
0.77	59,500	7.39	55,792
0.80	16,000	8.39	16,000
0.90	25,667	8.35	21,222
0.97	6,000	9.40	-
1.00	370,890	2.53	364,916
1.02	287,000	3.33	287,000
1.05	507,529	9.33	430,630
1.07	53,898	5.55	53,898
1.09	166,165	9.15	43,750
1.10	255,000	8.25	255,000
1.14	3,674	9.89	-
1.15	228,000	5.86	228,000
1.20	31,414	7.14	31,414
1.25	32,000	5.88	32,000
1.30	263,000	4.93	263,000
1.50	380,000	0.81	380,000
1.75	1,067	6.83	1,067
1.80	169,425	6.48	169,425
1.85	24,000	6.14	24,000
1.97	1,422	6.65	1,422
Total	3,125,951		2,894,557

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2016	1,990,000	1.25
Granted	-	-
Exercised	-	-
Expired/Cancelled	(5,000)	3.75
Outstanding, March 31, 2017	1,985,000	$1.25
Exercisable, June 30, 2016	1,990,000	$1.25
Exercisable, March 31, 2017	1,985,000	$1.25

There was no intrinsic value for all warrants outstanding as of March 31, 2017, based on the fair value of the Company’s common stock on March 31, 2017.

Additional information regarding warrants outstanding and exercisable as of March 31, 2017 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	100,000	4.73	100,000
1.25	1,885,000	4.20	1,885,000
Total	1,985,000		1,985,000

Restricted Common Stock

Prior to July 1, 2016, the Company issued 1,303,687 shares of restricted common stock to employees valued at $1,286,474, of which $783,845 had been recognized as an expense.

During the nine months ended March 31, 2017, the Company issued an additional 203,275 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $210,365 based on the market price of our common stock ranging from $0.97 to $1.14 per share on the date of grant, which will be amortized over the three-year vesting period. Restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of restricted common stock vested during the nine months ended March 31, 2017 was $270,788 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of March 31, 2017, the amount of unvested compensation related to issuances of restricted common stock was $442,567, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2016	706,642	0.82
Granted	203,275	1.03
Vested	(359,703)	0.81
Forfeited	-	-
Non-vested, March 31, 2017	550,213	$0.90

Common Stock Repurchase and Retirement

During the nine months ended March 31, 2017, the Company repurchased 86,958 shares of our common stock from employees at an average market price of approximately $1.04 per share for an aggregate amount of $90,329. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2017 and 2016 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Platforms

Our cloud-based SaaS solution consists of proprietary software and Internet-based interfaces. Legacy functionality allows customers to initiate orders, manage transactions, obtain reporting, automate authentication, and connect seamlessly to corporate intranets. Customers can also enhance the information resources they already own or access via subscriptions or internal libraries, as well as organize workgroups to collaborate around scientific and technical information.

New functionality has recently been added to our Platform in the form of interactive app-like gadgets. An alternative to manual data filtering and extraction, gadgets are designed to gather, augment, and extract data across a variety of formats, including bibliographic citations, tables of contents, RSS feeds, PDF files, XML feeds, and web content. We are rapidly developing new gadgets in order to build an ecosystem of gadgets. Together, these gadgets will provide researchers with an “all in one” toolkit, delivering efficiencies in core research workflows and knowledge creation processes.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2017	2016	2016	2016	2016	2015	2015	2015
Revenue:
Platforms	$270,920	$219,137	$172,072	$129,963	$121,034	$92,578	$58,463	$32,000
Transactions	6,372,679	5,866,562	6,006,399	6,025,972	6,394,127	5,702,733	5,567,241	5,382,124
Reprints and ePrints	2,000,200	2,444,368	1,480,245	2,141,466	2,209,056	3,519,915	2,401,397	2,166,382
Total revenue	8,643,799	8,530,067	7,658,716	8,297,401	8,724,217	9,315,226	8,027,101	7,580,506

Cost of revenue:
Platforms	58,367	45,623	29,964	23,426	21,557	17,177	11,762	7,744
Transactions	4,997,842	4,664,690	4,714,999	4,702,892	4,918,679	4,471,950	4,290,025	4,161,298
Reprints and ePrints	1,858,584	2,221,742	1,384,356	1,986,081	2,018,967	3,229,797	2,170,967	1,948,287
Total cost of revenue	6,914,793	6,932,055	6,129,319	6,712,399	6,959,203	7,718,924	6,472,754	6,117,329

Gross profit:
Platforms	212,553	173,514	142,108	106,537	99,477	75,401	46,701	24,256
Transactions	1,374,837	1,201,872	1,291,400	1,323,080	1,475,448	1,230,783	1,277,216	1,220,826
Reprints and ePrints	141,616	222,626	95,889	155,385	190,089	290,118	230,430	218,095
Total gross profit	1,729,006	1,598,012	1,529,397	1,585,002	1,765,014	1,596,302	1,554,347	1,463,177

Operating expenses:
Sales and marketing	963,784	854,724	580,778	520,402	525,681	498,835	496,641	419,290
General and administrative	1,251,807	1,226,181	1,211,008	902,667	1,011,670	1,092,187	1,063,262	943,500
Depreciation and amortization	33,906	32,426	30,469	29,702	30,310	16,096	14,738	16,934
Stock-based compensation expense	112,326	303,097	102,589	162,192	130,568	277,389	143,741	506,634
Foreign currency transaction loss (gain)	6,272	17,631	3,324	994	(2,829)	5,805	1,317	4,004
Total operating expenses	2,368,095	2,434,059	1,928,168	1,615,957	1,695,400	1,890,312	1,719,699	1,890,362
Income (loss) from operations	(639,089)	(836,047)	(398,771)	(30,955)	69,614	(294,010)	(165,352)	(427,185)

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2017	2016	2016	2016	2016	2015	2015	2015
Net income (loss):
Income (loss) from continuing operations	$(637,490)	$(842,960)	$(410,666)	$(52,989)	$32,376	$(298,425)	$(178,820)	$(439,257)
Income from discontinued operations	-	-	-	-	-	-	-	163,453
Net income (loss)	$(637,490)	$(842,960)	$(410,666)	$(52,989)	$32,376	$(298,425)	$(178,820)	$(275,804)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$(0.04)	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)	$(0.03)
Income (loss) per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$0.01
Net income (loss) per share	$(0.03)	$(0.04)	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)	$(0.02)
Basic weighted average common shares outstanding	23,265,939	23,200,975	23,131,570	18,154,762	17,707,900	17,656,087	17,564,070	17,462,484

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$(0.04)	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)	$(0.03)
Income (loss) per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$0.01
Net income (loss) per share	$(0.03)	$(0.04)	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)	$(0.02)
Diluted weighted average common shares outstanding	23,265,939	23,200,975	23,131,570	18,154,762	18,464,000	17,656,087	17,564,070	17,462,484

Comparison of the Three and Nine Months Ended March 31, 2017 and 2016

Results of Operations

	Three Months Ended March 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change

Revenue	$8,643,799	$8,724,217	$(80,418)	(0.9)%
Cost of revenue	6,914,793	6,959,203	(44,410)	(0.6)%
Gross profit	1,729,006	1,765,014	(36,008)	(2.0)%

Operating expenses:
Sales and marketing	963,784	525,681	438,103	83.3%
General and administrative	1,251,807	1,011,670	240,137	23.7%
Depreciation and amortization	33,906	30,310	3,596	11.9%
Stock-based compensation expense	112,326	130,568	(18,242)	(14.0)%
Foreign currency transaction loss (gain)	6,272	(2,829)	9,101	321.7%
Total operating expenses	2,368,095	1,695,400	672,695	39.7%
Income (loss) from operations	(639,089)	69,614	(708,703)	(1,018.0)%

Other income (expenses):
Interest expense	(3,000)	(6,389)	(3,389)	(53.0)%
Other income (expense)	10,143	(25,639)	35,782	139.6%
Total other income (expenses)	7,143	(32,028)	39,171	122.3%

Income (loss) from operations before provision for income taxes	(631,946)	37,586	(669,532)	(1,781.3)%
Provision for income taxes	(5,544)	(5,210)	(334)	(6.4)%

Net income (loss)	$(637,490)	$32,376	$(669,866)	(2,069.0)%

	Nine Months Ended March 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change

Revenue	$24,832,582	$26,066,544	$(1,233,962)	(4.7)%
Cost of revenue	19,976,167	21,150,881	(1,174,714)	(5.6)%
Gross profit	4,856,415	4,915,663	(59,248)	(1.2)%

Operating expenses:
Sales and marketing	2,399,286	1,521,157	878,129	57.7%
General and administrative	3,688,996	3,167,119	521,877	16.5%
Depreciation and amortization	96,801	61,144	35,657	58.3%
Stock-based compensation expense	518,012	551,698	(33,686)	(6.1)%
Foreign currency transaction loss (gain)	27,227	4,293	22,934	534.2%
Total operating expenses	6,730,322	5,305,411	1,424,911	26.9%
Income (loss) from operations	(1,873,907)	(389,748)	(1,484,159)	(380.8)%

Other income (expenses):
Interest expense	(9,000)	(14,382)	5,382	37.4%
Other income (expense)	20,277	(18,229)	38,506	211.2%
Total other income (expenses)	11,277	(32,611)	43,888	134.6%

Income (loss) from operations before provision for income taxes	(1,862,630)	(422,359)	(1,440,271)	(341.0)%
Provision for income taxes	(28,486)	(22,510)	(5,976)	(26.5)%

Net income (loss)	$(1,891,116)	$(444,869)	$(1,446,247)	(325.1)%

Revenue

	Three Months Ended March 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Revenue:
Platforms	$270,920	$121,034	$149,886	123.8%
Transactions	6,372,679	6,394,127	(21,448)	(0.3)%
Reprints and ePrints	2,000,200	2,209,056	(208,856)	(9.5)%
Total revenue	$8,643,799	$8,724,217	$(80,418)	(0.9)%

Total revenue decreased $80,418, or 0.9%, for the three months ended March 31, 2017 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$149,886	Increased due to additional deployments to new and existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↓	$21,448	Decreased primarily due to a net decrease in orders from existing customers, partially offset by orders from new customers.
Reprints and ePrints	↓	$208,856	Decreased due to a net decrease in orders from existing customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

	Nine Months Ended March 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Revenue:
Platforms	$662,129	$272,075	$390,054	143.4%
Transactions	18,245,640	17,664,101	581,539	3.3%
Reprints and ePrints	5,924,813	8,130,368	(2,205,555)	(27.1)%
Total revenue	$24,832,582	$26,066,544	$(1,233,962)	(4.7)%

Total revenue decreased $1,233,962, or 4.7%, for the nine months ended March 31, 2017 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$390,054	Increased due to additional deployments to new and existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↑	$581,539	Increased primarily due to a net increase in orders from new and existing customers.
Reprints and ePrints	↓	$2,205,555	Decreased due to a net decrease in orders from existing customers. Reprints and ePrints are charged on a transactional basis and order volume typically fluctuates from month to month based on customer marketing budgets and the existence of STM journal articles that fit customer requirements.

Cost of Revenue

	Three Months Ended March 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Cost of Revenue:
Platforms	$58,367	$21,557	$36,810	170.8%
Transactions	4,997,842	4,918,679	79,163	1.6%
Reprints and ePrints	1,858,584	2,018,967	(160,383)	(7.9)%
Total cost of revenue	$6,914,793	$6,959,203	$(44,410)	(0.6)%

	Three Months Ended March 31,
	2017	2016	2017-2016 Change *
As a percentage of revenue:
Platforms	21.5%	17.8%	3.7%
Transactions	78.4%	76.9%	1.5%
Reprints and ePrints	92.9%	91.4%	1.5%
Total	80.0%	79.8%	0.2%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue increased 0.2%, from 79.8% for the previous year to 80.0%, for the three months ended March 31, 2017, due to the following:

Category	Impact as percentage of revenue		Key Drivers
Platforms	↑	3.7%	Increased due to additional third-party data costs.
Transactions	↑	1.5%	Increased primarily due to a reduction in copyright discounts.
Reprints and ePrints	↑	1.5%	Increased primarily due to increased content costs.

	Nine Months Ended March 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Cost of Revenue:
Platforms	$133,954	$50,496	$83,458	165.3%
Transactions	14,377,531	13,680,654	696,877	5.1%
Reprints and ePrints	5,464,682	7,419,731	(1,955,049)	(26.3)%
Total cost of revenue	$19,976,167	$21,150,881	$(1,174,714)	(5.6)%

	Nine Months Ended March 31,
	2017	2016	2017-2016 Change *
As a percentage of revenue:
Platforms	20.2%	18.6%	1.6%
Transactions	78.8%	77.4%	1.4%
Reprints and ePrints	92.2%	91.3%	0.9%
Total	80.4%	81.1%	(0.7)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 0.7%, from 81.1% for the previous year to 80.4%, for the nine months ended March 31, 2017, due to the following:

Category	Impact as percentage of revenue		Key Drivers
Platforms	↑	1.6%	Increased due to additional third-party data costs.
Transactions	↑	1.4%	Increased primarily due to a reduction in copyright discounts.
Reprints and ePrints	↑	0.9%	Increased primarily due to greater fixed personnel cost as a percentage of revenue.

Gross Profit

	Three Months Ended March 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Gross Profit:
Platforms	$212,553	$99,477	$113,076	113.7%
Transactions	1,374,837	1,475,448	(100,611)	(6.8)%
Reprints and ePrints	141,616	190,089	(48,473)	(25.5)%
Total gross profit	$1,729,006	$1,765,014	$(36,008)	(2.0)%

	Three Months Ended March 31,
	2017	2016	2017-2016 Change *
As a percentage of revenue:
Platforms	78.5%	82.2%	(3.7)%
Transactions	21.6%	23.1%	(1.5)%
Reprints and ePrints	7.1%	8.6%	(1.5)%
Total	20.0%	20.2%	(0.2)%

* The difference between current and prior period gross profit as a percentage of revenue

	Nine Months Ended March 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Gross Profit:
Platforms	$528,175	$221,579	$306,596	138.4%
Transactions	3,868,109	3,983,447	(115,338)	(2.9)%
Reprints and ePrints	460,131	710,637	(250,506)	(35.3)%
Total gross profit	$4,856,415	$4,915,663	$(59,248)	(1.2)%

	Nine Months Ended March 31,
	2017	2016	2017-2016 Change *
As a percentage of revenue:
Platforms	79.8%	81.4%	(1.6)%
Transactions	21.2%	22.6%	(1.4)%
Reprints and ePrints	7.8%	8.7%	(0.9)%
Total	19.6%	18.9%	0.7%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Operating Expenses:
Sales and marketing	$963,784	$525,681	$438,103	83.3%
General and administrative	1,251,807	1,011,670	240,137	23.7%
Depreciation and amortization	33,906	30,310	3,596	11.9%
Stock-based compensation expense	112,326	130,568	(18,242)	(14.0)%
Foreign currency transaction loss (gain)	6,272	(2,829)	9,101	321.7%
Total operating expenses	$2,368,095	$1,695,400	$672,695	39.7%

Category	Impact		Key Drivers
Sales and marketing	↑	$438,103	Increased primarily due to greater personnel and consulting cost.
General and administrative	↑	$240,137	Increased primarily due to greater personnel and consulting cost.
Depreciation and amortization	↑	$3,596	Increased due to greater amortization of customer list.

	Nine Months Ended March 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Operating Expenses:
Sales and marketing	$2,399,286	$1,521,157	$878,129	57.7%
General and administrative	3,688,996	3,167,119	521,877	16.5%
Depreciation and amortization	96,801	61,144	35,657	58.3%
Stock-based compensation expense	518,012	551,698	(33,686)	(6.1)%
Foreign currency transaction loss	27,227	4,293	22,934	534.2%
Total operating expenses	$6,730,322	$5,305,411	$1,424,911	26.9%

Category	Impact		Key Drivers
Sales and marketing	↑	$878,129	Increased primarily due to greater personnel and consulting cost.
General and administrative	↑	$521,877	Increased primarily due to greater personnel and consulting cost.
Depreciation and amortization	↑	$35,657	Increased due to greater amortization of customer list.

Net Income (Loss)

	Three Months Ended March 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Net income (loss)	$(637,490)	$32,376	$(669,866)	(2,069)%

Net income decreased $669,866 or 2,069%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to increased operating expenses as described above.

	Nine Months Ended March 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Net loss	$(1,891,116)	$(444,869)	$(1,446,247)	(325.1)%

Net loss increased $1,446,247 or 325.1%, for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016, primarily due to increased operating expenses as described above.

Liquidity and Capital Resources

	Nine Months Ended March 31,
Consolidated Statements of Cash Flow Data:	2017	2016
Net cash provided by operating activities	$(675,484)	$782,082
Net cash used in investing activities	(52,067)	(180,584)
Net cash used in financing activities	(90,328)	(20,147)

Effect of exchange rate changes	(16,018)	(11,539)
Net increase in cash and cash equivalents	(833,897)	569,812
Cash and cash equivalents, beginning of period	6,076,875	1,354,158
Cash and cash equivalents, end of period	$5,242,978	$1,923,970

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of March 31, 2017, we had working capital of $4,312,283 and stockholders’ equity of $4,561,446. For the nine months ended March 31, 2017, we recorded a net loss of $1,891,116, and cash used in operating activities was $675,484. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of March 31, 2017, we had cash and cash equivalents of $5,242,978, compared to $6,076,875 as of June 30, 2016, a decrease of $833,897. This decrease was primarily due to cash used in operating activities.

Operating Activities

Net cash used in operating activities was $675,484 for the nine months ended March 31, 2017 and resulted primarily from an increase in prepaid royalties of $1,102,911, partially offset by a decrease in accounts receivable of $575,343.

Net cash provided by operating activities was $782,082 for the nine months ended March 31, 2016 and resulted primarily from an increase in accounts payable and accrued expenses of $564,290 and an increase in deferred revenue of $542,400, partially offset by an increase in accounts receivable of $614,001.

Investing Activities

Net cash used in investing activities was $52,067 for the nine months ended March 31, 2017 and resulted from the purchase of intangible assets and property and equipment.

Net cash used in investing activities was $180,584 for the nine months ended March 31, 2016 and resulted from the purchase of intangible assets and property and equipment.

Financing Activities

Net cash used in financing activities was $90,328 for the nine months ended March 31, 2017 and resulted from the repurchase of common stock.

Net cash used in financing activities was $20,147 for the nine months ended March 31, 2016 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2017. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 5.75% as of March 31, 2017. The line of credit is secured by our consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2017 and June 30, 2016, respectively.  As of March 31, 2017 and June 30, 2016, approximately $2,945,000 and $3,390,000, respectively, of available credit was unused.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	2017-2016 $ Change
Net loss	$(637,490)	$32,376	$(669,866)
Add (deduct):
Interest expense	3,000	6,389	(3,389)
Other (income) expense	(10,143)	25,639	(35,782)
Foreign currency transaction loss	6,272	(2,829)	9,101
Provision for income taxes	5,544	5,210	334
Depreciation and amortization	33,906	30,310	3,596
Stock-based compensation	112,326	130,568	(18,242)
Adjusted EBITDA	$(486,585)	$227,663	$(714,248)

	Nine Months Ended March 31,
	2017	2016	2017-2016 $ Change
Net loss	$(1,891,116)	$(444,869)	$(1,446,247)
Add (deduct):
Interest expense	9,000	14,382	(5,382)
Other (income) expense	(20,277)	18,229	(38,506)
Foreign currency transaction loss	27,227	4,293	22,934
Provision for income taxes	28,486	22,510	5,976
Depreciation and amortization	96,801	61,144	35,657
Stock-based compensation	518,012	551,698	(33,686)
Adjusted EBITDA	$(1,231,867)	$227,387	$(1,459,254)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2017, the Compensation Committee of our Board of Directors authorized the repurchase, over a 12-month period on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $300,000 of outstanding common stock (at prices no greater than $2.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

During the three months ended March 31, 2017, we repurchased 7,250 shares of our common stock under the repurchase plan at a price of $1.10 per share for an aggregate amount of $7,975. As of March 31, 2017, $292,025 remains under the current authorization to repurchase our outstanding common stock from our employees.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	-	-	-	$300,000
February 1 through February 28	-	-	-	$300,000
March 1 through March 31	7,250[1]	$1.10	-	$292,025
Total	7,250	$1.10	-	$292,025

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

See “Exhibit Index” on the page immediately following the signature page hereto for a list of exhibits filed as part of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: May 15, 2017		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: May 15, 2017		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Office Lease dated December 29, 2016, between Research Solutions, Inc. and Douglas Emmett 2014, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-53501) filed with the Commission on January 6, 2017.

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

