Form 10-K
period 2017-06-30
Research Solutions, Inc.
filed 2017-09-18
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,204,866 based on the closing price of $1.03 per share as reported on the OTCQB as of that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 11, 2017
Common Stock, $0.001 par value	24,169,792

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

PART I

Item 1. Business

Company Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2016: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business line, but specifically excluding billed accounts receivable and respective liabilities, pursuant to an Asset Purchase Agreement dated June 20, 2017.  The aggregate net consideration for the sale is comprised of $450,000 paid on the closing date, and earn-out payments of 45% of gross margin over the 30 month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date).

We provide two service offerings to our customers: annual licenses that allow customers to access and utilize certain premium features of our cloud based software-as-a-service (“SaaS”) research intelligence platform (“Platforms”) and the transactional sale of published scientific, technical, and medical (“STM”) content managed, sourced and delivered through the Platform (“Transactions”). Platforms and Transactions are packaged as a single solution that enable life science and other research intensive organizations to speed up research and development activities with faster, single sourced access and management of content and data used throughout the intellectual property development lifecycle.

Platforms

Our cloud-based SaaS research intelligence platform consists of proprietary software and Internet-based interfaces. Legacy functionality allows customers to initiate orders, route orders for the lowest cost acquisition, manage transactions, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. Customers can also enhance the information resources they already own or license and collaborate around bibliographic information.

Additional functionality has recently been added to our Platform in the form of interactive app-like gadgets. An alternative to manual data filtering, identification and extraction, gadgets are designed to gather, augment, and extract data across a variety of formats, including bibliographic citations, tables of contents, RSS feeds, PDF files, XML feeds, and web content. We are rapidly developing new gadgets in order to build an ecosystem of gadgets. Together, these gadgets will provide researchers with an “all in one” toolkit, delivering efficiencies in core research workflows and knowledge creation processes.

Our Platform is deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platform through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. The Platform can also be configured to satisfy a customer’s individual preferences. We leverage our Platform’s efficiencies in scalability, stability and development costs to fuel rapid innovation and competitive advantage.

Transactions

Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users. Our Platform provides our customers with a single source to the universe of published STM content that includes over 70 million existing STM articles and over one million newly published STM articles each year.

Our Platform allows customers to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes.

Competitive Strengths

We believe that we possess the following competitive strengths:

Services and Technology

We have developed proprietary software, a sophisticated information logistics technology backbone, and Internet-based interfaces that allow customers to initiate orders for STM content, manage these transactions, obtain reporting, automate authentication, improve seamless connectivity to in-house and third-party software systems, and maximize the information resources they already own or license, as well as organize workgroups to collaborate around bibliographic information. Our services alleviate the need for our customers to develop internal systems or contact multiple content publishers in order to obtain the content that is critical to their research.

Our services are highly configurable to meet customers’ needs and provide a personalized yet turnkey solution that covers the full spectrum of customer requirements; from identifying and locating articles, to facilitating copyright compliance, maximizing information resources already owned, monitoring usage, and automating end-user authentication. We continually enhance the performance of our existing proprietary software and systems and develop and implement new technologies that expand the available methods of discovering, obtaining and managing content.

Experienced Management Team

Our management team has well over 100 years of experience satisfying customers across the information services and STM publishing and technology industries. We are led by CEO Peter Derycz, an innovator in the space for more many decades and earning many accolades along the way, including being nominated to the Pharma Voice 100 list of most inspiring people in the Pharmaceutical industry.

Customer Loyalty

The majority of our revenue comes from our loyal base of customers, indicative of our focus on customer satisfaction and quality. Since our inception we have ranked first overall and in every category for every Document Delivery Buyer Survey conducted by industry research and advisory firm Outsell, Inc.: customer satisfaction (depth and breadth of coverage, fair pricing, and ease of doing business) and loyalty (intention to renew or continue service, and willingness to recommend the service to others).

Industry Presence and Established Relationships

We have a well-established presence and a network of contacts with our customers (life science companies, academic institutions, and other research intensive organizations), STM publishing partners, and others in the information services space. We have existing arrangements with hundreds of content publishers that allow us to distribute their content.

Promotion

We employ a segment-focused marketing approach that focuses on traditional buyers such as corporate libraries as well as new types of non-library buyers across a variety of business functions, including those within research and development. In pursuit of growth, we invest in vertical integration and channel relationships to increase the value we provide to customers, extend our promotional reach, and decrease customer acquisition costs. We anticipate growth coming from cross-selling into our existing customer base, penetrating new market verticals, and generating market demand and preference from both existing and new customers. While we place emphasis on the life science market, with a focus on pharmaceutical, biotechnology and medical device customers, we are also penetrating the following markets: academic, aerospace, automotive, electronics, chemicals and food and agriculture.

Growth Strategy

Organic Growth

We seek to grow our customer base through targeted direct and channel promotions of our Platform to potential customers. This strategy for sales and marketing is supported by inbound marketing driven by educational content, innovative technological systems, competitive pricing and high quality service. We are also positioning our sales force to be able to better serve small and medium sized businesses that we consider to be largely underserved today.

In addition, we submit proposals to potential customers in response to requests for proposals, or “Request for Proposals” (RFPs). We are continually improving our operations and technology to ensure that they are capable of delivering proposed solutions and supporting future growth.

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

Company Services

We generate revenue by providing two service offerings to our customers: annual licenses that allow customers to access and utilize certain premium features of our cloud based SaaS research intelligence platform (“Platforms”) and the transaction sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

Platforms

We charge a subscription fee that allows customers to access and utilize certain premium features of our Platform. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. We recognize revenue from single article delivery services upon delivery to the customer only when the selling price is fixed or determinable, and collectability is reasonably assured.

Customers and Suppliers

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2017 and 2016.

Approximately 27% and 26% of our content cost for the years ended June 30, 2017 and 2016, respectively, was derived from our two largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future.

Sales and Marketing

To acquire customers, we rely on sales promotion to sell to large enterprise accounts, and marketing communications to more efficiently recruit small-to-medium and geographically-dispersed enterprises. The promotional mix of tactics we utilize includes: educational content, advertising, events, direct response and integrated marketing campaigns, public relations and content publicity, search engine optimization and marketing, thought leadership programs, channel alliances training, and analyst relations. In addition, a portion of our marketing budget is dedicated to research and customer retention, which, we believe, increases total lifetime customer value and generates significant amounts of referrals for new business

Competition

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

Our competition includes:

•	Gadget –Like Toolkit Providers – We consider the rapidly increasing number of companies that are focused on specialized toolkits for researchers as competition. These include: Accelrys, Benchling, ChemAxon, Comsol Multiphysics, Genomenom, Main GCl, Workbench, Molsoft, and SnapGene.

•	Reference Management Applications – We expect to increasingly compete with tools that exist in the marketplace that are used to aid in organizing references, storing personal content assets, and prepare scholarly papers for submission to congresses and journals.

•	Piracy - Perhaps, our most serious competitor. Many entities use content for commercial purposes without complying with applicable copyright laws, and paying the required copyright to the content publisher. As information becomes more readily available, the opportunity for piracy increases.

•	STM Single Article Delivery Vendors and Content Aggregators - Our primary competitors for global, full-service single article delivery services are Copyright Clearance Center, regional interlibrary loan networks throughout the world such as those owned and operated by OCLC, and numerous national libraries located outside of the United States.

•	Customer In-House Services - While single article delivery services are challenging for our customers to provide in-house, many existing and potential customers manage these services internally.

•	Publisher In-House Capabilities - Some large publishers have developed in-house capabilities to service the content re-use market, however, many of them neglect other content repurposing opportunities and may not be able to aggregate content from other publishers.

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

 On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business line, but specifically excluding billed accounts receivable and respective liabilities, pursuant to an Asset Purchase Agreement dated June 20, 2017.  The aggregate net consideration for the sale is comprised of $450,000 paid on the closing date, and earn-out payments of 45% of gross margin over the 30 month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date).

Employees

As of September 11, 2017, we had 129 full time employees.

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

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For our fiscal years ended June 30, 2017 and 2016, we incurred a net loss of $2,293,563 and $497,858, respectively. As of June 30, 2017, we had an accumulated deficit of $17,875,858. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2017 and 2016. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 27% and 26% of our content cost for the years ended June 30, 2017 and 2016, respectively, was derived from our two largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

We are exposed to credit risk on our accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

There were no customers that accounted for greater than 10% of our accounts receivable as of June 30, 2017 and 2016. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

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

We currently have a line of credit with Silicon Valley Bank, maturing on October 31, 2017, under which there were no outstanding borrowings as of June 30, 2017. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. While we were in compliance with these covenants as of June 30, 2017, we failed to comply with the tangible net worth covenant in December 2011 and July 2013. On both occasions the parties agreed to amend and reset the minimum tangible net worth required under the covenant. Our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

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

As of September 11, 2017, Peter Victor Derycz, our President and Chief Executive Officer, had voting power equal to approximately 16% of votes eligible to be cast at a meeting of our stockholders. Paul Kessler, the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and had, as of September 11, 2017, voting power equal to approximately 20% of votes eligible to be cast at a meeting of our stockholders. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together currently have the ability to exert significant influence over the election of directors, and other matters submitted to a vote of all of our stockholders. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our common stock is currently quoted on the OTCQB tier of the OTC Markets Group Inc., under the symbol “RSSS.” On September 11, 2017, the last reported sale price of our common stock on the OTCQB was $1.02. As a result, our common stock constitutes a “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2017 we had issued and outstanding 23,883,145 shares of common stock and we had 7,276,470 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2017, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2017, we could issue up to 68,840,385 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our executive offices are located at 15821 Ventura Blvd., Suite 165, Encino, California. We lease approximately 3,765 square feet of office space for approximately $10,500 per month from an unrelated third party. The lease expires on January 31, 2021.

Reprints Desk Latin America S. de R.L. de C.V, rents on a month to month basis approximately 280 square meters of office space in Monterrey, Mexico, for approximately $1,200 (22,000 Mexican Pesos) per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Approximate Number of Holders of Common Stock

Our common stock is quoted on the OTCQB under the symbol "RSSS."  The following table sets forth, for the periods indicated, the reported high and low bid quotations for our common stock as reported on the OTCQB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions

	High Bid	Low Bid
Year Ended June 30, 2017:
First Quarter (July 1 – September 30)	$1.17	$0.89
Second Quarter (October 1 – December 31)	$1.04	$0.75
Third Quarter (January 1 – March 31)	$1.20	$1.00
Fourth Quarter (April 1 – June 30)	$1.04	$0.66
Year Ended June 30, 2016:
First Quarter (July 1 – September 30)	$1.05	$0.70
Second Quarter (October 1 – December 31)	$0.89	$0.55
Third Quarter (January 1 – March 31)	$0.88	$0.49
Fourth Quarter (April 1 – June 30)	$1.20	$0.84

As of September 11, 2017, we had a total of 24,169,792 shares of our common stock outstanding and the closing sales price was $1.02 per share on the OTCQB. According to the records of our transfer agent, we had 39 record holders of our common stock as of September 11, 2017. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Common Stock Repurchases

On March 10, 2015, the Compensation Committee of our Board of Directors authorized the repurchase, over a 12-month period on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $139,181 of outstanding common stock (at prices no greater than $1.60 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

On May 24, 2016, the Compensation Committee of our Board of Directors authorized the repurchase, over a 12-month period on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $100,000 of outstanding common stock (at prices no greater than $1.60 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

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

During the years ended June 30, 2017 and 2016, we repurchased 195,958 and 46,898 shares of our common stock under the repurchase plan at an average price of approximately $1.02 and $0.80 per share, respectively, for an aggregate amount of $199,323 and $37,747, respectively. As of June 30, 2017, $175,050 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2015	1,848	$0.95	-	-
December 2015	27,450	$0.67	-	-
June 2016	17,600	$1.00	-	-
Year ended June 30, 2016	46,898	$0.80	-	-

September 2016	25,508	$1.04	-	-
December 2016	54,200	$1.03	-	-
March 2017	7,250	$1.10	-	$292,025
June 2017	109,000	$1.00	-	$175,050
Year ended June 30, 2017	195,958	$1.02	-	$175,050

1 Consists of shares of common stock purchased from employees to satisfy tax obligations in connection with the vesting of stock incentive awards.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2017 and 2016 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Overview

 Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2016: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

 On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business line, but specifically excluding billed accounts receivable and respective liabilities, pursuant to an Asset Purchase Agreement dated June 20, 2017.  The aggregate net consideration for the sale is comprised of $450,000 paid on the closing date, and earn-out payments of 45% of gross margin over the 30 month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date).

  We provide two service offerings to our customers: annual licenses that allow customers to access and utilize certain premium features of our cloud based software-as-a-service (“SaaS”) research intelligence platform (“Platforms”) and the transactional sale of published scientific, technical, and medical (“STM”) content managed, sourced and delivered through the Platform (“Transactions”). Platforms and Transactions are packaged as a single solution that enable life science and other research intensive organizations to speed up research and development activities with faster, single sourced access and management of content and data used throughout the intellectual property development lifecycle.

Platforms

Our cloud-based SaaS research intelligence platform consists of proprietary software and Internet-based interfaces. Legacy functionality allows customers to initiate orders, route orders for the lowest cost acquisition, manage transactions, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. Customers can also enhance the information resources they already own or license and collaborate around bibliographic information.

Additional functionality has recently been added to our Platform in the form of interactive app-like gadgets. An alternative to manual data filtering, identification and extraction, gadgets are designed to gather, augment, and extract data across a variety of formats, including bibliographic citations, tables of contents, RSS feeds, PDF files, XML feeds, and web content. We are rapidly developing new gadgets in order to build an ecosystem of gadgets. Together, these gadgets will provide researchers with an “all in one” toolkit, delivering efficiencies in core research workflows and knowledge creation processes.

Our Platform is deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platform through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. The Platform can also be configured to satisfy a customer’s individual preferences. We leverage our Platform’s efficiencies in scalability, stability and development costs to fuel rapid innovation and competitive advantage.

Transactions

Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users. Our Platform provides our customers with a single source to the universe of published STM content that includes over 70 million existing STM articles and over one million newly published STM articles each year.

Our Platform allows customers to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes.

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

Revenue Recognition

Our policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing two service offerings to our customers: annual licenses that allow customers to access and utilize certain premium features of our cloud based SaaS research intelligence platform (“Platforms”) and the transaction sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

Platforms

We charge a subscription fee that allows customers to access and utilize certain premium features of our Platform. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

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

Allowance for doubtful accounts

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding.  We established an allowance for doubtful accounts of $119,536 and $52,084 as of June 30, 2017 and 2016, respectively.

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

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2017	2016
Period end Euro : US Dollar exchange rate	1.09	1.11
Average period Euro : US Dollar exchange rate	1.09	1.11

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.06

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of fiscal years 2017 and 2016:

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2017	2017	2016	2016	2016	2016	2015	2015
Revenue:
Platforms	$318,194	$270,920	$219,137	$172,072	$129,963	$121,034	$92,578	$58,463
Transactions	6,521,313	6,372,679	5,866,562	6,006,399	6,025,972	6,394,127	5,702,733	5,567,241
Total revenue	6,839,507	6,643,599	6,085,699	6,178,471	6,155,935	6,515,161	5,795,311	5,625,704

Cost of revenue:
Platforms	71,097	58,367	45,623	29,964	23,426	21,557	17,177	11,762
Transactions	5,060,500	4,997,842	4,664,690	4,714,999	4,702,892	4,918,679	4,471,950	4,290,025
Total cost of revenue	5,131,597	5,056,209	4,710,313	4,744,963	4,726,318	4,940,236	4,489,127	4,301,787

Gross profit:
Platforms	247,097	212,553	173,514	142,108	106,537	99,477	75,401	46,701
Transactions	1,460,813	1,374,837	1,201,872	1,291,400	1,323,080	1,475,448	1,230,783	1,277,216
Total gross profit	1,707,910	1,587,390	1,375,386	1,433,508	1,429,617	1,574,925	1,306,184	1,323,917

Operating expenses:
Sales and marketing	988,962	963,784	854,724	580,778	520,402	525,681	498,835	496,641
General and administrative	1,326,798	1,251,807	1,226,181	1,211,008	902,667	1,011,670	1,092,187	1,063,262
Depreciation and amortization	36,893	33,906	32,426	30,469	29,702	30,310	16,096	14,738
Stock-based compensation expense	112,151	112,326	303,097	102,589	162,192	130,568	277,389	143,741
Foreign currency transaction loss (gain)	(6,362)	6,272	17,631	3,324	994	(2,829)	5,805	1,317
Total operating expenses	2,458,442	2,368,095	2,434,059	1,928,168	1,615,957	1,695,400	1,890,312	1,719,699
Other income (expenses and income taxes)	(6,425)	1,599	(6,913)	(11,895)	(22,034)	(37,238)	(4,415)	(13,468)
Loss from continuing operations	(756,957)	(779,106)	(1,065,586)	(506,555)	(208,374)	(157,713)	(588,543)	(409,250)
Income from discontinued operations	113,314	141,616	222,626	95,889	155,385	190,089	290,118	230,430
Gain on sale of discontinued operations	241,196	-	-	-	-	-	-	-
Net income (loss)	(402,447)	(637,490)	(842,960)	(410,666)	(52,989)	32,376	(298,425)	(178,820)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2017	2017	2016	2016	2016	2016	2015	2015
Net income (loss):
Loss from continuing operations	$(756,957)	$(779,106)	$(1,065,586)	$(506,555)	$(208,374)	$(157,713)	$(588,543)	$(409,250)
Income from discontinued operations	354,510	141,616	222,626	95,889	155,385	190,089	290,118	230,430
Net income (loss)	$(402,447)	$(637,490)	$(842,960)	$(410,666)	$(52,989)	$32,376	$(298,425)	$(178,820)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.02)	$(0.01)	$-	$(0.03)	$(0.02)
Income per share from discontinued operations	$0.01	$-	$0.01	$-	$-	$-	$0.01	$0.01
Net income (loss) per share	$(0.02)	$(0.03)	$(0.04)	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)
Basic weighted average common shares outstanding	23,369,727	23,265,939	23,200,975	23,131,570	18,154,762	17,707,900	17,656,087	17,564,070

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.02)	$(0.01)	$-	$(0.03)	$(0.02)
Income per share from discontinued operations	$0.01	$-	$0.01	$-	$-	$-	$0.01	$0.01
Net income (loss) per share	$(0.02)	$(0.03)	$(0.04)	$(0.02)	$(0.01)	$-	$(0.02)	$(0.01)
Diluted weighted average common shares outstanding	23,369,727	23,265,939	23,200,975	23,131,570	18,154,762	18,464,000	17,656,087	17,564,070

Comparison of the Years Ended June 30, 2017 and 2016

Results of Operations

	Year Ended June 30,
	2017	2016	2017-2016 $ Change	2017-2016 % Change

Revenue:
Platforms	$980,323	$402,038	$578,285	143.8%
Transactions	24,766,953	23,690,073	1,076,880	4.5%
Total revenue	25,747,276	24,092,111	1,655,165	6.9%

Cost of revenue:
Platforms	205,051	73,922	131,129	177.4%
Transactions	19,438,031	18,383,546	1,054,485	5.7%
Total cost of revenue	19,643,082	18,457,468	1,185,614	6.4%
Gross profit	6,104,194	5,634,643	469,551	8.3%

Operating expenses:
Sales and marketing	3,388,248	2,041,559	1,346,689	66.0%
General and administrative	5,015,794	4,069,786	946,008	23.2%
Depreciation and amortization	133,694	90,846	42,848	47.2%
Stock-based compensation expense	630,163	713,890	(83,727)	(11.7)%
Foreign currency transaction loss	20,865	5,287	15,578	294.6%
Total operating expenses	9,188,764	6,921,368	2,267,396	32.8%
Loss from operations	(3,084,570)	(1,286,725)	(1,797,845)	(139.7)%

Other income (expenses):
Interest expense	(12,000)	(17,382)	5,382	31.0%
Other income (expense)	23,861	(31,611)	55,472	175.5%
Total other income (expenses)	11,861	(48,993)	60,854	124.2%

Loss from operations before provision for income taxes	(3,072,709)	(1,335,718)	(1,736,991)	(130.0)%
Provision for income taxes	(35,495)	(28,162)	(7,333)	(26.0)%

Loss from continuing operations	(3,108,204)	(1,363,880)	(1,744,324)	(127.9)%

Discontinued operations:
Income from discontinued operations	573,445	866,022	(292,577)	(33.8)%
Gain from sale of discontinued operations	241,196	-	241,196	-%
Income from discontinued operations	814,641	866,022	(51,381)	(5.9)%

Net loss	$(2,293,563)	$(497,858)	$(1,795,705)	(360.7)%

 Revenue

	Years Ended June 30,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Revenue:
Platforms	$980,323	$402,038	$578,285	143.8%
Transactions	24,766,953	23,690,073	1,076,880	4.5%
Total revenue	$25,747,276	$24,092,111	$1,655,165	6.9%

Total revenue increased $1,655,165, or 6.9%, for the year ended June 30, 2017 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$578,285	Increased due to additional deployments to new and existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↑	$1,076,880	Increased primarily due to orders from new customers, and, to a lesser extent, a net increase in orders from existing customers.

Cost of Revenue

	Years Ended June 30,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Cost of Revenue:
Platforms	$205,051	$73,922	$131,129	177.4%
Transactions	19,438,031	18,383,546	1,054,485	5.7%
Total cost of revenue	$19,643,082	$18,457,468	$1,185,614	6.4%

	Years Ended June 30,
	2017	2016	2017-2016 Change *
As a percentage of revenue:
Platforms	20.9%	18.4%	2.5%
Transactions	78.5%	77.6%	0.9%
Total	76.3%	76.6%	(0.3)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 0.3%, from 76.6% for the previous year to 76.3%, for the year ended June 30, 2017. Despite the cost of revenue as a percentage of revenue increasing for both Platforms and Transactions, the total cost of revenue as a percentage of revenue decreased slightly due to the greater proportion of Platform revenue, with significantly lower cost of revenue as a percentage of revenue, compared to Transactions revenue.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↑	2.5%	Increased due to additional third-party data costs.
Transactions	↑	0.9%	Increased primarily due to a reduction in copyright discounts.

Gross Profit

	Years Ended June 30,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Gross Profit:
Platforms	$775,272	$328,116	$447,156	136.3%
Transactions	5,328,922	5,306,527	22,395	0.4%
Total gross profit	$6,104,194	$5,634,643	$469,551	8.3%

	Years Ended June 30,
	2017	2016	2017-2016 Change *
As a percentage of revenue:
Platforms	79.1%	81.6%	(2.5)%
Transactions	21.5%	22.4%	(0.9)%
Total	23.7%	23.4%	0.3%

* The difference between current and prior period gross profit as a percentage of revenue

 Operating Expenses

	Years Ended June 30,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Operating Expenses:
Sales and marketing	$3,388,248	$2,041,559	$1,346,689	66.0%
General and administrative	5,015,794	4,069,786	946,008	23.2%
Depreciation and amortization	133,694	90,846	42,848	47.2%
Stock-based compensation expense	630,163	713,890	(83,727)	(11.7)%
Foreign currency transaction loss	20,865	5,287	15,578	294.6%
Total operating expenses	$9,188,764	$6,921,368	$2,267,396	32.8%

Category	Impact		Key Drivers
Sales and marketing	↑	$1,346,689	Increased primarily due to greater personnel and consulting cost.
General and administrative	↑	$946,008	Increased primarily due to greater personnel and consulting cost.
Depreciation and amortization	↑	$42,848	Increased due to greater amortization of customer list.

Interest Expense

For the year ended June 30, 2017, interest expense was $12,000, compared to $17,382 for the prior year, a decrease of $5,382.

Provision for Income Taxes

During the years ended June 30, 2017 and 2016, we recorded a provision for income taxes of $35,495 and $28,162, respectively, an increase of $7,333.

Net Income (Loss)

	Year Ended June 30,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Net Income (Loss):
Loss from continuing operations	$(3,108,204)	$(1,363,880)	$(1,744,324)	(127.9)%
Income from discontinued operations	814,641	866,022	(51,381)	(5.9)%
Total net loss	$(2,293,563)	$(497,858)	$(1,795,705)	(360.7)%

Loss from continuing operations increased $1,744,324 or 127.9%, for the year ended June 30, 2017 compared to the prior year, primarily due to increased operating expenses, partially offset by increased gross profit as described above.

Liquidity and Capital Resources

	Year Ended June 30,
Consolidated Statements of Cash Flow Data:	2017	2016
Net cash provided by (used in) operating activities	$(436,842)	$185,171

Net cash provided by (used in) investing activities	361,348	(196,298)

Net cash provided by (used in) financing activities	(199,328)	4,746,083

Effect of exchange rate changes	(28,103)	(12,239)
Net increase (decrease) in cash and cash equivalents	(302,925)	4,722,717
Cash and cash equivalents, beginning of period	6,076,875	1,354,158
Cash and cash equivalents, end of period	$5,773,950	$6,076,875

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of June 30, 2017, we had working capital of $4,112,932 and stockholders’ equity of $4,344,623. For the year ended June 30, 2017, we recorded a net loss of $2,293,563, cash used by operating activities was $436,842. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of June 30, 2017, we had cash and cash equivalents of $5,773,950, compared to $6,076,875 as of June 30, 2016, decrease of $302,925. This decrease was primarily due to cash used by operating activities.

Operating Activities

Net cash used by operating activities was $436,842 for the year ended June 30, 2017 and resulted primarily from net loss and reconciling items of $1,725,799, an increase in prepaid royalties of $392,617, partially offset by an increase in accounts payable and accrued expenses of $752,288, an increase in deferred revenue of $695,641, and an increase in accounts receivable of $296,561.

 Net cash provided by operating activities from continuing operations was $185,171 for the year ended June 30, 2016 and resulted primarily from net loss and reconciling items of $306,878, an increase in deferred revenue of $292,276, and a decrease in prepaid royalties of $198,916, partially offset by an increase in accounts receivable of $599,676.

Investing Activities

Net cash used in investing activities was $361,348 for the year ended June 30, 2017 and resulted primarily from the proceeds from sale of discontinued operations of $435,000, partially offset by purchase of intangible assets and property and equipment

Net cash used in investing activities was $196,298 for the year ended June 30, 2016 and resulted from the purchase of intangible assets and property and equipment.

Financing Activities

Net cash used by financing activities was $199,328 for the year ended June 30, 2017 and resulted from the repurchase of common stock.

Net cash provided by financing activities was $4,746,083 for the year ended June 30, 2016 and resulted from the issuance of common stock for cash of $4,783,830.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2017. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.50% as of June 30, 2017. The line of credit is secured by our consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2017 and June 30, 2016, respectively.  As of June 30, 2017 and June 30, 2016, approximately $3,277,000 and $3,390,000, respectively, of available credit was unused.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, other income (expense), foreign currency transaction loss, provision for income taxes, depreciation and amortization, stock-based compensation, income from discontinued operations and gain on sale of discontinued operations. Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the year ended June 30, 2017 and 2016:

	Years Ended June 30,
	2017	2016	2017-2016 $ Change
Net loss	$(2,293,563)	$(497,858)	$(1,795,705)
Add (deduct):
Interest expense	12,000	17,382	(5,382)
Other (income) expense	(23,861)	31,611	(296,668)
Foreign currency transaction loss	20,865	5,287	15,578
Provision for income taxes	35,495	28,162	7,333
Depreciation and amortization	133,694	90,846	42,848
Stock-based compensation	630,163	713,890	(83,727)
Income from discontinued operations	(573,445)	(866,022)	292,577
Gain on sale of discontinued operations	(241,196)	-	(241,196)
Adjusted EBITDA	$(2,299,848)	$(476,702)	$(1,823,146)

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Research Solutions, Inc. and Subsidiaries

Encino, California

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc. (the “Company”) and Subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Research Solutions, Inc. and Subsidiaries as of June 30, 2017 and 2016 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg and Company, P.A

Los Angeles, California
September 18, 2017

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$5,773,950	$6,076,875
Accounts receivable, net of allowance of $119,536 and $52,084, respectively	5,465,299	5,761,860
Prepaid expenses and other current assets	196,820	164,610
Prepaid royalties	566,282	173,665
Total current assets	12,002,351	12,177,010

Other assets:
Property and equipment, net of accumulated depreciation of $699,421 and $642,051, respectively	85,737	82,207
Intangible assets, net of accumulated amortization of $623,714 and $546,679, respectively	41,870	104,848
Deposits and other assets	14,466	7,594
Right of use asset, net of accumulated amortization of $45,105	417,917	-
Total assets	$12,562,341	$12,371,659

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,443,056	$5,690,768
Deferred revenue	1,335,475	639,834
Lease liability, current portion	110,888	-
Total current liabilities	7,889,419	6,330,602

Long-term liabilities:
Lease liability, long-term portion	328,299	-
Total liabilities	8,217,718	6,330,602

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 23,883,145 and 23,809,593 shares issued and outstanding, respectively	23,883	23,810
Additional paid-in capital	22,267,327	21,642,763
Accumulated deficit	(17,875,858)	(15,582,295)
Accumulated other comprehensive loss	(70,729)	(43,221)
Total stockholders’ equity	4,344,623	6,041,057
Total liabilities and stockholders’ equity	$12,562,341	$12,371,659

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

	Years Ended
	June 30,
	2017	2016

Revenue:
Platforms	$980,323	$402,038
Transactions	24,766,953	23,690,073
Total revenue	25,747,276	24,092,111

Cost of revenue:
Platforms	205,051	73,922
Transactions	19,438,031	18,383,546
Total cost of revenue	19,643,082	18,457,468
Gross profit	6,104,194	5,634,643

Operating expenses:
Selling, general and administrative	9,055,070	6,830,522
Depreciation and amortization	133,694	90,846
Total operating expenses	9,188,764	6,921,368
Loss from operations	(3,084,570)	(1,286,725)

Other income (expenses):
Interest expense	(12,000)	(17,382)
Other income (expense)	23,861	(31,611)
Total other income (expenses)	11,861	(48,993)

Loss from continuing operations before provision for income taxes	(3,072,709)	(1,335,718)
Provision for income taxes	(35,495)	(28,162)

Loss from continuing operations	(3,108,204)	(1,363,880)

Discontinued operations:
Income from discontinued operations	573,445	866,022
Gain from sale of discontinued operations	241,196	-
Income from discontinued operations	814,641	866,022

Net loss	(2,293,563)	(497,858)

Other comprehensive loss: Foreign currency translation	(27,508)	(13,874)
Comprehensive loss	$(2,321,071)	$(511,732)

Income (loss) per common share:
Loss per share from continuing operations, basic and diluted	$(0.14)	$(0.08)
Income per share from discontinued operations, basic and diluted	$0.04	$0.05
Net loss per share, basic and diluted	$(0.10)	$(0.03)
Weighted average common shares outstanding, basic and diluted	23,241,572	17,769,827

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

For the Years Ended June 30, 2017 and 2016

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2015	18,242,125	18,242	16,188,358	(15,084,437)	(29,347)	1,092,816

Fair value of vested stock options	-	-	305,734	-	-	305,734

Common stock issued for cash	5,200,000	5,200	4,778,630	-	-	4,783,830

Fair value of vested restricted common stock	414,366	415	377,926	-	-	378,341

Repurchase of common stock	(46,898)	(47)	(37,700)	-	-	(37,747)

Modification cost of stock options issued to directors	-	-	29,815	-	-	29,815

Net loss	-	-	-	(497,858)	-	(497,858)

Foreign currency translation	-	-	-	-	(13,874)	(13,874)

Balance, June 30, 2016	23,809,593	23,810	21,642,763	(15,582,295)	(43,221)	6,041,057

Fair value of vested stock options	-	-	375,244	-	-	375,244

Fair value of vested restricted common stock	269,510	268	366,023	-	-	366,291

Repurchase of common stock	(195,958)	(195)	(199,133)	-	-	(199,328)

Modification cost of stock options in connection with sale of discontinued operations	-	-	82,430	-	-	82,430

Net loss	-	-	-	(2,293,563)	-	(2,293,563)

Foreign currency translation	-	-	-	-	(27,508)	(27,508)

Balance, June 30, 2017	23,883,145	$23,883	$22,267,327	$(17,875,858)	$(70,729)	$4,344,623

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2017	2016

Cash flow from operating activities:
Net loss	$(2,293,563)	$(497,858)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Gain from sale of discontinued operations	(241,196)	-
Depreciation and amortization	133,694	90,846
Amortization of lease right	45,105	-
Fair value of vested stock options	263,870	305,734
Fair value of vested restricted common stock	366,291	378,341
Modification cost of stock options issued to directors	-	29,815
Changes in operating assets and liabilities:
Accounts receivable	296,561	(599,676)
Prepaid expenses and other current assets	(32,210)	(94,415)
Prepaid royalties	(392,617)	198,916
Deposits and other assets	(6,872)	1,877
Accounts payable and accrued expenses	752,288	79,315
Deferred revenue	695,641	292,276
Lease liability	(23,834)	-
Net cash provided by (used in) operating activities	(436,842)	185,171

Cash flow from investing activities:
Purchase of property and equipment	(59,595)	(58,376)
Purchase of intangible assets	(14,057)	(137,922)
Proceeds from sale of discontinued operations	435,000	-
Net cash provided by (used in) investing activities	361,348	(196,298)

Cash flow from financing activities:
Common stock issued for cash	-	4,783,830
Advance under line of credit	-	1,000,000
Payment under line of credit	-	(1,000,000)
Common stock repurchase and retirement	(199,328)	(37,747)
Net cash provided by (used in) financing activities	(199,328)	4,746,083

Effect of exchange rate changes	(28,103)	(12,239)
Net increase (decrease) in cash and cash equivalents	(302,925)	4,722,717
Cash and cash equivalents, beginning of period	6,076,875	1,354,158
Cash and cash equivalents, end of period	$5,773,950	$6,076,875

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$35,495	$28,162
Cash paid for interest	$12,000	$17,382

Supplemental noncash investing and financing activities:
Acquisition of leased asset and lease liability	$463,022	-

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2017 and 2016

Note 1. Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2017: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business line, but specifically excluding billed accounts receivable and respective liabilities, pursuant to an Asset Purchase Agreement dated June 20, 2017.  The aggregate net consideration for the sale is comprised of $450,000 paid on the closing date, and earn-out payments of 45% of gross margin over the 30 month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date).

Nature of Business

We provide two service offerings to our customers: annual licenses that allow customers to access and utilize certain premium features of our cloud based software-as-a-service (“SaaS”) research intelligence platform (“Platforms”) and the transactional sale of published scientific, technical, and medical (“STM”) content managed, sourced and delivered through the Platform (“Transactions”). Platforms and Transactions are packaged as a single solution that enable life science and other research intensive organizations to speed up research and development activities with faster, single sourced access and management of content and data used throughout the intellectual property development lifecycle.

Platforms

Our cloud-based SaaS research intelligence platform consists of proprietary software and Internet-based interfaces. Legacy functionality allows customers to initiate orders, route orders for the lowest cost acquisition, manage transactions, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. Customers can also enhance the information resources they already own or license and collaborate around bibliographic information.

Additional functionality has recently been added to our Platform in the form of interactive app-like gadgets. An alternative to manual data filtering, identification and extraction, gadgets are designed to gather, augment, and extract data across a variety of formats, including bibliographic citations, tables of contents, RSS feeds, PDF files, XML feeds, and web content. We are rapidly developing new gadgets in order to build an ecosystem of gadgets. Together, these gadgets will provide researchers with an “all in one” toolkit, delivering efficiencies in core research workflows and knowledge creation processes.

Our Platform is deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platform through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. The Platform can also be configured to satisfy a customer’s individual preferences. We leverage our Platform’s efficiencies in scalability, stability and development costs to fuel rapid innovation and competitive advantage.

Transactions

Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users. Our Platform provides our customers with a single source to the universe of published STM content that includes over 70 million existing STM articles and over one million newly published STM articles each year.

Our Platform allows customers to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes.

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

These estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of recorded intangibles, accruals for potential liabilities, assumptions made in valuing equity instruments issued for services or acquisitions, and realization of deferred tax assets.

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2017 or 2016.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.  The Company established an allowance for doubtful accounts of $119,536 and $52,084 as of June 30, 2017 and 2016, respectively.

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

Cash denominated in Euros with a US Dollar equivalent of $93,359 and $76,793 at June 30, 2017 and 2016, respectively, was held in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the years ended June 30, 2017 and 2016.

The Company has no customers that accounted for greater than 10% of accounts receivable as of June 30, 2017 and 2016.

The following table summarizes vendor concentrations:

	Year Ended June 30,
	2017	2016
Vendor A	16%	14%
Vendor B	11%	12%

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2017 and 2016, the Company did not recognize any impairments for its property and equipment.

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

As of June 30, 2017 and 2016, the Company determined that there were no indicators of impairment of its recorded intangible assets.

Revenue Recognition

The Company’s policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing two service offerings to our customers: annual licenses that allow customers to access and utilize certain premium features of our cloud based SaaS research intelligence platform (“Platforms”) and the transaction sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

Platforms

We charge a subscription fee that allows customers to access and utilize certain premium features of our Platform. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to $20,865 and $5,287, for the years ended June 30, 2017 and 2016, respectively. Cash denominated in Euros with a US Dollar equivalent of $93,359 and $76,793 at June 30, 2017 and 2016, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2017	2016
Period end Euro : US Dollar exchange rate	1.09	1.11
Average period Euro : US Dollar exchange rate	1.09	1.11

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.06

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At June 30, 2017 potentially dilutive securities include options to acquire 3,130,310 shares of common stock and warrants to acquire 1,985,000 shares of common stock.  At June 30, 2016 potentially dilutive securities include options to acquire 2,717,193 shares of common stock and warrants to acquire 1,990,000 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the years ended June 30, 2017 and 2016 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

The calculation of basic and diluted net income (loss) per share is presented below:

	Year Ended June 30,
	2017	2016
Numerator:
Loss from continuing operations	$(3,108,204)	$(1,363,880)
Income from discontinued operations	814,641	866,022
Net loss	$(2,293,563)	$(497,858)

Denominator:
Weighted average shares outstanding (basic)	23,241,572	17,769,827
Effect of dilutive unvested restricted common stock	-	-
Effect of dilutive stock options and warrants	-	-
Weighted average shares outstanding (diluted)	23,241,572	17,769,827

Loss per share from continuing operations:
Basic and diluted	$(0.14)	$(0.08)

Income per share from discontinued operations:
Basic and diluted	$0.04	$0.05

Net loss per share:
Basic and diluted	$(0.10)	$(0.03)

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

Note 3. Property and Equipment

Property and equipment consists of the following as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Computer equipment	$473,731	$428,657
Software	271,057	258,924
Furniture and fixtures	40,370	36,677
Total	785,158	724,258
Less accumulated depreciation	(699,421)	(642,051)
Net, Property and equipment	$85,737	$82,207

Depreciation expense for the years ended June 30, 2017 and 2016 was $56,660 and $57,772, respectively.

Note 4. Intangible Assets

Intangible assets consist of customer lists, which are amortized over an estimated useful life of two years. As of June 30, 2017 and 2016, the Company determined that there were no indicators of impairment of its recorded intangible assets.

Intangible assets consist of the following as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Customer lists	$649,159	$635,102
Intellectual property licenses	16,425	16,425
Total	665,584	651,527
Less accumulated amortization	(623,714)	(546,679)
Net, Intangible assets	$41,870	$104,848

Amortization expense for the years ended June 30, 2017 and 2016 was $77,034 and $33,074, respectively.

Note 5. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matures on October 31, 2017, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2017. Financial covenants include maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.50% as of June 30, 2017. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2017 and June 30, 2016, respectively.  As of June 30, 2017 and June 30, 2016, approximately $3,277,000 and $3,390,000, respectively, of available credit was unused.

Note 6. Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the fair value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the years ended June 30, 2017 and 2016 was $121,565 and $78,469, respectively. During the year ended June 30, 2017 the Company reflected amortization of right of use asset of $45,105 related to this lease.

Future minimum lease payments under the leases are as follows:

Years Ending June 30,	Amount
2018	$126,057
2019	130,469
2020	135,035
2021	80,356
Total payments	471,917
Less: Amount representing interest	32,730
Present value of net minimum lease payments	439,187
Less: Current portion	110,888
Non-current portion	$328,299

Note 7. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 5,000,000 to 7,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 2,161,160 shares available for grant under the Plan as of June 30, 2017. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2015	2,466,836	$1.22	2,256,254	$1.21	210,582	$1.29
Granted	520,982	0.83	299,750	0.77	221,232	0.68
Options vesting	-	-	226,798	0.87	(226,798)	0.87
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	(270,625)	1.04	(265,469)	1.03	(5,156)	1.80
Outstanding at June 30, 2016	2,717,193	1.16	2,517,333	1.17	199,860	1.06
Granted	630,117	1.11	542,000	1.12	88,117	1.05
Options vesting	-	-	152,518	1.04	(152,518)	1.04
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	(217,000)	1.23	(217,000)	1.23	-	-
Outstanding at June 30, 2017	3,130,310	$1.15	2,994,851	$1.15	135,459	$1.07

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2017 and 2016.

	Years Ended June 30,
	2017	2016
Expected dividend yield	0%	0%
Risk-free interest rate	1.27% - 2.06%	1.17% - 1.87%
Expected life (in years)	5 - 6	5 - 6
Expected volatility	76.9% - 81.4%	80% - 84%

The weighted average remaining contractual life of all options outstanding as of June 30, 2017 was 5.11 years. The remaining contractual life for options vested and exercisable at June 30, 2017 was 4.93 years. Furthermore, the aggregate intrinsic value of options outstanding as of June 30, 2017 was $91,111, and the aggregate intrinsic value of options vested and exercisable at June 30, 2017 was $91,111, in each case based on the fair value of the Company’s common stock on June 30, 2017.

During the year ended June 30, 2017, the Company granted 630,117 options to employees and directors with a fair value of $362,531.  The total fair value of options that vested during the year ended June 30, 2017 was $375,244, of which $263,870 is included in selling, general and administrative expenses, and $111,374 is included as a reduction to the gain on sale of discontinued operations in the accompanying statement of operations.  As of June 30, 2017, the amount of unvested compensation related to these options was $77,487 which will be recorded as an expense in future periods as the options vest.

During the year ended June 30, 2016, the Company granted 520,982 options to employees and directors with a fair value of $256,256.  The total fair value of options that vested during the year ended June 30, 2016 was $305,734 and was included in selling, general and administrative expenses in the accompanying statement of operations.

On June 30, 2017, options originally issued to employees to purchase an aggregate of 173,237 shares of the Company’s common stock were modified in connection with the sale of the Reprints and ePrints business line to extend the exercise period from three months to five years and immediately vest 40,387 unvested options.  The Company calculated the fair value of the options before and after the modification and recorded a change of $82,430 relating to the modification. This cost was recorded as an offset to the gain on sale of discontinued operations during the year ended June 30, 2017.

On December 4, 2015, options originally issued to former directors to purchase an aggregate of 250,000 shares of the Company’s common stock were modified to extend the exercise period from three months to two years.  Stock-based compensation cost of $29,815 was recorded during the year ended June 30, 2016 as a result of the modification.

Additional information regarding stock options outstanding and exercisable as of June 30, 2017 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	5.00	8,150
0.60	5,000	5.00	5,000
0.65	6,150	5.00	6,150
0.70	225,000	8.44	225,000
0.77	59,500	6.26	59,500
0.80	16,000	8.15	16,000
0.90	25,667	6.81	25,667
0.97	6,000	5.00	6,000
1.00	375,249	2.87	372,747
1.02	287,000	3.36	287,000
1.05	507,529	8.27	435,530
1.07	53,898	5.30	53,898
1.09	166,165	8.48	105,207
1.10	255,000	3.50	255,000
1.14	3,674	5.00	3,674
1.15	228,000	4.41	228,000
1.20	31,414	6.69	31,414
1.25	32,000	5.63	32,000
1.30	263,000	4.68	263,000
1.50	380,000	1.75	380,000
1.75	1,067	5.00	1,067
1.80	169,425	5.96	169,425
1.85	24,000	5.59	24,000
1.97	1,422	5.00	1,422
Total	3,130,310		2,994,851

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2015	305,000	$1.26
Granted	1,785,000	1.25
Exercised	-	-
Expired/Cancelled	(100,000)	1.22
Outstanding, June 30, 2016	1,990,000	1.25
Granted	-	-
Exercised	-	-
Expired/Cancelled	(5,000)	3.75
Outstanding, June 30, 2017	1,985,000	$1.25
Exercisable, June 30, 2016	1,990,000	$1.25
Exercisable, June 30, 2017	1,985,000	$1.25

There was no intrinsic value for all warrants outstanding as of June 30, 2017, based on the fair value of the Company’s common stock on June 30, 2017.

Additional information regarding warrants outstanding and exercisable as of June 30, 2017 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	100,000	4.48	100,000
1.25	1,885,000	3.95	1,885,000
Total	1,985,000		1,985,000

Restricted Common Stock

Prior to July 1, 2015, the Company issued 889,321 shares of restricted common stock to employees valued at $971,897, of which $405,504 had been recognized as an expense.

During the year ended June 30, 2016, the Company issued 414,366 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $314,577 based on the market price of our common stock ranging from $0.59 to $1.09 per share on the date of grant, which will be amortized over the three-year vesting period.

During the year ended June 30, 2017, the Company issued an additional 269,510 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $276,600 based on the market price of our common stock ranging from $0.97 to $1.14 per share on the date of grant, which will be amortized over the three-year vesting period. Restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of restricted common stock vested during the year ended June 30, 2017 was $366,291 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of June 30, 2017, the amount of unvested compensation related to issuances of restricted common stock was $412,938, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2015	736,747	$566,393	0.96
Granted	414,366	314,577	0.76
Vested	(444,471)	(378,341)	0.99
Forfeited	-	-	-
Non-vested, June 30, 2016	706,642	502,629	0.82
Granted	269,510	276,600	1.03
Vested	(462,958)	(366,291)	0.82
Forfeited	-	-	-
Non-vested, June 30, 2017	513,194	$412,938	$0.92

Issuance of Common Stock

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

In connection with the financing we entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”) on June 24, 2016, pursuant to which we agreed to register for resale by the Investors the Shares, the shares of common stock issuable upon exercise of the Warrants and the shares of common stock issuable upon exercise of the Placement Agent Warrants (as defined below). We committed to file the registration statement no later than July 24, 2016 and to cause the registration statement to become effective no later than October 22, 2016. On July 22, 2016, we filed a registration statement with the SEC pursuant to the Registration Rights Agreement, and the registration statement was declared effective on October 19, 2016

Common Stock Repurchase and Retirement

On March 10, 2015, the Compensation Committee of our Board of Directors authorized the repurchase, over a 12-month period on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $139,181 of outstanding common stock (at prices no greater than $1.60 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

On May 24, 2016, the Compensation Committee of our Board of Directors authorized the repurchase, over a 12-month period on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $100,000 of outstanding common stock (at prices no greater than $1.60 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

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

During the years ended June 30, 2017 and 2016, we repurchased 195,958 and 46,898 shares of our common stock under the repurchase plan at an average price of approximately $1.02 and $0.80 per share, respectively, for an aggregate amount of $199,323 and $37,747, respectively. As of June 30, 2017, $175,050 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2015	1,848	$0.95	-	-
December 2015	27,450	$0.67	-	-
June 2016	17,600	$1.00	-	-
Year ended June 30, 2016	46,898	$0.80	-	-

September 2016	25,508	$1.04	-	-
December 2016	54,200	$1.03	-	-
March 2017	7,250	$1.10	-	$292,025
June 2017	109,000	$1.00	-	$175,050
Year ended June 30, 2017	195,958	$1.02	-	$175,050

1 Consists of shares of common stock purchased from employees to satisfy tax obligations in connection with the vesting of stock incentive awards.

Note 8. Contingencies and Commitments

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

Note 9. Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2017 and 2016:

	Years Ended June 30,
	2017	2016
Current
Federal	$-	$-
State	5,943	3,796
Foreign (Mexico)	29,552	24,366
Deferred
Federal	-	-
Foreign	-	-
State	-	-
Provision for income tax expense	$35,495	$28,162

During the year ended June 30, 2017, the Company recorded a provision for income tax expense of $35,495 which consisted of $5,943 in state income tax payments and $29,552 in foreign (Mexico) income tax payments. During the year ended June 30, 2016, the Company recorded a provision for income tax expense of $28,162 which consisted of $3,796 in state income tax payments and $24,366 in foreign (Mexico) income tax payments

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended June 30,
	2017	2016
Federal income tax rate	34.0%	34.0%
State tax, net of federal benefit	(5.0)%	(5.0)%
Permanent differences	1.6%	(5.6)%
Effect of reversal of deferred tax liability	-%	-%
Change in valuation allowance	(32.2)%	(29.6)%
Other	-%	-%
Effective income tax rate	(1.6)%	(6.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2017 and 2016 are as follows:

	June 30, 2017	June 30, 2016
Deferred tax assets:
Federal net operating loss carryforward	$2,447,315	$2,016,304
State net operating loss carryforward	527,342	415,279
Intangibles amortization	244,620	243,929
Stock based compensation	1,638,123	1,378,602
Other	234,602	200,602
Total deferred tax assets	5,092,002	4,254,716
Deferred tax liability:
Intangible Assets	-	-
Fixed asset depreciation	57,318	48,252
Net deferred tax assets	5,149,320	4,302,968
Less valuation allowance	(5,149,320)	(4,302,968)
	$-	$-

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2017 and 2016 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.  The net change in the valuation allowance for the year ended June 30, 2017 was an increase of $846,352.

At June 30, 2017 and 2016, the Company had federal net operating loss (“NOL”) carryforwards of approximately $11,619,000 and $10,351,000, respectively, and state NOL carryforwards of approximately $7,254,000 and $5,986,000, respectively. Federal NOLs could, if unused, completely expire in 2032. State NOLs, if unused, completely expire in 2037.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2017 and 2017, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2017 and 2016, the Company has no accrued interest or penalties related to uncertain tax positions.

Company is subject to taxation in the United States and various states and Mexico. The Company is subject to United States federal or state income tax examinations by tax authorities for fiscal years after 2013.

Note 10. Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business line, but specifically excluding billed accounts receivable and respective liabilities, pursuant to an Asset Purchase Agreement dated June 20, 2017.  The aggregate net consideration for the sale is comprised of $450,000 paid on the closing date, and earn-out payments of 45% of gross margin over the 30 month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date).

The gain from sale of discontinued operations consists of the following:

Description	Amount
Net cash paid on the closing date	$450,000
Less:
Stock compensation - issuance of stock options	(111,374)
Stock compensation - modification of stock options	(82,430)
Legal fees	(15,000)
Total	$241,196

The current assets and liabilities related to the Reprints and ePrints business line were $1,281,598 and $1,806,901 as of June 30, 2017, and $1,474,748 and $1,770,064 as of June 30, 2016, respectively. In addition, revenue and expenses from discontinued operations were as follows:

	Year Ended June 30, 2017	Year Ended June 30, 2016
Revenue	$7,936,379	$10,271,834
Cost of revenue	7,362,934	9,405,812
Income from discontinued operations	$573,445	$866,022

Note 11. Subsequent Events

Restricted Common Stock

On August 22, 2017, the Company issued 286,647 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $292,380 based on the market price of our common stock of $1.02 per share on the date of grant, which will be amortized over the three-year vesting period.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2017, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control - Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2017.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of September 11, 2017:

Name	Age	Position	Date of Appointment
Peter Victor Derycz	55	Chief Executive Officer, President and Director	January 6, 2006
Alan Louis Urban	48	Chief Financial Officer and Secretary	November 3, 2011
Scott Ahlberg	54	Chief Operating Officer	July 1, 2007
Janice Peterson	69	Chief Publisher Relations Officer and Director	July 1, 2006
Ian Palmer	42	Chief Sales and Marketing Officer	July 1, 2013
John Regazzi (1)(3)	69	Chairman of the Board	June 22, 2015
Gen. Merrill McPeak (1)(2)	81	Director	November 5, 2010
Chad J. Cooper (1)(4)	47	Director	March 31, 2016

(1)	Member of Audit Committee, Compensation Committee, and Nominating and Governance Committee
(2)	Chairman of the Compensation Committee
(3)	Chairman of the Audit Committee
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

Chad J. Cooper – Director

Mr. Cooper has more than 15 years of experience in the financial markets.  He has served in various capacities, including investment management, investment banking and capital markets.  Mr. Cooper served as a Board member at ARI Networks (NASDAQ: ARIS) from 2014 to 2017, until True Wind Capital Management took the company private in August 2017.  Mr. Cooper currently serves on the Board of YouMail, Inc., and Wings for Crossover, a 501(c)3 non-profit organization.  Mr. Cooper has a B.A. in International Relations from the University of Southern California and M.B.A. from Georgetown University.  In light of Mr. Cooper's financial and executive experience, our board of directors believes it to be in the Company's best interests that Mr. Cooper serve as a director.

Term of Office and Family Relationships

Each director serves until our next annual meeting or until his or her successor is duly elected and qualified. Each executive officer is elected by our board of directors and serves at its discretion.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed during the fiscal year ended June 30, 2017 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2017 and 2016

Name and principle Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($)	All other compensation ($)	Total ($)
Peter Victor Derycz	2017	330,095	96,327	54,997	(1)	-	15,817	497,236
Chief Executive Officer and President	2016	317,400	60,000	66,222	(2)	-	14,237	457,859

Alan Louis Urban	2017	240,700	73,210	41,249	(3)	-	14,061	369,220
Chief Financial Officer and Secretary	2016	231,440	45,000	49,671	(4)	-	11,617	337,728

Scott Ahlberg	2017	213,125	73,210	46,368	(5)	-	14,168	346,871
Chief Operating Officer	2016	204,930	45,000	49,671	(4)	-	12,180	311,781

(1)	Represents the grant date fair value of 21,818 shares of restricted stock granted on August 23, 2016, 6,666 shares of restricted stock granted on November, 2016, 11,305 shares of restricted stock granted on February 16, 2017, and 13,947 shares of restricted stock granted on May 11, 2017. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(2)	Represents the grant date fair value of 32,000 shares of restricted stock granted on August 4, 2015, 17,143 shares of restricted stock granted on February 8, 2016, 28,755 shares of restricted stock granted on February 25, 2016, and 9,333 shares of restricted stock granted on May 24, 2016. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(3)	Represents the grant date fair value of 16,364 shares of restricted stock granted on August 23, 2016, 5,000 shares of restricted stock granted on November 21, 2016, 8,479 shares of restricted stock granted on February 16, 2017, and 10,460 shares of restricted stock granted on May 11, 2017. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(4)	Represents the grant date fair value of 24,000 shares of restricted stock granted on August 4, 2015, 12,857 shares of restricted stock granted on February 8, 2016, 21,570 shares of restricted stock granted on February 25, 2016, and 7,000 shares of restricted stock granted on May 24, 2016. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(5)	Represents the grant date fair value of 16,364 shares of restricted stock granted on August 23, 2016, 8,333 shares of restricted stock granted on November 21, 2016, 9,903 shares of restricted stock granted on February 16, 2017, and 10,456 shares of restricted stock granted on May 11, 2017. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

Employment Agreements

Peter Victor Derycz

On July 1, 2010, we entered into an executive employment agreement with Mr. Derycz which was subsequently amended on June 30, 2017. Under the terms of the executive employment agreement, Mr. Derycz has agreed to serve as our Chief Executive Officer and President on an at-will basis. The term of the agreement ends on June 30, 2019. The agreement provides for a base salary of $340,000 per year. No part of Mr. Derycz’s salary is allocated to his duties as a director of our company.

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

Alan Louis Urban

On November 3, 2011, we entered into an executive employment agreement with Mr. Urban which was subsequently amended on June 30, 2017. Under the terms of the executive employment agreement, Mr. Urban has agreed to serve as our Chief Financial Officer on an at-will basis. The term of the agreement ends on June 30, 2019. The agreement provides for a base salary of $250,000 per year.

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

Scott Ahlberg

On July 1, 2010, we entered into an executive employment agreement with Mr. Ahlberg which was subsequently amended on June 30, 2017. Under the terms of the executive employment agreement, Mr. Ahlberg has agreed to serve as Chief Operating Officer on an at-will basis. The term of the agreement ends on June 30, 2019. The agreement provides for a base salary of $220,000 per year.

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

Janice Peterson

On July 1, 2010, we entered into an executive employment agreement with Ms. Peterson which was subsequently amended on June 30, 2017. Under the terms of the executive employment agreement, Ms. Peterson has agreed to serve as Chief Publisher Relations Officer on an at-will basis. The term of the agreement ends on June 30, 2019. The agreement provides for a base salary of $200,000 per year. No part of Ms. Peterson's salary is allocated to her duties as a director of our company.

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

Ian Palmer

On July 1, 2013, we entered into an executive employment agreement with Mr. Palmer which was subsequently amended on June 30, 2017. Under the terms of the executive employment agreement, Mr. Palmer has agreed to serve as our Chief Sales and Marketing Officer on an at-will basis. The term of the agreement ends on June 30, 2019. The agreement provides for a base salary of $200,000 per year.

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

Outstanding Equity Awards at Fiscal Year Ended June 30, 2017

The following table sets forth information regarding stock options, warrants and other stock awards (restricted stock) for each named executive officer as of June 30, 2017.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2017

Name	Number of securities underlying unexercised options/warrants exercisable (#)	Number of securities underlying unexercised options/warrants unexercisable (#)	Option/ Warrant exercise price ($)	Option/ Warrant expiration date (1)	Stock Awards: Number of shares of stock that have not vested (#)		Stock Awards: Market value of shares of stock that have not vested ($)
Peter Victor Derycz	32,000	-	$1.25	2/13/2023	-		-
	16,000	-	$1.85	5/20/2023	-		-
	6,000	-	$1.25	6/23/2021	-		-
	-	-	-	-	1,905	(2)	$1,238	(3)
	-	-	-	-	5,556	(4)	$5,556	(5)
	-	-	-	-	6,209	(6)	$6,519	(7)
	-	-	-	-	10,667	(8)	$9,600	(9)
	-	-	-	-	7,143	(10)	$4,286	(11)
	-	-	-	-	14,378	(12)	$8,483	(13)
	-	-	-	-	5,444	(14)	$5,934	(15)
	-	-	-	-	21,818	(16)	$21,163	(17)
	-	-	-	-	6,666	(18)	$6,999	(19)
	-	-	-	-	11,305	(20)	$12,888	(21)
	-	-	-	-	13,947	(22)	$13,947	(23)

Alan Louis Urban	100,000	-	$1.02	7/27/2020	-		-
	125,000	-	$1.30	3/5/2022	-		-
	24,000	-	$1.15	2/6/2023	-		-
	1,800	-	$1.25	6/23/2021	-		-
	-	-	-	-	1,428	(2)	$928	(3)
	-	-	-	-	4,167	(4)	$4,167	(5)
	-	-	-	-	4,656	(6)	$4,889	(7)
	-	-	-	-	8,000	(8)	$7,200	(9)
	-	-	-	-	5,357	(10)	$3,214	(11)
	-	-	-	-	10,785	(12)	$6,363	(13)
	-	-	-	-	4,083	(14)	$4,451	(15)
	-	-	-	-	16,364	(16)	$15,873	(17)
	-	-	-	-	5,000	(18)	$5,250	(19)
	-	-	-	-	8,479	(20)	$9,666	(21)
	-	-	-	-	10,460	(22)	$10,460	(23)

Scott Ahlberg	75,000	-	$1.50	12/21/2017	-		-
	75,000	-	$1.00	5/28/2019	-		-
	20,000	-	$1.02	7/27/2020	-		-
	25,600	-	$1.15	2/6/2023	-		-
	1,500	-	$1.25	6/23/2021	-		-
	-	-	-	-	1,428	(2)	$928	(3)
	-	-	-	-	4,167	(4)	$4,167	(5)
	-	-	-	-	4,656	(6)	$4,889	(7)
	-	-	-	-	8,000	(8)	$7,200	(9)
	-	-	-	-	5,357	(10)	$3,214	(11)
	-	-	-	-	10,785	(12)	$6,363	(13)
	-	-	-	-	4,083	(14)	$4,451	(15)
	-	-	-	-	16,364	(16)	$15,873	(17)
	-	-	-	-	8,333	(18)	$8,750	(19)
	-	-	-	-	9,903	(20)	$11,289	(21)
	-	-	-	-	10,456	(22)	$10,456	(23)

(1)	Stock options expire ten years from the grant date.
(2)	The restricted stock was granted on November 7, 2014 and vest over a three year period, with a one year cliff vesting period.
(3)	Based on a market closing price per share of common stock of $0.65 on November 7, 2014.
(4)	The restricted stock was granted on March 10, 2015 and vest over a three year period, with a one year cliff vesting period.
(5)	Based on a market closing price per share of common stock of $1.00 on March 10, 2015.
(6)	The restricted stock was granted on May 22, 2015 and vest over a three year period, with a one year cliff vesting period.
(7)	Based on a market closing price per share of common stock of $1.05 on May 22, 2015.
(8)	The restricted stock was granted on August 4, 2015 and vest over a three year period, with a one year cliff vesting period.
(9)	Based on a market closing price per share of common stock of $0.90 on August 4, 2015.
(10)	The restricted stock was granted on February 8, 2016 and vest over a three year period, with a one year cliff vesting period.
(11)	Based on a market closing price per share of common stock of $0.60 on February 8, 2016.
(12)	The restricted stock was granted on February 25, 2016 and vest over a three year period, with a one year cliff vesting period.
(13)	Based on a market closing price per share of common stock of $0.59 on February 25, 2016.
(14)	The restricted stock was granted on May 24, 2016 and vest over a three year period, with a one year cliff vesting period.
(15)	Based on a market closing price per share of common stock of $1.09 on May 24, 2016.
(16)	The restricted stock was granted on August 23, 2016 and vest over a three year period, with a one year cliff vesting period.
(17)	Based on a market closing price per share of common stock of $0.97 on August 23, 2016.
(18)	The restricted stock was granted on November 21, 2016 and vest over a three year period, with a one year cliff vesting period.
(19)	Based on a market closing price per share of common stock of $1.05 on November 21, 2016.
(20)	The restricted stock was granted on February 16, 2017 and vest over a three year period, with a one year cliff vesting period.
(21)	Based on a market closing price per share of common stock of $1.14 on February 16, 2017.
(22)	The restricted stock was granted on May 11, 2017 and vest over a three year period, with a one year cliff vesting period.
(23)	Based on a market closing price per share of common stock of $1.00 on May 11, 2017.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended June 30, 2017 and 2016

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards ($)	Warrant and Option Awards ($)	All other Compensation ($)		Total ($)
(a)		(b)	(c)	(d)	(g)		(h)
John Regazzi (5)	2017	27,000	-	90,000	-		117,000
	2016	22,500	-	67,200	-		89,700
Gen. Merrill McPeak (6)	2017	13,500	-	45,000	-		58,500
	2016	12,000	-	30,000	-		42,000
Chap J. Cooper (7)	2017	13,500	-	45,000	-		58,500
	2016	3,000	-	27,563	-		30,563
Janice Peterson (8)	2017	-	-	-	315,412	(1)	315,412
	2016	-	-	-	287,175	(2)	287,175
Gregory Suess, former	2017	-	-	-	-		-
Director (9)	2016	4,000	-	-	20,873	(3)	24,873
Scott Ogilvie, former	2017	-	-	-	-		-
Director (10)	2016	12,000	-	30,000	-		42,000
Paul Kessler, former	2017	-	-	-	-		-
Director (11)	2016	4,000	-	-	8,942	(4)	12,942

(1)	Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $195,605, bonus in the amount of $73,209, grant date fair value of restricted stock of $41,249 (represents the grant date fair value of 16,364 shares of restricted stock granted on August 23, 2016, 5,000 shares of restricted stock granted on November 21, 2016, 8,479 shares of restricted stock granted on February 16, 2017, and 10,460 shares of restricted stock granted on May 11, 2017.). The grant date fair value was estimated using the market price of the Company’s common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met, and other compensation in the amount of $5,349.
(2)	Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $188,080, bonus in the amount of $45,000, grant date fair value of restricted stock of $49,671 (represents the grant date fair value of 24,000 shares of restricted stock granted on August 4, 2015, 12,857 shares of restricted stock granted on February 8, 2016, 21,570 shares of restricted stock granted on February 25, 2016, and 7,000 shares of restricted stock granted on May 24, 2016). The grant date fair value was estimated using the market price of the Company’s common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met, and other compensation in the amount of $4,424.
(3)	On December 4, 2015, stock options to purchase an aggregate of 175,000 shares of the Company’s common stock were modified to extend the amount of time allowed to exercise the stock options after separation from three months to twenty four months.
(4)	On December 4, 2015, stock options to purchase 75,000 shares of the Company’s common stock were modified to extend the amount of time allowed to exercise the stock options after separation from three months to twenty four months.
(5)	Outstanding equity awards as of June 30, 2017 consists of options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, and options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share.
(6)	Outstanding equity awards as of June 30, 2017 consists of shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, and options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share.
(7)	Outstanding equity awards as of June 30, 2017 consists of options to purchase 43,750 shares of common stock at an exercise price of $1.09 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share.
(8)	Outstanding equity awards as of June 30, 2017 consists of options to purchase 85,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 40,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 17,600 shares of common stock at an exercise price of $1.15 per share, and 78,780 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(9)	Outstanding equity awards as of June 30, 2017 consists of shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share.
(10)	Outstanding equity awards as of June 30, 2017 consist of 25,000 shares of common stock.
(11)	Outstanding equity awards as of June 30, 2017 consist of options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 11, 2017, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 11, 2017. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 15821 Ventura Blvd., Suite 165, Encino, California 91436. Applicable percentage ownership in the following table is based on 24,169,792 shares of common stock outstanding as of September 11, 2017 plus, for each person, any securities that person has the right to acquire within 60 days of September 11, 2017.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares
Greater than 5% Shareholder:
Bristol Investment Fund, Ltd. (1) 662 N. Sepulveda Blvd., Suite 300 Los Angeles, CA 90049	4,825,772	20.0%
12 West Capital Fund Ltd. (2) 90 Park Avenue, 41st Floor New York, NY 10016	4,883,119	19.5%
12 West Capital Offshore Fund LP (3) 90 Park Avenue, 41st Floor New York, NY 10016	3,437,881	13.9%
Samjo Capital, LLC (13) 1345 Avenue of the Americas, 3rd Floor New York, NY 10105	1,219,344	5.0%
Directors and Executive Officers:
Peter Victor Derycz (4)	3,762,429	15.5%
Alan Louis Urban (5)	551,269	2.3%
Scott Ahlberg (6)	480,292	2.0%
Janice Peterson (7)	461,911	1.9%
Ian Palmer (8)	299,600	1.2%
John Regazzi (9)	493,500	2.0%
Gen. Merrill McPeak (10)	559,608	2.3%
Chad J. Cooper (11)	690,750	2.8%
All Directors and Executive Officers as a group (8 persons) (12)	7,299,359	28.0%

(1)	Paul Kessler exercises voting and investment power over the shares held by Bristol Investment Fund, Ltd. and is the brother-in-law of Peter Victor Derycz. Mr. Kessler previously served as a member of our board of directors from August 18, 2014 through November 6, 2015.
(2)	Includes shares underlying warrants to purchase 880,500 shares of common stock at an exercise price of $1.25 per share. Joel Ramin, the General Partner of 12 West Management LP, the investment manager of 12 West Capital Fund LP, exercises voting and investment power over the shares held by 12 West Capital Fund LP but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(3)	Includes shares underlying warrants to purchase 619,500 shares of common stock at an exercise price of $1.25 per share. Joel Ramin, the General Partner of 12 West Management LP, the investment manager of 12 West Capital Offshore Fund LP, exercises voting and investment power over the shares held by 12 West Capital Offshore Fund LP but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Includes shares underlying options to purchase 32,000 shares of common stock at an exercise price of $1.25 per share, options to purchase 16,000 shares of common stock at an exercise price of $1.85 per share, and warrants to purchase 6,000 shares of common stock at an exercise price of $1.25 per share, and 144,411 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(5)	Includes 5,000 shares owned by the wife of Mr. Urban, 5,000 shares owned by each of the three children of Mr. Urban, shares underlying options to purchase 100,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 24,000 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,800 shares of common stock at an exercise price of $1.25 per share, and 109,274 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(6)	Includes shares underlying options to purchase 75,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 20,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 25.600 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,500 shares of common stock at an exercise price of $1.25 per share, and 109,032 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(7)	Includes shares underlying options to purchase 85,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 40,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 17,600 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,200 shares of common stock at an exercise price of $1.25 per share, and 109,274 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(8)	Includes shares underlying options to purchase 10,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 20,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 20,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 16,000 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,500 shares of common stock at an exercise price of $1.25 per share, and 109,032 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(9)	Includes shares underlying warrants to purchase 22,500 shares of common stock at an exercise price of $1.25 per share, options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, and options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share.
(10)	Includes shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, warrants to purchase 7,500 shares of common stock at an exercise price of $1.25 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, and options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share.
(11)	Includes 315,500 shares of common stock held by DO Capital Management, Inc., 11,500 shares of common stock held by Mr. Cooper’s SEP IRA, and shares underlying warrants to purchase 195,000 shares of common stock at an exercise price of $1.25 per share, and options to purchase 43,750 shares of common stock at an exercise price of $1.09 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share. Mr. Cooper exercises voting and investment power over the shares held by DO Capital Management, Inc. and his SEP IRA.
(12)	Includes shares underlying options to purchase 1,565,950 shares of common stock and warrants to purchase 337,000 shares of common stock, and 581,025 shares of unvested restricted stock.
(13)	Andrew N. Wiener, the sole managing member of Samjo Capital, LLC and Samjo Management, LLC, exercises voting and investment power over the shares held by Samjo Capital, LLC.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of our company.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 5,000,000 to 7,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 2,161,160 shares available for grant under the Plan as of June 30, 2017. All stock option grants are made under the 2007 Equity Compensation Plan. The following table provides information as of June 30, 2017 with respect to the Plan, which is the only compensation plan under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan)	4,703,507	(2)	$1.15	2,161,160
Equity compensation plans not approved by stockholders	200,000	(3)	1.22	-
Total	4,903,507			2,161,160

(1)	The weighted average exercise price excludes restricted stock awards, which have no exercise price.
(2)	Shares underlying options to purchase 3,130,310 shares of common stock and 1,573,197 shares of restricted common stock.
(3)	Shares underlying warrants to purchase 200,000 shares of common stock.

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

Item 14.  Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2017 and 2016.

	Year Ended June 30, 2017	Year Ended June 30, 2016
Audit Fees	$88,140	$98,801
Audit-Related Fees	-	-
Tax Fees	24,198	24,541
All Other Fees	-	-
Total	$112,338	$123,342

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2017 and 2016, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.  Exhibits and Financial Statements Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 18, 2017, are incorporated by reference to Item 8 of this report.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: September 18, 2017		Chief Executive Officer (Principal
Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: September 18, 2017		Chief Financial Officer (Principal
Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Victor Derycz and Alan Urban, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Victor Derycz
Peter Victor Derycz	Chief Executive Officer (Principal Executive	September 18, 2017
Officer), President and Director

/s/ Alan Louis Urban
Alan Louis Urban	Chief Financial Officer (Principal Financial	September 18, 2017
and Accounting Officer) and Secretary

/s/ John Regazzi
John Regazzi	Chairman of the Board	September 18, 2017

/s/ Jan Peterson
Jan Peterson	Director	September 18, 2017

/s/ Merrill McPeak
Merrill McPeak	Director	September 18, 2017

/s/ Chad J. Cooper
Chad J. Cooper	Director	September 18, 2017

EXHIBIT INDEX

Exhibit
Number	Description
2	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated November 13, 2006. (Incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)
3.1.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)
3.1.2	Articles of Merger Effective March 4, 2013. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2013.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2012.)
10.1	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.)++
10.2	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.)++
10.3	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.)++
10.4	Loan and Security Agreement dated July 23, 2010, between Silicon Valley Bank, Research Solutions, Inc., Reprints Desk, Inc. and Pools Press, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 28, 2010.)
10.5	Form of Common Stock Purchase Warrant dated November 5, 2010. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.)++
10.6	Amendment to Loan and Security Agreement dated October 31, 2011, between Silicon Valley Bank, Research Solutions, Inc., Reprints Desk, Inc. and Pools Press, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.7	Employment Agreement dated November 3, 2011, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 9, 2011.)++
10.8	Form of Common Stock Purchase Warrant dated December 19, 2011. (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed on July 22, 2016)++
10.9	Amendment to Loan and Security Agreement dated February 8, 2012, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2012.)
10.10	Amendment to Employment Agreement dated July 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on September 28, 2012.)++
10.11	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.12	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.13	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.14	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.15	Amendment to Loan and Security Agreement dated September 18, 2013, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1 (File No. 333-195045) filed on April 4, 2014.)
10.16	Amendment to Loan and Security Agreement dated October 31, 2013, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 7, 2013.)
10.17	Amendment to Loan and Security Agreement dated March 29, 2014, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1 (File No. 333-195045) filed on April 4, 2014.)
10.18	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++

10.19	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (Incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++
10.20	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++
10.21	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++
10.22	Amendment to Loan and Security Agreement dated November 4, 2015, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 16, 2015.)
10.23	Securities Purchase Agreement dated June 23, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.24	Registration Rights Agreement dated June 24, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.25	Form of Common Stock Purchase Warrant dated June 24, 2016. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.26	Employment Agreement dated July 1, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Ian Palmer. (Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed on September 20, 2016.) ++
10.27	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Ian Palmer. (Incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K filed on September 20, 2016.) ++
10.28	Office Lease dated December 29, 2016 between Research Solutions, Inc. and Douglas Emmett 2014, LLC. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 6, 2017.)
10.29	Asset Purchase Agreement dated June 20, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Copyright Clearance Center, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 26, 2017.)

10.30	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz.++
10.31	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson.++
10.32	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg.++
10.33	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Urban.++
10.34	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Ian Palmer.++
21	List of Subsidiaries. (Incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)
23	Consent of Independent Registered Pubic Accounting Firm.
24	Power of Attorney. (Incorporated by reference to the signature page hereto.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)++
99.2	Amendment No. 1 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 29, 2012.)++
99.3	Amendment No. 2 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 13, 2014.)++
99.4	Amendment No. 3 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 26, 2016.)++
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith
++	Indicates management contract or compensatory plan.

