Form 10-Q
period 2017-09-30
Research Solutions, Inc.
filed 2017-11-14
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 10, 2017
Common Stock, $0.001 par value	24,134,992

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2017	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,542,485	$5,773,950
Accounts receivable, net of allowance of $119,546 and $119,536, respectively	4,307,776	5,465,299
Prepaid expenses and other current assets	218,893	196,820
Prepaid royalties	657,434	566,282
Total current assets	9,726,588	12,002,351

Other assets:
Property and equipment, net of accumulated depreciation of $715,221 and $699,421, respectively	92,508	85,737
Intangible assets, net of accumulated amortization of $648,212 and $623,714, respectively	31,624	41,870
Deposits and other assets	14,455	14,466
Right of use asset, net of accumulated amortization of $72,353 and $45,105, respectively	390,669	417,917
Total assets	$10,255,844	$12,562,341

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,677,299	$6,443,056
Deferred revenue	1,356,950	1,335,475
Lease liability, current portion	113,065	110,888
Total current liabilities	6,147,314	7,889,419

Long-term liabilities:
Lease liability, long-term portion	299,253	328,299
Total liabilities	6,446,567	8,217,718

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 24,134,992 and 23,883,145 shares issued and outstanding, respectively	24,135	23,883
Additional paid-in capital	22,513,645	22,267,327
Accumulated deficit	(18,648,823)	(17,875,858)
Accumulated other comprehensive loss	(79,680)	(70,729)
Total stockholders’ equity	3,809,277	4,344,623
Total liabilities and stockholders’ equity	$10,255,844	$12,562,341

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Month Ended
	September 30,
	2017	2016

Revenue:
Platforms	$387,945	$172,072
Transactions	6,359,895	6,006,399
Total revenue	6,747,840	6,178,471

Cost of revenue:
Platforms	83,987	29,964
Transactions	4,914,414	4,714,999
Total cost of revenue	4,998,401	4,744,963
Gross profit	1,749,439	1,433,508

Operating expenses:
Selling, general and administrative	2,537,036	1,897,699
Depreciation and amortization	40,568	30,469
Total operating expenses	2,577,604	1,928,168
Loss from operations	(828,165)	(494,660)

Other income (expenses):
Interest expense	(3,000)	(3,000)
Other income	12,802	4,710
Total other income	9,802	1,710

Loss from continuing operations before provision for income taxes	(818,363)	(492,950)
Provision for income taxes	(11,751)	(13,605)

Loss from continuing operations	(830,114)	(506,555)

Discontinued operations:
Income from discontinued operations	-	95,889
Gain from sale of discontinued operations	57,149	-
Income from discontinued operations	57,149	95,889

Net loss	(772,965)	(410,666)

Other comprehensive loss: Foreign currency translation	(8,951)	(3,283)
Comprehensive loss	$(781,916)	$(413,949)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$(0.04)	$(0.02)
Income per share from discontinued operations, basic and diluted	$-	$-
Net loss per share, basic and diluted	$(0.04)	$(0.02)
Weighted average common shares outstanding, basic and diluted	23,380,437	23,131,570

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Three Months Ended September 30, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2017	23,883,145	$23,883	$22,267,327	$(17,875,858)	$(70,729)	$4,344,623

Fair value of vested stock options	-	-	176,983	-	-	176,983

Fair value of vested restricted common stock	286,647	287	102,739	-	-	103,026

Repurchase of common stock	(34,800)	(35)	(39,637)	-	-	(39,672)

Modification cost of stock options	-	-	6,233			6,233

Net loss for the period	-	-	-	(772,965)	-	(772,965)

Foreign currency translation	-	-	-	-	(8,951)	(8,951)

Balance, September 30, 2017	24,134,992	$24,135	$22,513,645	$(18,648,823)	$(79,680)	$3,809,277

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016

Cash flow from operating activities:
Net loss	$(772,965)	$(410,666)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities of operations:
Gain from sale of discontinued operations	(57,149)	-
Depreciation and amortization	40,568	30,469
Amortization of lease right	27,248	-
Fair value of vested stock options	176,983	14,856
Fair value of vested restricted common stock	103,026	87,733
Modification cost of stock options	6,233	-
Changes in operating assets and liabilities:
Accounts receivable	1,157,523	1,184,710
Prepaid expenses and other current assets	35,076	13,692
Prepaid royalties	(91,152)	(244,400)
Deposits and other assets	-	50
Accounts payable and accrued expenses	(1,765,757)	(374,291)
Deferred revenue	21,475	231,533
Lease liability	(26,869)	-
Net cash provided by (used in) operating activities	(1,145,760)	533,686

Cash flow from investing activities:
Purchase of property and equipment	(23,402)	(10,101)
Purchase of intangible assets	(14,252)	(5,209)
Net cash used in investing activities	(37,654)	(15,310)

Cash flow from financing activities:
Common stock repurchase and retirement	(39,672)	(26,528)
Net cash used in financing activities	(39,672)	(26,528)

Effect of exchange rate changes	(8,379)	(2,509)
Net increase (decrease) in cash and cash equivalents	(1,231,465)	489,339
Cash and cash equivalents, beginning of period	5,773,950	6,076,875
Cash and cash equivalents, end of period	$4,542,485	$6,566,214

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11,751	$13,605
Cash paid for interest	$3,000	$3,000

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2017 and 2016 (Unaudited)

Note 1. Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

 Nature of Business

We provide two service offerings to our customers: annual licenses that allow customers to access and utilize certain premium features of our cloud based software-as-a-service (“SaaS”) research intelligence platform (“Platforms”) and the transactional sale of published scientific, technical, and medical (“STM”) content managed, sourced and delivered through the Platform (“Transactions”). Platforms and Transactions are packaged as a single solution that enable life science and other research-intensive organizations to speed up research and development activities with faster, single sourced access and management of content and data used throughout the intellectual property development lifecycle.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2017 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

These estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of recorded intangibles, accruals for potential liabilities, assumptions made in valuing equity instruments issued for services, and realization of deferred tax assets.

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

Cash denominated in Euros with a US Dollar equivalent of $123,011 and $93,359 at September 30, 2017 and June 30, 2017, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three months ended September 30, 2017 and 2016.

The Company has no customers that accounted for greater than 10% of accounts receivable at September 30, 2017 and June 30, 2017.

The following table summarizes vendor concentrations:

	Three Months Ended September 30,
	2017	2016
Vendor A	15%	18%
Vendor B	12%	12%
Vendor C	11%	*

* Less than 10%

Revenue Recognition

The Company’s policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing two service offerings to our customers: annual licenses that allow customers to access and utilize certain premium features of our cloud based SaaS research intelligence platform (Platforms) and the transaction sale of STM content managed, sourced and delivered through the Platform (Transactions).

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to $12,387 and $3,324, for the three months ended September 30, 2017 and 2016, respectively. Cash denominated in Euros with a US Dollar equivalent of $123,011 and $93,359 at September 30, 2017 and June 30, 2017, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Three Months Ended September 30,		Year Ended June 30,
	2017	2016	2017	2016
Period end Euro : US Dollar exchange rate	1.18	1.12	1.09	1.11
Average period Euro : US Dollar exchange rate	1.18	1.12	1.09	1.11

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.06	0.05	0.05	0.06

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At September 30, 2017 potentially dilutive securities include options to acquire 3,120,310 shares of common stock and warrants to acquire 1,985,000 shares of common stock.  At September 30, 2016 potentially dilutive securities include options to acquire 2,723,193 shares of common stock and warrants to acquire 1,985,000 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three months ended September 30, 2017 and 2016 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provided for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matured on October 31, 2017, and was subject to certain financial and performance covenants with which we were in compliance as of September 30, 2017. Financial covenants included maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bore interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.50% as of September 30, 2017. The line of credit was secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2017 and June 30, 2017, respectively.  As of September 30, 2017 and June 30, 2017, approximately $2,336,000 and $3,277,000, respectively, of available credit was unused.

The line of credit matured on October 31, 2017. The Company is attempting to amend the Loan and Security Agreement with SVB to extend the maturity date of the line of credit to October 31, 2019, and the material terms and financial and performance covenants of the line of credit are expected to change.

Note 4. Lease Obligations

During the period ended March 31, 2017, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the fair value of the lease liability at the inception of the lease was $463,000 using a discount rate of 3.75%. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the three months ended September 30, 2017 and 2016 was $31,440 and $16,282, respectively. During the three months ended September 30, 2017, the Company reflected amortization of right of use asset of $27,248 related to this lease.

Note 5. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “Plan”). The Plan was approved by our board of directors and stockholders. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan increased from 5,000,000 to 7,000,000, as approved by our board of directors and stockholders. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. There were 1,884,513 shares available for grant under the Plan as of September 30, 2017. All stock option grants are made under the 2007 Equity Compensation Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2017	3,130,310	1.15	2,994,851	1.15	135,459	1.07
Granted	385,000	1.40	385,000	1.40	-	-
Options vesting	-	-	9,125	1.08	(9,125)	1.08
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	(395,000)	1.35	(389,167)	1.35	(5,833)	1.09
Outstanding at September 30, 2017	3,120,310	$1.15	2,999,809	$1.15	120,501	$1.07

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	2016
Expected dividend yield	0%	0%
Risk-free interest rate	1.45%	1.27%
Expected life (in years)	2.60	6.0
Expected volatility	76.0%	81.4%

The weighted average remaining contractual life of all options outstanding as of September 30, 2017 was 5.40 years. The remaining contractual life for options vested and exercisable at September 30, 2017 was 5.25 years. Furthermore, the aggregate intrinsic value of options outstanding as of September 30, 2017 was $301,714, and the aggregate intrinsic value of options vested and exercisable at September 30, 2017 was $291,492, in each case based on the fair value of the Company’s common stock on September 30, 2017.

During the three months ended September 30, 2017, the Company granted 385,000 options to employees with a fair value of $167,050.  The total fair value of options that vested during the three months ended September 30, 2017 was $176,983 and is included in selling, general and administrative expenses in the accompanying statement of operations.  In addition, on September 30, 2017, options originally issued to an employee to purchase an aggregate of 17,600 shares of the Company’s common stock were modified to extend the exercise period from three months to approximately five years.  Stock-based compensation cost of $6,233 was recorded during the three months ended September 30, 2017 as a result of the modification.

As of September 30, 2017, the amount of unvested compensation related to stock options was $63,587 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of September 30, 2017 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	4.75	8,150
0.60	5,000	4.75	5,000
0.65	6,150	4.75	6,150
0.70	225,000	8.18	225,000
0.77	59,500	6.01	59,500
0.80	16,000	7.89	16,000
0.90	25,667	6.56	25,667
0.97	6,000	4.75	6,000
1.00	300,249	2.86	298,999
1.02	247,000	3.15	247,000
1.05	507,529	8.02	435,528
1.07	53,898	5.04	53,898
1.09	156,165	8.20	108,915
1.10	255,000	3.25	255,000
1.14	3,674	4.75	3,674
1.15	343,000	2.77	343,000
1.20	31,414	6.43	31,414
1.25	32,000	5.38	32,000
1.30	263,000	4.43	263,000
1.50	380,000	1.34	380,000
1.75	1,067	4.75	1,067
1.80	169,425	5.71	169,425
1.85	24,000	5.34	24,000
1.97	1,422	4.75	1,422
Total	3,120,310		2,999,809

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2017	1,985,000	1.25
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, September 30, 2017	1,985,000	$1.25
Exercisable, June 30, 2017	1,985,000	$1.25
Exercisable, September 30, 2017	1,985,000	$1.25

There was no intrinsic value for all warrants outstanding as of September 30, 2017, based on the fair value of the Company’s common stock on September 30, 2017.

Additional information regarding warrants outstanding and exercisable as of September 30, 2017 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	100,000	4.30	100,000
1.25	1,885,000	3.77	1,885,000
Total	1,985,000		1,985,000

Restricted Common Stock

Prior to July 1, 2017, the Company issued 1,573,197 shares of restricted common stock to employees valued at $1,563,074, of which $1,150,136 had been recognized as an expense.

During the three months ended September 30, 2017, the Company issued an additional 286,674 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $292,380 based on the market price of our common stock of $1.02 per share on the date of grant, which will be amortized over the three-year vesting period. Restricted common stock grants are made under the 2007 Equity Compensation Plan.

The total fair value of restricted common stock vested during the three months ended September 30, 2017 was $103,026 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of September 30, 2017, the amount of unvested compensation related to issuances of restricted common stock was $602,292, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2017	513,194	412,938	0.92
Granted	286,647	292,380	1.02
Vested	(109,784)	(103,026)	0.89
Forfeited	-	-	-
Non-vested, September 30, 2017	690,057	$602,292	$0.97

Common Stock Repurchase and Retirement

During the three months ended September 30, 2017, the Company repurchased 34,800 shares of our common stock from employees at an average market price of approximately $1.14 per share for an aggregate amount of $39,672. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

Note 6.  Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business pursuant to an Asset Purchase Agreement dated June 20, 2017. The aggregate net consideration for the sale included earn-out payments of 45% of gross margin over the 30-month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date). Contingent consideration determined to be realizable amounted to $57,149 for the three months ended September 30, 2017 and is recorded as gain from sale of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2017 and 2016 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

 We provide two service offerings to our customers: annual licenses that allow customers to access and utilize certain premium features of our cloud based software-as-a-service (“SaaS”) research intelligence platform (“Platforms”) and the transactional sale of published scientific, technical, and medical (“STM”) content managed, sourced and delivered through the Platform (“Transactions”). Platforms and Transactions are packaged as a single solution that enable life science and other research-intensive organizations to speed up research and development activities with faster, single sourced access and management of content and data used throughout the intellectual property development lifecycle.

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

Revenue Recognition

Our policy is to recognize revenue when services have been performed, risk of loss and title to the product transfers to the customer, the selling price is fixed or determinable, and collectability is reasonably assured. We generate revenue by providing two service offerings to our customers: annual licenses that allow customers to access and utilize certain premium features of our cloud based SaaS research intelligence platform (Platforms) and the transaction sale of STM content managed, sourced and delivered through the Platform (Transactions).

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2017	2017	2017	2016	2016	2016	2016	2015
Revenue:
Platforms	$387,945	$318,194	$270,920	$219,137	$172,072	$129,963	$121,034	$92,578
Transactions	6,359,895	6,521,313	6,372,679	5,866,562	6,006,399	6,025,972	6,394,127	5,702,733
Total revenue	6,747,840	6,839,507	6,643,599	6,085,699	6,178,471	6,155,935	6,515,161	5,795,311

Cost of revenue:
Platforms	83,987	71,097	58,367	45,623	29,964	23,426	21,557	17,177
Transactions	4,914,414	5,060,500	4,997,842	4,664,690	4,714,999	4,702,892	4,918,679	4,471,950
Total cost of revenue	4,998,401	5,131,597	5,056,209	4,710,313	4,744,963	4,726,318	4,940,236	4,489,127

Gross profit:
Platforms	303,958	247,097	212,553	173,514	142,108	106,537	99,477	75,401
Transactions	1,445,481	1,460,813	1,374,837	1,201,872	1,291,400	1,323,080	1,475,448	1,230,783
Total gross profit	1,749,439	1,707,910	1,587,390	1,375,386	1,433,508	1,429,617	1,574,925	1,306,184

Operating expenses:
Sales and marketing	899,695	988,962	963,784	854,724	580,778	520,402	525,681	498,835
General and administrative	1,363,486	1,326,798	1,251,807	1,226,181	1,211,008	902,667	1,011,670	1,092,187
Depreciation and amortization	40,568	36,893	33,906	32,426	30,469	29,702	30,310	16,096
Stock-based compensation expense	286,242	112,151	112,326	303,097	102,589	162,192	130,568	277,389
Foreign currency transaction loss (gain)	(12,387)	(6,362)	6,272	17,631	3,324	994	(2,829)	5,805
Total operating expenses	2,577,604	2,458,442	2,368,095	2,434,059	1,928,168	1,615,957	1,695,400	1,890,312
Other income (expenses and income taxes)	(1,949)	(6,425)	1,599	(6,913)	(11,895)	(22,034)	(37,238)	(4,415)
Loss from continuing operations	(830,114)	(756,957)	(779,106)	(1,065,586)	(506,555)	(208,374)	(157,713)	(588,543)
Income from discontinued operations	-	113,314	141,616	222,626	95,889	155,385	190,089	290,118
Gain on sale of discontinued operations	57,149	241,196	-	-	-	-	-	-
Net income (loss)	(772,965)	(402,447)	(637,490)	(842,960)	(410,666)	(52,989)	32,376	(298,425)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2017	2017	2017	2016	2016	2016	2016	2015
Net income (loss):
Loss from continuing operations	$(830,114)	$(756,957)	$(779,106)	$(1,065,586)	$(506,555)	$(208,374)	$(157,713)	$(588,543)
Income from discontinued operations	57,149	354,510	141,616	222,626	95,889	155,385	190,089	290,118
Net income (loss)	$(772,965)	$(402,447)	$(637,490)	$(842,960)	$(410,666)	$(52,989)	$32,376	$(298,425)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.04)	$(0.03)	$(0.03)	$(0.05)	$(0.02)	$(0.01)	$-	$(0.03)
Income per share from discontinued operations	$-	$0.01	$-	$0.01	$-	$-	$-	$0.01
Net income (loss) per share	$(0.04)	$(0.02)	$(0.03)	$(0.04)	$(0.02)	$(0.01)	$-	$(0.02)
Basic weighted average common shares outstanding	23,380,437	23,369,727	23,265,939	23,200,975	23,131,570	18,154,762	17,707,900	17,656,087

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.04)	$(0.03)	$(0.03)	$(0.05)	$(0.02)	$(0.01)	$-	$(0.03)
Income per share from discontinued operations	$-	$0.01	$-	$0.01	$-	$-	$-	$0.01
Net income (loss) per share	$(0.04)	$(0.02)	$(0.03)	$(0.04)	$(0.02)	$(0.01)	$-	$(0.02)
Diluted weighted average common shares outstanding	23,380,437	23,369,727	23,265,939	23,200,975	23,131,570	18,154,762	18,464,000	17,656,087

Comparison of the Three Months Ended September 30, 2017 and 2016

Results of Operations

	Three Months Ended September 30,
	2017	2016	2017-2016 $ Change	2017-2016 % Change

Revenue:
Platforms	$387,945	$172,072	$215,873	125.5%
Transactions	6,359,895	6,006,399	353,496	5.9%
Total revenue	6,747,840	6,178,471	569,369	9.2%

Cost of revenue:
Platforms	83,987	29,964	54,023	180.3%
Transactions	4,914,414	4,714,999	199,415	4.2%
Total cost of revenue	4,998,401	4,744,963	253,438	5.3%
Gross profit	1,749,439	1,433,508	315,931	22.0%

Operating expenses:
Sales and marketing	899,695	580,778	318,917	54.9%
General and administrative	1,363,486	1,211,008	152,478	12.6%
Depreciation and amortization	40,568	30,469	10,099	33.1%
Stock-based compensation expense	286,242	102,589	183,653	179.0%
Foreign currency transaction loss	(12,387)	3,324	(15,711)	(472.7)%
Total operating expenses	2,577,604	1,928,168	649,436	33.7%
Loss from operations	(828,165)	(494,660)	(333,505)	(67.4)%

Other income (expenses):
Interest expense	(3,000)	(3,000)	-	-%
Other income	12,802	4,710	8,092	171.8%
Total other income	9,802	1,710	8,092	473.2%

Loss from operations before provision for income taxes	(818,363)	(492,950)	(325,413)	66.0%
Provision for income taxes	(11,751)	(13,605)	1,854	13.6%

Loss from continuing operations	(830,114)	(506,555)	(323,559)	63.9%

Discontinued operations:
Income from discontinued operations	-	95,889	(95,889)	(100.0)%
Gain from sale of discontinued operations	57,149	-	57,149	-%
Income from discontinued operations	57,149	95,889	(38,740)	(40.4)%

Net loss	$(772,965)	$(410,666)	$(362,299)	(88.2)%

 Revenue

	Three Months Ended September 30,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Revenue:
Platforms	$387,945	$172,072	$215,873	125.5%
Transactions	6,359,895	6,006,399	353,496	5.9%
Total revenue	$6,747,840	$6,178,471	$569,369	9.2%

Total revenue increased $569,369, or 9.2%, for the three months ended September 30, 2017 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$215,873	Increased due to additional deployments to new and existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↑	$353,496	Increased primarily due to orders from new customers.

 Cost of Revenue

	Three Months Ended September 30,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Cost of Revenue:
Platforms	$83,987	$29,964	$54,023	180.3%
Transactions	4,914,414	4,714,999	199,415	4.2%
Total cost of revenue	$4,998,401	$4,744,963	$253,438	5.3%

	Three Months Ended September 30,
	2017	2016	2017-2016 Change *
As a percentage of revenue:
Platforms	21.6%	17.4%	4.2%
Transactions	77.3%	78.5%	(1.2)%
Total	74.1%	76.8%	(2.8)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.8%, from 76.8% for the previous year to 74.1%, for the three months ended September 30, 2017.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↑	4.2%	Increased due to additional third-party data costs.
Transactions	↓	1.2%	Decreased primarily due to an increase in copyright discounts.

Gross Profit

	Three Months Ended September 30,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Gross Profit:
Platforms	$303,958	$142,108	$161,850	113.9%
Transactions	1,445,481	1,291,400	154,081	11.9%
Total gross profit	$1,749,439	$1,433,508	$315,931	22.0%

	Three Months Ended September 30,
	2017	2016	2017-2016 Change *
As a percentage of revenue:
Platforms	78.4%	82.6%	(4.2)%
Transactions	22.7%	21.5%	1.2%
Total	25.9%	23.2%	2.7%

* The difference between current and prior period gross profit as a percentage of revenue

 Operating Expenses

	Three Months Ended September 30,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Operating Expenses:
Sales and marketing	$899,695	$580,778	$318,917	54.9%
General and administrative	1,363,486	1,211,008	152,478	12.6%
Depreciation and amortization	40,568	30,469	10,099	33.1%
Stock-based compensation expense	286,242	102,589	183,653	179.0%
Foreign currency transaction loss	(12,387)	3,324	(15,711)	(472.7)%
Total operating expenses	$2,577,604	$1,928,168	$649,436	33.7%

Category	Impact		Key Drivers
Sales and marketing	↑	$318,917	Increased primarily due to greater personnel and consulting cost.
General and administrative	↑	$152,478	Increased primarily due to greater personnel cost.
Depreciation and amortization	↑	$10,099	Increased due to greater amortization of customer list.

Net Income (Loss)

	Three Months Ended September 30,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Net Income (Loss):
Loss from continuing operations	$(830,114)	$(506,555)	$(323,559)	(63.9)%
Income from discontinued operations	57,149	95,889	(38,740)	(40.4)%
Total net loss	$(772,965)	$(410,666)	$(362,299)	(88.2)%

Loss from continuing operations increased $323,559 or 63.9%, for the three months ended September 30, 2017 compared to the prior year, primarily due to increased operating expenses, partially offset by increased gross profit as described above.

Liquidity and Capital Resources

	Nine Months Ended September 30,
Consolidated Statements of Cash Flow Data:	2017	2016
Net cash provided by (used in) operating activities	$(1,145,760)	$533,686
Net cash used in investing activities	(37,654)	(15,310)
Net cash used in financing activities	(39,672)	(26,528)

Effect of exchange rate changes	(8,379)	(2,509)
Net increase in cash and cash equivalents	(1,231,465)	489,339
Cash and cash equivalents, beginning of period	5,773,950	6,076,875
Cash and cash equivalents, end of period	$4,542,485	$6,566,214

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of September 30, 2017, we had working capital of $3,579,274 and stockholders’ equity of $3,809,277. For the three months ended September 30, 2017, we recorded a net loss of $772,965, and cash used in operating activities was $1,145,760. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of September 30, 2017, we had cash and cash equivalents of $4,542,485, compared to $6,566,214 as of September 30, 2016, a decrease of $1,231,465. This decrease was primarily due to cash used in operating activities.

Operating Activities

Net cash used in operating activities was $1,145,760 for the three months ended September 30, 2017 and resulted primarily from a net loss of $772,965 and a decrease in accounts payable and accrued expenses of $1,765,757, partially offset by a decrease in accounts receivable of $1,157,523.

Net cash provided by operating activities was $533,686 for the three months ended September 30, 2016 and resulted primarily from a decrease in accounts receivable of $1,184,710, partially offset by a decrease in accounts payable and accrued expenses of $374,291 and an increase in prepaid royalties of $244,400.

Investing Activities

Net cash used in investing activities was $37,654 for the three months ended September 30, 2017 and resulted from the purchase of intangible assets and property and equipment.

Net cash used in investing activities was $15,310 for the three months ended September 30, 2016 and resulted from the purchase of intangible assets and property and equipment.

Financing Activities

Net cash used in financing activities was $39,672 for the three months ended September 30, 2017 and resulted from the repurchase of common stock.

Net cash used in financing activities was $26,528 for the three months ended September 30, 2016 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provided for a revolving line of credit for the lesser of $4,000,000, or 80% of eligible accounts receivable. The line of credit matured on October 31, 2017, and was subject to certain financial and performance covenants with which we were in compliance as of September 30, 2017. Financial covenants included maintaining a ratio of quick assets to current liabilities of at least 0.8 to 1.0, and maintaining tangible net worth of $600,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2015, plus 50% of the dollar value of equity issuances after October 1, 2015 and the principal amount of subordinated debt. The line of credit bore interest at the prime rate plus 2.25% for periods in which we maintain an account balance with SVB (less all indebtedness owed to SVB) of at least $800,000 at all times during the prior calendar month (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.50% as of September 30, 2017. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2017 and June 30, 2017, respectively.  As of September 30, 2017 and June 30, 2017, approximately $2,336,000 and $3,277,000, respectively, of available credit was unused.

The line of credit matured on October 31, 2017. We are attempting to amend the Loan and Security Agreement with SVB to extend the maturity date of the line of credit to October 31, 2019, and the material terms and financial and performance covenants of the line of credit are expected to change.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	2017-2016 $ Change
Net loss	$(772,965)	$(410,666)	$(362,299)
Add (deduct):
Interest expense	3,000	3,000	-
Other (income) expense	(12,802)	(4,710)	(8,092)
Foreign currency transaction loss	(12,387)	3,324	(15,711)
Provision for income taxes	11,751	13,605	(1,854)
Depreciation and amortization	40,568	30,469	10,099
Stock-based compensation	286,242	102,589	183,653
Income from discontinued operations	-	(95,889)	95,889
Gain on sale of discontinued operations	(57,149)	-	(57,149)
Adjusted EBITDA	$(513,742)	$(358,278)	$(155,464)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2017, we repurchased 34,800 shares of our common stock under the repurchase plan at a price of $1.14 per share for an aggregate amount of $39,672. As of September 30, 2017, $143,353 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2017	-	-	-	$183,025
August 1 – August 31, 2017	-	-	-	$183,025
September 1 – September 30, 2017	34,800	$1.14	-	$143,353
Total	34,800	$1.14	-	-

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: November 14, 2017		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: November 14, 2017		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith

