Form 10-Q
period 2017-12-31
Research Solutions, Inc.
filed 2018-02-14
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 12, 2018
Common Stock, $0.001 par value	24,147,582

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2017	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,924,620	$5,773,950
Accounts receivable, net of allowance of $119,462 and $119,536, respectively	3,739,099	5,465,299
Prepaid expenses and other current assets	315,906	196,820
Prepaid royalties	736,145	566,282
Total current assets	9,715,770	12,002,351

Other assets:
Property and equipment, net of accumulated depreciation of $728,271 and $699,421, respectively	81,340	85,737
Intangible assets, net of accumulated amortization of $679,836 and $623,714, respectively	-	41,870
Deposits and other assets	14,383	14,466
Right of use asset, net of accumulated amortization of $99,864 and $45,105, respectively	363,158	417,917
Total assets	$10,174,651	$12,562,341

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,053,770	$6,443,056
Deferred revenue	1,306,429	1,335,475
Lease liability, current portion	115,263	110,888
Total current liabilities	6,475,462	7,889,419

Long-term liabilities:
Lease liability, long-term portion	269,924	328,299
Total liabilities	6,745,386	8,217,718

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 24,147,582 and 23,883,145 shares issued and outstanding, respectively	24,148	23,883
Additional paid-in capital	22,764,915	22,267,327
Accumulated deficit	(19,273,403)	(17,875,858)
Accumulated other comprehensive loss	(86,395)	(70,729)
Total stockholders’ equity	3,429,265	4,344,623
Total liabilities and stockholders’ equity	$10,174,651	$12,562,341

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenue:
Platforms	$413,404	$219,137	$801,349	$391,209
Transactions	6,409,816	5,866,562	12,769,711	11,872,961
Total revenue	6,823,220	6,085,699	13,571,060	12,264,170

Cost of revenue:
Platforms	90,362	45,623	174,349	75,587
Transactions	4,996,988	4,664,690	9,911,402	9,379,689
Total cost of revenue	5,087,350	4,710,313	10,085,751	9,455,276
Gross profit	1,735,870	1,375,386	3,485,309	2,808,894

Operating expenses:
Selling, general and administrative	2,391,969	2,401,633	4,929,005	4,299,332
Depreciation and amortization	46,330	32,426	86,898	62,895
Total operating expenses	2,438,299	2,434,059	5,015,903	4,362,227
Loss from operations	(702,429)	(1,058,673)	(1,530,594)	(1,553,333)

Other income (expenses):
Interest expense	(3,000)	(3,000)	(6,000)	(6,000)
Other income	11,312	5,424	24,114	10,134
Total other income	8,312	2,424	18,114	4,134

Loss from operations before provision for income taxes	(694,117)	(1,056,249)	(1,512,480)	(1,549,199)
Provision for income taxes	(9,816)	(9,337)	(21,567)	(22,942)

Loss from continuing operations	(703,933)	(1,065,586)	(1,534,047)	(1,572,141)

Discontinued operations:
Income from discontinued operations	-	222,626	-	318,515
Gain from sale of discontinued operations	79,353	-	136,502	-
Income from discontinued operations	79,353	222,626	136,502	318,515

Net loss	(624,580)	(842,960)	(1,397,545)	(1,253,626)

Other comprehensive income (loss):
Foreign currency translation	(6,715)	5,195	(15,666)	1.912
Comprehensive loss	$(631,295)	$(837,765)	$(1,413,211)	$(1,251,714)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$(0.03)	$(0.05)	$(0.07)	$(0.06)
Income per share from discontinued operations, basic and diluted	$-	$0.01	$0.01	$0.01
Net loss per share, basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.05)
Weighted average common shares outstanding, basic and diluted	23,455,654	23,200,975	23,418,046	23,166,272

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Six Months Ended December 31, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2017	23,883,145	$23,883	$22,267,327	$(17,875,858)	$(70,729)	$4,344,623

Fair value of vested stock options	-	-	389,236	-	-	389,236

Fair value of vested restricted common stock	338,302	339	205,000	-	-	205,339

Repurchase of common stock	(87,100)	(87)	(102,868)	-	-	(102,955)

Modification cost of stock options	-	-	6,233	-	-	6,233

Common stock issued upon exercise of stock options	13,235	13	(13)	-	-	-

Net loss for the period	-	-	-	(1,397,545)	-	(1,397,545)

Foreign currency translation	-	-	-	-	(15,666)	(15,666)

Balance, December 31, 2017	24,147,582	$24,148	$22,764,915	$(19,273,403)	$(86,395)	$3,429,265

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2017	2016

Cash flow from operating activities:
Net loss	$(1,397,545)	$(1,253,626)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities of operations:
Gain from sale of discontinued operations	(136,502)	-
Depreciation and amortization	86,898	62,895
Amortization of lease right	54,759	-
Fair value of vested stock options	389,236	228,491
Fair value of vested restricted common stock	205,339	177,194
Modification cost of stock options	6,233	-
Changes in operating assets and liabilities:
Accounts receivable	1,726,200	696,302
Prepaid expenses and other current assets	17,416	(56,140)
Prepaid royalties	(169,863)	(1,044,250)
Deposits and other assets	-	(11,374)
Accounts payable and accrued expenses	(1,389,286)	1,449,375
Deferred revenue	(29,046)	527,695
Lease liability	(54,000)	-
Net cash provided by (used in) operating activities	(690,161)	776,562

Cash flow from investing activities:
Purchase of property and equipment	(29,284)	(16,091)
Purchase of intangible assets	(14,252)	(9,751)
Net cash used in investing activities	(43,536)	(25,842)

Cash flow from financing activities:
Common stock repurchase and retirement	(102,955)	(82,354)
Net cash used in financing activities	(102,955)	(82,354)

Effect of exchange rate changes	(12,678)	3,386
Net increase (decrease) in cash and cash equivalents	(849,330)	671,752
Cash and cash equivalents, beginning of period	5,773,950	6,076,875
Cash and cash equivalents, end of period	$4,924,620	$6,748,627

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$21,567	$22,942
Cash paid for interest	$6,000	$6,000

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2017 and 2016 (Unaudited)

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

Cash denominated in Euros with a US Dollar equivalent of $63,669 and $93,359 at December 31, 2017 and June 30, 2017, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and six months ended December 31, 2017 and 2016.

The Company has no customers that accounted for greater than 10% of accounts receivable at December 31, 2017 and June 30, 2017.

The following table summarizes vendor concentrations:

	Three Months Ended December 31,			Six Months Ended December 31,
	2017	2016		2017	2016
Vendor A	15%	18%		15%	18%
Vendor B	12%		*	12%		*
Vendor C	12%		*	12%		*

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a gain of $485 and $12,872, for the three and six months ended December 31, 2017, respectively and a loss of $17,631 and 20,955, for the three and six months ended December 31, 2016, respectively. Cash denominated in Euros with a US Dollar equivalent of $63,669 and $93,359 at December 31, 2017 and June 30, 2017, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Six Months Ended December 31,		Year Ended June 30,
	2017	2016	2017	2016
Period end Euro : US Dollar exchange rate	1.20	1.09	1.09	1.11
Average period Euro : US Dollar exchange rate	1.17	1.11	1.09	1.11

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.06

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At December 31, 2017 potentially dilutive securities include options to acquire 3,185,435 shares of common stock and warrants to acquire 1,985,000 shares of common stock.  At December 31, 2016 potentially dilutive securities include options to acquire 3,122,277 shares of common stock and warrants to acquire 1,985,000 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three and six months ended December 31, 2017 and 2016 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2017. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of December 31, 2017. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2017 and June 30, 2017, respectively.  As of December 31, 2017, there was approximately $2,490,000 of available credit.

Note 4. Lease Obligations

During the period ended March 31, 2017, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the fair value of the lease liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the six months ended December 31, 2017, the Company made payments of $54,000 towards the lease liability. As of December 31, 2017 and June 30, 2017, lease liability amounted to $385,187 and $439,187, respectively.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the six months ended December 31, 2017 and 2016 was $62,881 and $32,564, respectively. During the six months ended December 31, 2017, the Company reflected amortization of right of use asset of $54,759 related to this lease.

Note 5. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of December 31, 2017, there were 1,592,130 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

The majority of awards issued under the Plans vest immediately or over three years, with a one year cliff vesting period, and have a term of ten years. Stock-based compensation cost is measured at the grant date, based on the fair value of the awards that are ultimately expected to vest, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2017	3,130,310	1.15	2,994,851	1.15	135,459	1.07
Granted	707,000	1.31	685,000	1.31	22,000	1.20
Options vesting	-	-	48,250	1.06	(48,250)	1.06
Exercised	(175,000)	1.10	(175,000)	1.10	-	-
Forfeited/Cancelled	(476,875)	1.31	(471,042)	1.32	(5,833)	1.09
Outstanding at December 31, 2017	3,185,435	$1.16	3,082,059	$1.16	103,376	$1.07

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the six months ended December 31, 2017 and 2016.

	Six Months Ended December 31,
	2017	2016
Expected dividend yield	0%	0%
Risk-free interest rate	1.45% - 2.23%	1.27% - 1.76%
Expected life (in years)	2.60 - 6.0	5 - 6
Expected volatility	75% - 76%	79.2% - 81.4%

The weighted average remaining contractual life of all options outstanding as of December 31, 2017 was 6.04 years. The remaining contractual life for options vested and exercisable at December 31, 2017 was 5.98 years. Furthermore, the aggregate intrinsic value of options outstanding as of December 31, 2017 was $434,042, and the aggregate intrinsic value of options vested and exercisable at December 31, 2017 was $421,343, in each case based on the fair value of the Company’s common stock on December 31, 2017.

During the six months ended December 31, 2017, the Company granted 707,000 options to employees with a fair value of $383,890.  The total fair value of options that vested during the six months ended December 31, 2017 was $389,236 and is included in selling, general and administrative expenses in the accompanying statement of operations.  During the six months ended December 31, 2017, the Company granted 13,235 shares of common stock upon the exercise of 175,000 options on a cashless basis. In addition, on September 30, 2017, options originally issued to an employee to purchase an aggregate of 17,600 shares of the Company’s common stock were modified to extend the exercise period from three months to approximately five years.  Stock-based compensation cost of $6,233 was recorded during the six months ended December 31, 2017 as a result of the modification.

As of December 31, 2017, the amount of unvested compensation related to stock options was $68,175 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of December 31, 2017 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	4.50	8,150
0.60	5,000	4.50	5,000
0.65	6,150	4.50	6,150
0.70	225,000	7.93	225,000
0.77	59,500	5.76	59,500
0.80	16,000	7.64	16,000
0.90	25,667	6.31	25,667
0.97	6,000	4.50	6,000
1.00	300,249	2.60	300,247
1.02	247,000	2.90	247,000
1.05	457,529	8.63	415,530
1.07	53,898	4.79	53,898
1.09	156,165	7.95	116,790
1.10	105,000	7.50	105,000
1.14	3,674	4.50	3,674
1.15	293,000	3.07	293,000
1.20	353,414	9.57	331,414
1.25	32,000	5.12	32,000
1.30	263,000	4.18	263,000
1.50	380,000	1.00	380,000
1.75	1,067	4.50	1,067
1.80	162,550	5.45	162,550
1.85	24,000	5.09	24,000
1.97	1,422	4.50	1,422
Total	3,185,435		3,082,059

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2017	1,985,000	1.25
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, December 31, 2017	1,985,000	$1.25
Exercisable, June 30, 2017	1,985,000	$1.25
Exercisable, December 31, 2017	1,985,000	$1.25

There was no intrinsic value for all warrants outstanding as of December 31, 2017, based on the fair value of the Company’s common stock on December 31, 2017.

Additional information regarding warrants outstanding and exercisable as of December 31, 2017 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	100,000	3.98	100,000
1.25	1,885,000	3.45	1,885,000
Total	1,985,000		1,985,000

Restricted Common Stock

Prior to July 1, 2017, the Company issued 1,573,197 shares of restricted common stock to employees valued at $1,563,074, of which $1,150,136 had been recognized as an expense.

During the six months ended December 31, 2017, the Company issued an additional 338,302 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $354,366 based on the market price of our common stock ranging from $1.02 to $1.20 per share on the date of grant, which will be amortized over the three-year vesting period. Restricted common stock grants have been made under the 2007 and 2017 Equity Compensation Plans.

The total fair value of restricted common stock vesting during the six months ended December 31, 2017 was $205,339 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2017, the amount of unvested compensation related to issuances of restricted common stock was $561,965, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2017	513,194	412,938	0.92
Granted	338,302	354,366	1.05
Vested	(193,336)	(205,339)	0.90
Forfeited	-	-	-
Non-vested, December 31, 2017	658,160	$561,965	$0.99

Common Stock Repurchase and Retirement

During the six months ended December 31, 2017, the Company repurchased 87,100 shares of our common stock from employees at an average market price of approximately $1.18 per share for an aggregate amount of $102,955. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

Note 6.  Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business pursuant to an Asset Purchase Agreement dated June 20, 2017. The aggregate net consideration for the sale included earn-out payments of 45% of gross margin over the 30-month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date). Contingent consideration determined to be realizable amounted to $136,502 for the six months ended December 31, 2017 and the corresponding receivable is included in prepaid expenses and other current assets and as a gain from the sale of discontinued operations.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Revenue:
Platforms	$413,404	$387,945	$318,194	$270,920	$219,137	$172,072	$129,963	$121,034
Transactions	6,409,816	6,359,895	6,521,313	6,372,679	5,866,562	6,006,399	6,025,972	6,394,127
Total revenue	6,823,220	6,747,840	6,839,507	6,643,599	6,085,699	6,178,471	6,155,935	6,515,161

Cost of revenue:
Platforms	90,362	83,987	71,097	58,367	45,623	29,964	23,426	21,557
Transactions	4,996,988	4,914,414	5,060,500	4,997,842	4,664,690	4,714,999	4,702,892	4,918,679
Total cost of revenue	5,087,350	4,998,401	5,131,597	5,056,209	4,710,313	4,744,963	4,726,318	4,940,236

Gross profit:
Platforms	323,042	303,958	247,097	212,553	173,514	142,108	106,537	99,477
Transactions	1,412,828	1,445,481	1,460,813	1,374,837	1,201,872	1,291,400	1,323,080	1,475,448
Total gross profit	1,735,870	1,749,439	1,707,910	1,587,390	1,375,386	1,433,508	1,429,617	1,574,925

Operating expenses:
Sales and marketing	769,406	899,695	988,962	963,784	854,724	580,778	520,402	525,681
General and administrative	1,308,483	1,363,486	1,326,798	1,251,807	1,226,181	1,211,008	902,667	1,011,670
Depreciation and amortization	46,330	40,568	36,893	33,906	32,426	30,469	29,702	30,310
Stock-based compensation expense	314,565	286,242	112,151	112,326	303,097	102,589	162,192	130,568
Foreign currency transaction loss (gain)	(485)	(12,387)	(6,362)	6,272	17,631	3,324	994	(2,829)
Total operating expenses	2,438,299	2,577,604	2,458,442	2,368,095	2,434,059	1,928,168	1,615,957	1,695,400
Other income (expenses and income taxes)	(1,504)	(1,949)	(6,425)	1,599	(6,913)	(11,895)	(22,034)	(37,238)
Loss from continuing operations	(703,933)	(830,114)	(756,957)	(779,106)	(1,065,586)	(506,555)	(208,374)	(157,713)
Income from discontinued operations	-	-	113,314	141,616	222,626	95,889	155,385	190,089
Gain on sale of discontinued operations	79,353	57,149	241,196	-	-	-	-	-
Net income (loss)	(624,580)	(772,965)	(402,447)	(637,490)	(842,960)	(410,666)	(52,989)	32,376

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Net income (loss):
Loss from continuing operations	$(703,933)	$(830,114)	$(756,957)	$(779,106)	$(1,065,586)	$(506,555)	$(208,374)	$(157,713)
Income from discontinued operations	79,353	57,149	354,510	141,616	222,626	95,889	155,385	190,089
Net income (loss)	$(624,580)	$(772,965)	$(402,447)	$(637,490)	$(842,960)	$(410,666)	$(52,989)	$32,376

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$(0.04)	$(0.03)	$(0.03)	$(0.05)	$(0.02)	$(0.01)	$-
Income per share from discontinued operations	$-	$-	$0.01	$-	$0.01	$-	$-	$-
Net income (loss) per share	$(0.03)	$(0.04)	$(0.02)	$(0.03)	$(0.04)	$(0.02)	$(0.01)	$-
Basic weighted average common shares outstanding	23,455,654	23,380,437	23,369,727	23,265,939	23,200,975	23,131,570	18,154,762	17,707,900

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$(0.04)	$(0.03)	$(0.03)	$(0.05)	$(0.02)	$(0.01)	$-
Income per share from discontinued operations	$-	$-	$0.01	$-	$0.01	$-	$-	$-
Net income (loss) per share	$(0.03)	$(0.04)	$(0.02)	$(0.03)	$(0.04)	$(0.02)	$(0.01)	$-
Diluted weighted average common shares outstanding	23,455,654	23,380,437	23,369,727	23,265,939	23,200,975	23,131,570	18,154,762	18,464,000

Comparison of the Three and Six Months Ended December 31, 2017 and 2016

Results of Operations

	Three Months Ended December 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change

Revenue:
Platforms	$413,404	$219,137	$194,267	88.7%
Transactions	6,409,816	5,866,562	543,254	9.3%
Total revenue	6,823,220	6,085,699	737,521	12.1%

Cost of revenue:
Platforms	90,362	45,623	44,739	98.1%
Transactions	4,996,988	4,664,690	332,298	7.1%
Total cost of revenue	5,087,350	4,710,313	377,037	8.0%
Gross profit	1,735,870	1,375,386	360,484	26.2%

Operating expenses:
Sales and marketing	769,406	854,724	(85,318)	(10.0)%
General and administrative	1,308,483	1,226,181	82,302	6.7%
Depreciation and amortization	46,330	32,426	13,904	42.9%
Stock-based compensation expense	314,565	303,097	11,468	3.8%
Foreign currency transaction loss (gain)	(485)	17,631	(18,116)	(102.8)%
Total operating expenses	2,438,299	2,434,059	4,240	0.2%
Loss from operations	(702,429)	(1,058,673)	(356,244)	(33.7)%

Other income (expenses):
Interest expense	(3,000)	(3,000)	-	-%
Other income	11,312	5,424	5,888	108.6%
Total other income	8,312	2,424	5,888	242.9%

Loss from operations before provision for income taxes	(694,117)	(1,056,249)	362,132	34.3%
Provision for income taxes	(9,816)	(9,337)	(479)	(5.1)%

Loss from continuing operations	(703,933)	(1,065,586)	361,653	33.9%

Discontinued operations:
Income from discontinued operations	-	222,626	(222,626)	(100.0)%
Gain from sale of discontinued operations	79,353	-	79,353	-%
Income from discontinued operations	79,353	222,626	(143,273)	(64.4)%

Net loss	$(624,580)	$(842,960)	$218,380	25.9%

	Six Months Ended December 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change

Revenue:
Platforms	$801,349	$391,209	$410,140	104.8%
Transactions	12,769,711	11,872,961	896,750	7.6%
Total revenue	13,571,060	12,264,170	1,306,890	10.7%

Cost of revenue:
Platforms	174,349	75,587	98,762	130.7%
Transactions	9,911,402	9,379,689	531,713	5.7%
Total cost of revenue	10,085,751	9,455,276	630,475	6.7%
Gross profit	3,485,309	2,808,894	676,415	24.1%

Operating expenses:
Sales and marketing	1,669,101	1,435,502	233,599	16.3%
General and administrative	2,671,969	2,437,189	234,780	9.6%
Depreciation and amortization	86,898	62,895	24,003	38.2%
Stock-based compensation expense	600,807	405,686	195,121	48.1%
Foreign currency transaction loss (gain)	(12,872)	20,955	(33,827)	(161.4)%
Total operating expenses	5,015,903	4,362,227	653,676	15.0%
Loss from operations	(1,530,594)	(1,553,333)	22,739	1.5%

Other income (expenses):
Interest expense	(6,000)	(6,000)	-	-%
Other income	24,114	10,134	13,980	138.0%
Total other income	18,114	4,134	13,980	338.2%

Loss from operations before provision for income taxes	(1,512,480)	(1,549,199)	36,719	2.4%
Provision for income taxes	(21,567)	(22,942)	1,375	6.0%

Loss from continuing operations	(1,534,047)	(1,572,141)	38,094	2.4%

Discontinued operations:
Income from discontinued operations	-	318,515	(318,515)	(100.0)%
Gain from sale of discontinued operations	136,502	-	136,502	-%
Income from discontinued operations	136,502	318,515	(182,013)	(57.1)%

Net loss	$(1,397,545)	$(1,253,626)	$(143,919)	(11.5)%

Revenue

	Three Months Ended December 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Revenue:
Platforms	$413,404	$219,137	$194,267	88.7%
Transactions	6,409,816	5,866,562	543,254	9.3%
Total revenue	$6,823,220	$6,085,699	$737,521	12.1%

Total revenue increased $737,521, or 12.1%, for the three months ended December 31, 2017 compared to the prior year, due to the following:

Category	Impact	Key Drivers
Platforms	$194,267	Increased due to additional deployments to new and existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	$543,254	Increased primarily due to orders from new customers.

	Six Months Ended December 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Revenue:
Platforms	$801,349	$391,209	$410,140	104.8%
Transactions	12,769,711	11,872,961	896,750	7.6%
Total revenue	$13,571,060	$12,264,170	$1,306,890	10.7%

Total revenue increased $1,306,890, or 10.7%, for the six months ended December 31, 2017 compared to the prior year, due to the following:

Category	Impact	Key Drivers
Platforms	$410,140	Increased due to additional deployments to new and existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	$896,750	Increased primarily due to orders from new customers.

 Cost of Revenue

	Three Months Ended December 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Cost of Revenue:
Platforms	$90,362	$45,623	$44,739	98.1%
Transactions	4,996,988	4,664,690	332,298	7.1%
Total cost of revenue	$5,087,350	$4,710,313	$377,037	8.0%

	Three Months Ended December 31,
	2017	2016	2017-2016 Change *
As a percentage of revenue:
Platforms	21.9%	20.8%	1.1%
Transactions	78.0%	79.5%	(1.5)%
Total	74.6%	77.4%	(2.8)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.8%, from 77.4% for the previous year to 74.6%, for the three months ended December 31, 2017.

Category	Impact as percentage of revenue	Key Drivers
Platforms	1.1%	Increased due to additional third-party data costs.
Transactions	1.5%	Decreased primarily due to an increase in copyright discounts.

	Six Months Ended December 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Cost of Revenue:
Platforms	$174,349	$75,587	$98,762	130.7%
Transactions	9,911,402	9,379,689	531,713	5.7%
Total cost of revenue	$10,085,751	$9,455,276	$630,475	6.7%

	Six Months Ended December 31,
	2017	2016	2017-2016 Change *
As a percentage of revenue:
Platforms	21.8%	19.3%	2.5%
Transactions	77.6%	79.0%	(1.4)%
Total	74.3%	77.1%	(2.8)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.8%, from 77.1% for the previous year to 74.3%, for the six months ended December 31, 2017.

Category	Impact as percentage of revenue	Key Drivers
Platforms	2.5%	Increased due to additional third-party data costs.
Transactions	1.4%	Decreased primarily due to an increase in copyright discounts.

Gross Profit

	Three Months Ended December 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Gross Profit:
Platforms	$323,042	$173,514	$149,528	86.2%
Transactions	1,412,828	1,201,872	210,956	17.6%
Total gross profit	$1,735,870	$1,375,386	$360,484	26.2%

	Three Months Ended December 31,
	2017	2016	2017-2016 Change *
As a percentage of revenue:
Platforms	78.1%	79.2%	(1.1)%
Transactions	22.0%	20.5%	1.5%
Total	25.4%	22.6%	2.8%

* The difference between current and prior period gross profit as a percentage of revenue

	Six Months Ended December 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Gross Profit:
Platforms	$627,000	$315,622	$311,378	98.7%
Transactions	2,858,309	2,493,272	365,037	14.6%
Total gross profit	$3,485,309	$2,808,894	$676,415	24.1%

	Six Months Ended December 31,
	2017	2016	2017-2016 Change *
As a percentage of revenue:
Platforms	78.2%	80.7%	(2.5)%
Transactions	22.4%	21.0%	1.4%
Total	25.7%	22.9%	2.8%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended December 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Operating Expenses:
Sales and marketing	$769,406	$854,724	$(85,318)	(10.0)%
General and administrative	1,308,483	1,226,181	82,302	6.7%
Depreciation and amortization	46,330	32,426	13,904	42.9%
Stock-based compensation expense	314,565	303,097	11,468	3.8%
Foreign currency transaction loss (gain)	(485)	17,631	(18,116)	(102.8)%
Total operating expenses	$2,438,299	$2,434,059	$4,240	0.2%

Category	Impact	Key Drivers
Sales and marketing	$85,318	Decreased primarily due to lower sales commissions.
General and administrative	$82,302	Increased primarily due to greater personnel and consulting cost.
Depreciation and amortization	$13,904	Increased due to greater amortization of customer list.

	Six Months Ended December 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Operating Expenses:
Sales and marketing	$1,669,101	$1,435,502	$233,599	16.3%
General and administrative	2,671,969	2,437,189	234,780	9.6%
Depreciation and amortization	86,898	62,895	24,003	38.2%
Stock-based compensation expense	600,807	405,686	195,121	48.1%
Foreign currency transaction loss (gain)	(12,872)	20,955	(33,827)	(161.4)%
Total operating expenses	$5,015,903	$4,362,227	$653,676	15.0%

Category	Impact	Key Drivers
Sales and marketing	$233,599	Increased primarily due to greater personnel and consulting cost.
General and administrative	$234,780	Increased primarily due to greater personnel and consulting cost.
Depreciation and amortization	$24,003	Increased due to greater amortization of customer list.

Net Income (Loss)

	Three Months Ended December 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Net Income (Loss):
Loss from continuing operations	$(703,933)	$(1,065,586)	$361,653	33.9%
Income from discontinued operations	79,353	222,626	(143,273)	(64.4)%
Total net loss	$(624,580)	$(842,960)	$218,380	25.9%

Loss from continuing operations decreased $361,653 or 33.9%, for the three months ended December 31, 2017 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

	Six Months Ended December 31,
	2017	2016	2017-2016 $ Change	2017-2016 % Change
Net Income (Loss):
Loss from continuing operations	$(1,534,047)	$(1,572,141)	$38,094	2.4%
Income from discontinued operations	136,502	318,515	(182,013)	(57.1)%
Total net loss	$(1,397,545)	$(1,253,626)	$(143,919)	(11.5)%

Loss from continuing operations decreased $38,094 or 2.4%, for the six months ended December 31, 2017 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
Consolidated Statements of Cash Flow Data:	2017	2016
Net cash provided by (used in) operating activities	$(690,161)	$776,562
Net cash used in investing activities	(43,536)	(25,842)
Net cash used in financing activities	(102,955)	(82,354)

Effect of exchange rate changes	(12,678)	3,386
Net increase in cash and cash equivalents	(849,330)	671,752
Cash and cash equivalents, beginning of period	5,773,950	6,076,875
Cash and cash equivalents, end of period	$4,924,620	$6,748,627

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of December 31, 2017, we had working capital of $3,240,308 and stockholders’ equity of $3,429,265. For the six months ended December 31, 2017, we recorded a net loss of $1,397,545, and cash used in operating activities was $690,161. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of December 31, 2017, we had cash and cash equivalents of $4,924,620, compared to $5,773,950 as of December 31, 2016, a decrease of $849,330. This decrease was primarily due to cash used in operating activities.

Operating Activities

Net cash used in operating activities was $690,161 for the six months ended December 31, 2017 and resulted primarily from a net loss of $1,397,545 and a decrease in accounts payable and accrued expenses of $1,389,286, partially offset by a decrease in accounts receivable of $1,726,200.

Net cash provided by operating activities was $776,562 for the six months ended December 31, 2016 and resulted primarily from an increase in accounts payable of $1,449,375 and a decrease in accounts receivable of $696,302, partially offset by a net loss of $1,253,626 and an increase in prepaid royalties of $1,044,250.

Investing Activities

Net cash used in investing activities was $43,536 for the six months ended December 31, 2017 and resulted from the purchase of intangible assets and property and equipment.

Net cash used in investing activities was $25,842 for the six months ended December 31, 2016 and resulted from the purchase of intangible assets and property and equipment.

Financing Activities

Net cash used in financing activities was $102,955 for the six months ended December 31, 2017 and resulted from the repurchase of common stock.

Net cash used in financing activities was $82,354 for the six months ended December 31, 2016 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2017. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of December 31, 2017. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2017 and June 30, 2017, respectively.  As of December 31, 2017, there was approximately $2,490,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017	2016	2017-2016 $ Change
Net loss	$(624,580)	$(842,960)	$218,380
Add (deduct):
Interest expense	3,000	3,000	-
Other (income) expense	(11,312)	(5,424)	(5,888)
Foreign currency transaction loss (gain)	(485)	17,631	(18,116)
Provision for income taxes	9,816	9,337	479
Depreciation and amortization	46,330	32,426	13,904
Stock-based compensation	314,565	303,097	11,468
Income from discontinued operations	-	(222,626)	222,626
Gain on sale of discontinued operations	(79,353)	-	(79,353)
Adjusted EBITDA	$(342,019)	$(705,519)	$363,500

	Six Months Ended December 31,
	2017	2016	2017-2016 $ Change
Net loss	$(1,397,545)	$(1,253,626)	$(143,919)
Add (deduct):
Interest expense	6,000	6,000	-
Other (income) expense	(24,114)	(10,134)	(13,980)
Foreign currency transaction loss (gain)	(12,872)	20,955	(33,827)
Provision for income taxes	21,567	22,942	(1,375)
Depreciation and amortization	86,898	62,895	24,003
Stock-based compensation	600,807	405,686	195,121
Income from discontinued operations	-	(318,515)	318,515
Gain on sale of discontinued operations	(136,502)	-	(136,502)
Adjusted EBITDA	$(855,761)	$(1,063,797)	$208,036

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2017, we repurchased 52,300 shares of our common stock under the repurchase plan at an average market price of approximately $1.21 per share for an aggregate amount of $63,283. As of December 31, 2017, $80,070 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2017	-	-	-	$143,353
November 1 - November 30, 2017	-	-	-	$143,353
December 1 - December 31, 2017	52,300	$1.21	-	$80,070
Total	52,300	$1.21	-	-

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz
Peter Victor Derycz
Date: February 14, 2018		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban
Alan Louis Urban
Date: February 14, 2018		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Loan and Security Agreement dated October 31, 2017, between Silicon Valley Bank and Research Solutions, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished herewith

