Form 10-Q
period 2018-03-31
Research Solutions, Inc.
filed 2018-05-15
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 11, 2018
Common Stock, $0.001 par value	23,980,383

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,801,305	$5,773,950
Accounts receivable, net of allowance of $119,462 and $119,536, respectively	4,336,057	5,465,299
Prepaid expenses and other current assets	302,811	196,820
Prepaid royalties	127,906	566,282
Total current assets	9,568,079	12,002,351

Other assets:
Property and equipment, net of accumulated depreciation of $741,398 and $699,421, respectively	72,434	85,737
Intangible assets, net of accumulated amortization of $701,436 and $623,714, respectively	21,600	41,870
Deposits and other assets	14,459	14,466
Right of use asset, net of accumulated amortization of $127,642 and $45,105, respectively	335,380	417,917
Total assets	$10,011,952	$12,562,341

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,687,974	$6,443,056
Deferred revenue	1,652,160	1,335,475
Lease liability, current portion	117,507	110,888
Total current liabilities	6,457,641	7,889,419

Long-term liabilities:
Lease liability, long-term portion	239,555	328,299
Total liabilities	6,697,196	8,217,718

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 23,980,383 and 23,883,145 shares issued and outstanding, respectively	23,980	23,883
Additional paid-in capital	22,853,945	22,267,327
Accumulated deficit	(19,469,389)	(17,875,858)
Accumulated other comprehensive loss	(93,780)	(70,729)
Total stockholders’ equity	3,314,756	4,344,623
Total liabilities and stockholders’ equity	$10,011,952	$12,562,341

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenue:
Platforms	$489,219	$270,920	$1,290,568	$662,129
Transactions	6,792,289	6,372,679	19,562,000	18,245,640
Total revenue	7,281,508	6,643,599	20,852,568	18,907,769

Cost of revenue:
Platforms	103,185	58,367	277,534	133,954
Transactions	5,259,959	4,997,842	15,171,361	14,377,531
Total cost of revenue	5,363,144	5,056,209	15,448,895	14,511,485
Gross profit	1,918,364	1,587,390	5,403,673	4,396,284

Operating expenses:
Selling, general and administrative	2,156,097	2,334,189	7,085,102	6,633,521
Depreciation and amortization	32,768	33,906	119,666	96,801
Total operating expenses	2,188,865	2,368,095	7,204,768	6,730,322
Loss from operations	(270,501)	(780,705)	(1,801,095)	(2,334,038)

Other income (expenses):
Interest expense	2,000	(3,000)	(4,000)	(9,000)
Other income	13,769	10,143	37,883	20,277
Total other income	15,769	7,143	33,883	11,277

Loss from operations before provision for income taxes	(254,732)	(773,562)	(1,767,212)	(2,322,761)
Provision for income taxes	(10,531)	(5,544)	(32,098)	(28,486)

Loss from continuing operations	(265,263)	(779,106)	(1,799,310)	(2,351,247)

Discontinued operations:
Income from discontinued operations	-	141,616	-	460,131
Gain from sale of discontinued operations	69,277	-	205,779	-
Income from discontinued operations	69,277	141,616	205,779	460,131

Net loss	(195,986)	(637,490)	(1,593,531)	(1,891,116)

Other comprehensive income (loss):
Foreign currency translation	(7,385)	(18,090)	(23,051)	(16,178)
Comprehensive loss	$(203,371)	$(655,580)	$(1,616,582)	$(1,907,294)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$(0.01)	$(0.03)	$(0.08)	$(0.10)
Income per share from discontinued operations, basic and diluted	$-	$-	$0.01	$0.02
Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.07)	$(0.08)
Weighted average common shares outstanding, basic and diluted	23,498,796	23,265,939	23,444,569	23,199,010

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Nine Months Ended March 31, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2017	23,883,145	$23,883	$22,267,327	$(17,875,858)	$(70,729)	$4,344,623

Fair value of vested stock options	-	-	438,868	-	-	438,868

Fair value of vested restricted common stock	386,607	387	269,660	-	-	270,047

Forfeited restricted common stock	(214,324)	(214)	214	-	-	-

Repurchase of common stock	(106,850)	(107)	(128,326)	-	-	(128,433)

Modification cost of stock options	-	-	6,233	-	-	6,233

Common stock issued upon exercise of stock options	31,805	31	(31)	-	-	-

Net loss for the period	-	-	-	(1,593,531)	-	(1,593,531)

Foreign currency translation	-	-	-	-	(23,051)	(23,051)

Balance, March 31, 2018	23,980,383	$23,980	$22,853,945	$(19,469,389)	$(93,780)	$3,314,756

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2018	2017

Cash flow from operating activities:
Net loss	$(1,593,531)	$(1,891,116)
Adjustment to reconcile net loss to net cash used in operating activities of operations:
Gain from sale of discontinued operations	(205,779)	-
Depreciation and amortization	119,666	96,801
Amortization of lease right	82,537	18,018
Fair value of vested stock options	438,868	247,224
Fair value of vested restricted common stock	270,047	270,787
Modification cost of stock options	6,233	-
Changes in operating assets and liabilities:
Accounts receivable	1,129,242	575,343
Prepaid expenses and other current assets	99,788	(31,943)
Prepaid royalties	438,376	(1,102,911)
Deposits and other assets	-	(11,467)
Accounts payable and accrued expenses	(1,755,082)	647,636
Deferred revenue	316,685	523,979
Lease liability	(82,125)	(17,835)
Net cash used in operating activities	(735,075)	(675,484)

Cash flow from investing activities:
Purchase of property and equipment	(29,284)	(42,316)
Purchase of intangible assets	(57,452)	(9,751)
Net cash used in investing activities	(86,736)	(52,067)

Cash flow from financing activities:
Common stock repurchase and retirement	(128,433)	(90,328)
Net cash used in financing activities	(128,433)	(90,328)

Effect of exchange rate changes	(22,401)	(16,018)
Net decrease in cash and cash equivalents	(972,645)	(833,897)
Cash and cash equivalents, beginning of period	5,773,950	6,076,875
Cash and cash equivalents, end of period	$4,801,305	$5,242,978

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$32,098	$28,486
Cash paid for interest	$4,000	$9,000

Supplemental noncash investing and financing activities:
Acquisition of leased asset and lease liability	$-	$463,022

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2018 and 2017 (Unaudited)

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

Cash denominated in Euros with a US Dollar equivalent of $92,773 and $93,359 at March 31, 2018 and June 30, 2017, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and nine months ended March 31, 2018 and 2017.

The Company has no customers that accounted for greater than 10% of accounts receivable at March 31, 2018 and June 30, 2017.

The following table summarizes vendor concentrations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Vendor A	15%	16%	14%	18%
Vendor B	12%	*	12%	*
Vendor C	12%	*	11%	*

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a gain of $9,737 and $22,609, for the three and nine months ended March 31, 2018, respectively and a loss of $6,272 and $27,227, for the three and nine months ended March 31, 2017, respectively. Cash denominated in Euros with a US Dollar equivalent of $92,773 and $93,359 at March 31, 2018 and June 30, 2017, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Nine Months Ended March 31,		Year Ended June 30,
	2018	2017	2017	2016
Period end Euro : US Dollar exchange rate	1.20	1.08	1.09	1.11
Average period Euro : US Dollar exchange rate	1.19	1.09	1.09	1.11

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.06

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At March 31, 2018 potentially dilutive securities include options to acquire 3,061,835 shares of common stock and warrants to acquire 1,985,000 shares of common stock.  At March 31, 2017 potentially dilutive securities include options to acquire 3,125,951 shares of common stock and warrants to acquire 1,985,000 shares of common stock. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three and nine months ended March 31, 2018 and 2017 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2018. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of March 31, 2018. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2018 and June 30, 2017, respectively.  As of March 31, 2018, there was approximately $2,200,000 of available credit.

Note 4.	Lease Obligations

During the period ended March 31, 2017, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the fair value of the lease liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the nine months ended March 31, 2018, the Company made payments of $82,124 towards the lease liability. As of March 31, 2018 and June 30, 2017, lease liability amounted to $357,062 and $439,187, respectively.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the nine months ended March 31, 2018 and 2017 was $94,320 and $70,937, respectively. The right of use asset at June 30, 2017 was $417,917. During the nine months ended March 31, 2018, the Company reflected amortization of right of use asset of $82,537 related to this lease resulting in a net asset balance of $335,380 at March 31, 2018.

Note 5.	Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of March 31, 2018, there were 1,495,991 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2017	3,130,310	1.15	2,994,851	1.15	135,459	1.07
Granted	772,000	1.29	750,000	1.30	22,000	1.20
Options vesting	-	-	61,291	1.06	(61,291)	1.06
Exercised	(357,766)	1.11	(357,766)	1.11	-	-
Forfeited/Cancelled	(482,709)	1.31	(471,042)	1.32	(11,667)	1.07
Outstanding at March 31, 2018	3,061,835	$1.16	2,977,334	$1.16	84,501	$1.10

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the nine months ended March 31, 2018 and 2017.

	Nine Months Ended March 31,
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	1.45% - 2.60%	1.27% - 2.06%
Expected life (in years)	2.6 - 6.0	5.0 - 6.0
Expected volatility	70% - 76%	78% - 81%

The weighted average remaining contractual life of all options outstanding as of March 31, 2018 was 6.04 years. The remaining contractual life for options vested and exercisable at March 31, 2018 was 5.98 years. Furthermore, the aggregate intrinsic value of options outstanding as of March 31, 2018 was $434,042, and the aggregate intrinsic value of options vested and exercisable at March 31, 2018 was $421,343, in each case based on the fair value of the Company’s common stock on March 31, 2018.

During the nine months ended March 31, 2018, the Company granted 772,000 options to employees and directors with a fair value of $423,540.  The total fair value of options that vested during the nine months ended March 31, 2018 was $438,868 and is included in selling, general and administrative expenses in the accompanying statement of operations.  During the nine months ended March 31, 2018, the Company granted 31,805 shares of common stock upon the exercise of 357,766 options on a cashless basis. In addition, on September 30, 2017, options originally issued to an employee to purchase an aggregate of 17,600 shares of the Company’s common stock were modified to extend the exercise period from three months to approximately five years.  Stock-based compensation cost of $6,233 was recorded during the nine months ended March 31, 2018 as a result of the modification.

As of March 31, 2018, the amount of unvested compensation related to stock options was $54,459 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of March 31, 2018 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	4.25	8,150
0.60	5,000	4.25	5,000
0.65	6,150	4.25	6,150
0.70	225,000	7.68	225,000
0.77	59,500	5.51	59,500
0.80	16,000	7.39	16,000
0.90	25,667	6.06	25,667
0.97	6,000	4.25	6,000
1.00	290,249	2.40	290,247
1.02	227,000	2.68	227,000
1.05	447,529	8.38	416,530
1.07	53,898	4.55	53,898
1.09	156,165	7.71	124,665
1.10	105,000	7.25	105,000
1.14	3,674	4.25	3,674
1.15	209,400	3.57	209,400
1.20	353,414	9.32	331,414
1.25	32,000	4.88	32,000
1.30	263,000	3.93	263,000
1.50	380,000	1.00	380,000
1.75	1,067	4.25	1,067
1.80	162,550	5.20	162,550
1.85	24,000	4.84	24,000
1.97	1,422	4.25	1,422
Total	3,061,835		2,977,334

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2017	1,985,000	1.25
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, March 31, 2018	1,985,000	$1.25
Exercisable, June 30, 2017	1,985,000	$1.25
Exercisable, March 31, 2018	1,985,000	$1.25

The intrinsic value for all warrants outstanding as of March 31, 2018 was $65,550, based on the fair value of the Company’s common stock on March 31, 2018.

Additional information regarding warrants outstanding and exercisable as of March 31, 2018 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	100,000	3.73	100,000
1.25	1,885,000	3.20	1,885,000
Total	1,985,000		1,985,000

Restricted Common Stock

Prior to July 1, 2017, the Company issued 1,573,197 shares of restricted common stock to employees valued at $1,563,074, of which 1,060,003 shares have vested and $1,150,136 had been recognized as an expense.

During the nine months ended March 31, 2018, the Company issued an additional 386,607 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $409,917 based on the market price of our common stock ranging from $1.02 to $1.20 per share on the date of grant, which will be amortized over the three-year vesting period. Restricted common stock grants have been made under the 2007 and 2017 Equity Compensation Plans.

During the nine months ended March 31, 2018, 214,324 shares of unvested restricted stock were forfeited. The aggregate fair value of the unvested forfeited stock awards was $188,203.

The total fair value of restricted common stock vesting during the nine months ended March 31, 2018 was $270,047 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of March 31, 2018, the amount of unvested compensation related to issuances of restricted common stock was $364,605, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2017	513,194	412,938	0.92
Granted	386,607	409,917	1.06
Vested	(251,280)	(270,047)	0.91
Forfeited	(214,324)	(188,203)	1.00
Non-vested, March 31, 2018	434,197	$364,605	$1.02

Common Stock Repurchase and Retirement

During the nine months ended March 31, 2018, the Company repurchased 106,850 shares of our common stock from employees at an average market price of approximately $1.20 per share for an aggregate amount of $128,433. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

Note 6.	Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business pursuant to an Asset Purchase Agreement dated June 20, 2017. The aggregate net consideration for the sale included earn-out payments of 45% of gross margin over the 30-month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date). Realizable contingent consideration amounted to $205,779 for the nine months ended March 31, 2018 and is recorded as a gain from the sale of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Reclassification

We reclassified two prior operating expenses categories: sales and marketing, and general and administrative, into three categories: sales and marketing, technology and product development, and general and administrative.

Recent Accounting Pronouncements

Please refer to footnote 2 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for a discussion of Recent Accounting Pronouncements.

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2018	2017	2017	2017	2017	2016	2016	2016
Revenue:
Platforms	$489,219	$413,404	$387,945	$318,194	$270,920	$219,137	$172,072	$129,963
Transactions	6,792,289	6,409,816	6,359,895	6,521,313	6,372,679	5,866,562	6,006,399	6,025,972
Total revenue	7,281,508	6,823,220	6,747,840	6,839,507	6,643,599	6,085,699	6,178,471	6,155,935

Cost of revenue:
Platforms	103,185	90,362	83,987	71,097	58,367	45,623	29,964	23,426
Transactions	5,259,959	4,996,988	4,914,414	5,060,500	4,997,842	4,664,690	4,714,999	4,702,892
Total cost of revenue	5,363,144	5,087,350	4,998,401	5,131,597	5,056,209	4,710,313	4,744,963	4,726,318

Gross profit:
Platforms	386,034	323,042	303,958	247,097	212,553	173,514	142,108	106,537
Transactions	1,532,330	1,412,828	1,445,481	1,460,813	1,374,837	1,201,872	1,291,400	1,323,080
Total gross profit	1,918,364	1,735,870	1,749,439	1,707,910	1,587,390	1,375,386	1,433,508	1,429,617

Operating expenses:
Sales and marketing	522,894	524,587	678,963	682,455	698,346	592,254	393,105	337,037
Technology and product dev.	436,672	454,507	452,816	413,249	396,765	379,725	286,301	244,452
General and administrative	1,091,928	1,098,795	1,131,402	1,220,056	1,120,480	1,108,927	1,112,380	841,580
Depreciation and amortization	32,768	46,330	40,568	36,893	33,906	32,426	30,469	29,702
Stock-based comp. expense	114,340	314,565	286,242	112,151	112,326	303,097	102,589	162,192
Foreign currency transaction loss (gain)	(9,737)	(485)	(12,387)	(6,362)	6,272	17,631	3,324	994
Total operating expenses	2,188,865	2,438,299	2,577,604	2,458,442	2,368,095	2,434,059	1,928,168	1,615,957
Other income (expenses and income taxes)	5,238	(1,504)	(1,949)	(6,425)	1,599	(6,913)	(11,895)	(22,034)
Loss from continuing operations	(265,263)	(703,933)	(830,114)	(756,957)	(779,106)	(1,065,586)	(506,555)	(208,374)
Income from discontinued operations	-	-	-	113,314	141,616	222,626	95,889	155,385
Gain on sale of discontinued operations	69,277	79,353	57,149	241,196	-	-	-	-
Net income (loss)	(195,986)	(624,580)	(772,965)	(402,447)	(637,490)	(842,960)	(410,666)	(52,989)

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2018	2017	2017	2017	2017	2016	2016	2016
Net income (loss):
Loss from continuing operations	$(265,263)	$(703,933)	$(830,114)	$(756,957)	$(779,106)	$(1,065,586)	$(506,555)	$(208,374)
Income from discontinued operations	69,277	79,353	57,149	354,510	141,616	222,626	95,889	155,385
Net income (loss)	$(195,986)	$(624,580)	$(772,965)	$(402,447)	$(637,490)	$(842,960)	$(410,666)	$(52,989)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.01)	$(0.03)	$(0.04)	$(0.03)	$(0.03)	$(0.05)	$(0.02)	$(0.01)
Income per share from discontinued operations	$-	$-	$-	$0.01	$-	$0.01	$-	$-
Net income (loss) per share	$(0.01)	$(0.03)	$(0.04)	$(0.02)	$(0.03)	$(0.04)	$(0.02)	$(0.01)
Basic weighted average common shares outstanding	23,498,796	23,455,654	23,380,437	23,369,727	23,265,939	23,200,975	23,131,570	18,154,762

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.01)	$(0.03)	$(0.04)	$(0.03)	$(0.03)	$(0.05)	$(0.02)	$(0.01)
Income per share from discontinued operations	$-	$-	$-	$0.01	$-	$0.01	$-	$-
Net income (loss) per share	$(0.01)	$(0.03)	$(0.04)	$(0.02)	$(0.03)	$(0.04)	$(0.02)	$(0.01)
Diluted weighted average common shares outstanding	23,498,796	23,455,654	23,380,437	23,369,727	23,265,939	23,200,975	23,131,570	18,154,762

Comparison of the Three and Nine Months Ended March 31, 2018 and 2017

Results of Operations

	Three Months Ended March 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change

Revenue:
Platforms	$489,219	$270,920	$218,299	80.6%
Transactions	6,792,289	6,372,679	419,610	6.6%
Total revenue	7,281,508	6,643,599	637,909	9.6%

Cost of revenue:
Platforms	103,185	58,367	44,818	76.8%
Transactions	5,259,959	4,997,842	262,117	5.2%
Total cost of revenue	5,363,144	5,056,209	306,935	6.1%

Gross profit:
Platforms	386,034	212,553	173,481	81.6%
Transactions	1,532,330	1,374,837	157,493	11.5%
Total gross profit	1,918,364	1,587,390	330,974	20.9%

Operating expenses:
Sales and marketing	522,894	698,346	(175,452)	(25.1)%
Technology and product development	436,672	396,765	39,907	10.1%
General and administrative	1,091,928	1,120,480	(28,552)	(2.5)%
Depreciation and amortization	32,768	33,906	(1,138)	(3.4)%
Stock-based compensation expense	114,340	112,326	2,014	1.8%
Foreign currency transaction loss (gain)	(9,737)	6,272	(16,009)	(255.2)%
Total operating expenses	2,188,865	2,368,095	(179,230)	(7.6)%
Loss from operations	(270,501)	(780,705)	510,204	65.4%

Other income (expenses):
Interest expense	2,000	(3,000)	5,000	166.7%
Other income	13,769	10,143	3,626	35.7%
Total other income	15,769	7,143	8,626	120.8%

Loss from operations before provision for income taxes	(254,732)	(773,562)	518,830	67.1%
Provision for income taxes	(10,531)	(5,544)	(4,987)	(90.0)%

Loss from continuing operations	(265,263)	(779,106)	513,843	66.0%

Discontinued operations:
Income from discontinued operations	-	141,616	(141,616)	(100.0)%
Gain from sale of discontinued operations	69,277	-	69,277	-%
Income from discontinued operations	69,277	141,616	(72,339)	(51.1)%

Net loss	$(195,986)	$(637,490)	$441,504	69.3%

	Nine Months Ended March 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change

Revenue:
Platforms	$1,290,568	$662,129	$628,439	94.9%
Transactions	19,562,000	18,245,640	1,316,360	7.2%
Total revenue	20,852,568	18,907,769	1,944,799	10.3%

Cost of revenue:
Platforms	277,534	133,954	143,580	107.2%
Transactions	15,171,361	14,377,531	793,830	5.5%
Total cost of revenue	15,448,895	14,511,485	937,410	6.5%

Gross profit:
Platforms	1,013,034	528,175	484,859	91.8%
Transactions	4,390,639	3,868,109	522,530	13.5%
Total gross profit	5,403,673	4,396,284	1,007,389	22.9%

Operating expenses:
Sales and marketing	1,726,443	1,683,704	42,739	2.5%
Technology and product development	1,343,995	1,062,790	281,205	26.5%
General and administrative	3,322,126	3,341,788	(19,662)	(0.6)%
Depreciation and amortization	119,666	96,801	22,865	23.6%
Stock-based compensation expense	715,147	518,012	197,135	38.1%
Foreign currency transaction loss (gain)	(22,609)	27,227	(49,836)	(183.0)%
Total operating expenses	7,204,768	6,730,322	474,446	7.0%
Loss from operations	(1,801,095)	(2,334,038)	532,943	22.8%

Other income (expenses):
Interest expense	(4,000)	(9,000)	5,000	55.6%
Other income	37,883	20,277	17,606	86.8%
Total other income	33,883	11,277	22,606	200.5%

Loss from operations before provision for income taxes	(1,767,212)	(2,322,761)	555,549	23.9%
Provision for income taxes	(32,098)	(28,486)	(3,612)	(12.7)%

Loss from continuing operations	(1,799,310)	(2,351,247)	551,937	23.5%

Discontinued operations:
Income from discontinued operations	-	460,131	(460,131)	(100.0)%
Gain from sale of discontinued operations	205,779	-	205,779	-%
Income from discontinued operations	205,779	460,131	(254,352)	(55.3)%

Net loss	$(1,593,531)	$(1,891,116)	$297,585	15.7%

 Revenue

	Three Months Ended March 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Revenue:
Platforms	$489,219	$270,920	$218,299	80.6%
Transactions	6,792,289	6,372,679	419,610	6.6%
Total revenue	$7,281,508	$6,643,599	$637,909	9.6%

Total revenue increased $637,909, or 9.6%, for the three months ended March 31, 2018 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$218,299	Increased due to additional deployments to new and existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↑	$419,610	Increased primarily due to orders from new customers.

	Nine Months Ended March 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Revenue:
Platforms	$1,290,568	$662,129	$628,439	94.9%
Transactions	19,562,000	18,245,640	1,316,360	7.2%
Total revenue	$20,852,568	$18,907,769	$1,944,799	10.3%

Total revenue increased $1,944,799, or 10.3%, for the nine months ended March 31, 2018 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$628,439	Increased due to additional deployments to new and existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↑	$1,316,360	Increased primarily due to orders from new customers.

 Cost of Revenue

	Three Months Ended March 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Cost of Revenue:
Platforms	$103,185	$58,367	$44,818	76.8%
Transactions	5,259,959	4,997,842	262,117	5.2%
Total cost of revenue	$5,363,144	$5,056,209	$306,935	6.1%

	Three Months Ended March 31,
	2018	2017	2018-2017 Change *
As a percentage of revenue:
Platforms	21.1%	21.5%	(0.4)%
Transactions	77.4%	78.4%	(1.0)%
Total	73.7%	76.1%	(2.4)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.4%, from 76.1% for the previous year to 73.7%, for the three months ended March 31, 2018.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↓	0.4%	Decreased due to proportional decreases in third-party data costs.
Transactions	↓	1.0%	Decreased primarily due to an increase in copyright discounts.

	Nine Months Ended March 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Cost of Revenue:
Platforms	$277,534	$133,954	$143,580	107.2%
Transactions	15,171,361	14,377,531	793,830	5.5%
Total cost of revenue	$15,448,895	$14,511,485	$937,410	6.5%

	Nine Months Ended March 31,
	2018	2017	2018-2017 Change *
As a percentage of revenue:
Platforms	21.5%	20.2%	1.3%
Transactions	77.6%	78.8%	(1.2)%
Total	74.1%	76.7%	(2.6)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.6%, from 76.7% for the previous year to 74.1%, for the nine months ended March 31, 2018.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↑	1.3%	Increased due to additional third-party data costs.
Transactions	↓	1.2%	Decreased primarily due to an increase in copyright discounts.

Gross Profit

	Three Months Ended March 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Gross Profit:
Platforms	$386,034	$212,553	$173,481	81.6%
Transactions	1,532,330	1,374,837	157,493	11.5%
Total gross profit	$1,918,364	$1,587,390	$330,974	20.9%

	Three Months Ended March 31,
	2018	2017	2018-2017 Change *
As a percentage of revenue:
Platforms	78.9%	78.5%	0.4%
Transactions	22.6%	21.6%	1.0%
Total	26.3%	23.9%	2.4%

* The difference between current and prior period gross profit as a percentage of revenue

	Nine Months Ended March 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Gross Profit:
Platforms	$1,013,034	$528,175	$484,859	91.8%
Transactions	4,390,639	3,868,109	522,530	13.5%
Total gross profit	$5,403,673	$4,396,284	$1,007,389	22.9%

	Nine Months Ended March 31,
	2018	2017	2018-2017 Change *
As a percentage of revenue:
Platforms	78.5%	79.8%	(1.3)%
Transactions	22.4%	21.2%	1.2%
Total	25.9%	23.3%	2.6%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Operating Expenses:
Sales and marketing	$522,894	$698,346	$(175,452)	(25.1)%
Technology and product development	436,672	396,765	39,907	10.1%
General and administrative	1,091,928	1,120,480	(28,552)	(2.5)%
Depreciation and amortization	32,768	33,906	(1,138)	(3.4)%
Stock-based compensation expense	114,340	112,326	2,014	1.8%
Foreign currency transaction loss (gain)	(9,737)	6,272	(16,009)	(255.2)%
Total operating expenses	$2,188,865	$2,368,095	$(179,230)	(7.6)%

Category	Impact		Key Drivers
Sales and marketing	↓	$175,452	Decreased primarily due to lower personnel cost.
Technology and product development	↑	$39,907	Increased primarily due to greater personnel cost.
General and administrative	↓	$28,552	Decreased primarily due to lower personnel and travel costs.

	Nine Months Ended March 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Operating Expenses:
Sales and marketing	$1,726,443	$1,683,704	$42,739	2.5%
Technology and product development	1,343,995	1,062,790	281,205	26.5%
General and administrative	3,322,126	3,341,788	(19,662)	(0.6)%
Depreciation and amortization	119,666	96,801	22,865	23.6%
Stock-based compensation expense	715,147	518,012	197,135	38.1%
Foreign currency transaction loss (gain)	(22,609)	27,227	(49,836)	(183.0)%
Total operating expenses	$7,204,768	$6,730,322	$474,446	7.0%

Category	Impact		Key Drivers
Sales and marketing	↑	$42,739	Increased primarily due to greater advertising media costs.
Technology and product development	↑	$281,205	Increased primarily due to greater personnel cost.
General and administrative	↓	$19,662	Decreased primarily due to lower personnel and travel costs.

Net Income (Loss)

	Three Months Ended March 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Net Income (Loss):
Loss from continuing operations	$(265,263)	$(779,106)	$513,843	66.0%
Income from discontinued operations	69,277	141,616	(72,339)	(51.1)%
Total net loss	$(195,986)	$(637,490)	$441,504	69.3%

Loss from continuing operations decreased $513,843 or 66%, for the three months ended March 31, 2018 compared to the prior year, primarily due to increased gross profit and decreased operating expenses as described above.

	Nine Months Ended March 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Net Income (Loss):
Loss from continuing operations	$(1,799,310)	$(2,351,247)	$551,937	23.5%
Income from discontinued operations	205,779	460,131	(254,352)	(55.3)%
Total net loss	$(1,593,531)	$(1,891,116)	$297,585	15.7%

Loss from continuing operations decreased $551,937 or 23.5%, for the nine months ended March 31, 2018 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

Liquidity and Capital Resources

	Nine Months Ended March 31,
	2018	2017
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(735,075)	$(675,484)
Net cash used in investing activities	(86,736)	(52,067)
Net cash used in financing activities	(128,433)	(90,328)

Effect of exchange rate changes	(22,401)	(16,018)
Net decrease in cash and cash equivalents	(972,645)	(833,897)
Cash and cash equivalents, beginning of period	5,773,950	6,076,875
Cash and cash equivalents, end of period	$4,801,305	$5,242,978

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of March 31, 2018, we had working capital of $3,110,438 and stockholders’ equity of $3,314,756. For the nine months ended March 31, 2018, we recorded a net loss of $1,593,531, and cash used in operating activities was $735,075. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of March 31, 2018, we had cash and cash equivalents of $4,801,305, compared to $5,773,950 as of June 30, 2017, a decrease of $972,645. This decrease was primarily due to cash used in operating activities.

Operating Activities

Net cash used in operating activities was $735,075 for the nine months ended March 31, 2018 and resulted primarily from a net loss of $1,593,531 and a decrease in accounts payable and accrued expenses of $1,755,082, partially offset by a decrease in accounts receivable of $1,129,242 and a decrease in prepaid royalties of $438,376.

Net cash used in operating activities was $675,484 for the nine months ended March 31, 2017 and resulted primarily from a net loss of $1,891,116 and an increase in prepaid royalties of $1,102,911, partially offset by an increase in accounts payable and accrued expenses of $647,636, a decrease in accounts receivable of $575,343, and an increase in deferred revenue of $523,979.

Investing Activities

Net cash used in investing activities was $86,736 for the nine months ended March 31, 2018 and resulted from the purchase of intangible assets and property and equipment.

Net cash used in investing activities was $52,067 for the nine months ended March 31, 2017 and resulted from the purchase of intangible assets and property and equipment.

Financing Activities

Net cash used in financing activities was $128,433 for the nine months ended March 31, 2018 and resulted from the repurchase of common stock.

Net cash used in financing activities was $90,328 for the nine months ended March 31, 2017 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2018. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of March 31, 2018. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2018 and June 30, 2017, respectively.  As of March 31, 2018, there was approximately $2,200,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	2018-2017 $ Change
Net loss	$(195,986)	$(637,490)	$441,504
Add (deduct):
Interest expense	(2,000)	3,000	(5,000)
Other (income) expense	(13,769)	(10,143)	(3,626)
Foreign currency transaction loss (gain)	(9,737)	6,272	(16,009)
Provision for income taxes	10,531	5,544	4,987
Depreciation and amortization	32,768	33,906	(1,138)
Stock-based compensation	114,340	112,326	2,014
Income from discontinued operations	-	(141,616)	141,616
Gain on sale of discontinued operations	(69,277)	-	(69,277)
Adjusted EBITDA	$(133,130)	$(628,201)	$495,071

	Nine Months Ended March 31,
	2018	2017	2018-2017 $ Change
Net loss	$(1,593,531)	$(1,891,116)	$297,585
Add (deduct):
Interest expense	4,000	9,000	(5,000)
Other (income) expense	(37,883)	(20,277)	(17,606)
Foreign currency transaction loss (gain)	(22,609)	27,227	(49,836)
Provision for income taxes	32,098	28,486	3,612
Depreciation and amortization	119,666	96,801	22,865
Stock-based compensation	715,147	518,012	197,135
Income from discontinued operations	-	(460,131)	460,131
Gain on sale of discontinued operations	(205,779)	-	(205,779)
Adjusted EBITDA	$(988,891)	$(1,691,998)	$703,107

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2018, the Compensation Committee of our Board of Directors authorized the repurchase, over a 12-month period on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $300,000 of outstanding common stock (at prices no greater than $2.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

During the three months ended March 31, 2018, we repurchased 19,750 shares of our common stock under the repurchase plan at an average market price of approximately $1.29 per share for an aggregate amount of $25,478. As of March 31, 2018, $274,523 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	-	-	-	-
February 1 - February 28, 2018	-	-	-	$300,000
March 1 - March 31, 2018	19,750	$1.29	-	$274,523
Total	19,750	$1.29	-	-

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: May 15, 2018		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: May 15, 2018		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*       Furnished herewith

