Form 10-K
period 2018-06-30
Research Solutions, Inc.
filed 2018-09-20
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☑       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,227,308 based on the closing price of $1.22 per share as reported on the OTCQB as of that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 14, 2018
Common Stock, $0.001 par value	24,186,126

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

PART I

Item 1. Business

Company Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2018: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

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

Competitive Strengths

We believe that we possess the following competitive strengths:

Services and Technology

We have developed proprietary software, a sophisticated information logistics technology backbone, and Internet-based interfaces that allow customers to initiate orders for STM content, manage these transactions, obtain reporting, automate authentication, improve seamless connectivity to in-house and third-party software systems, and maximize the information resources they already own or license, as well as organize workgroups to collaborate around bibliographic information. We are focused on rapidly developing an ecosystem of new interactive app-like gadgets for researchers that will deliver time saving efficiencies in core research workflows and knowledge creation processes. We continually enhance the performance of our existing proprietary software and systems and develop and implement new technologies that expand the available methods of discovering, obtaining and managing content.

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

Customers and Suppliers

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2018 and 2017.

Approximately 38% and 35% of our content cost for the years ended June 30, 2018 and 2017, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future.

Sales and Marketing

To efficiently acquire customers, we rely on marketing in close cooperation with value based selling to acquire new small, medium and large geographically-dispersed enterprises. The promotional mix of tactics we utilize includes: search engine optimization and digital marketing, educational content, advertising, events, direct response and integrated marketing campaigns, public relations and content publicity, thought leadership programs, channel alliances training, and analyst relations. In addition, we focus on customer retention, which, we believe, increases total lifetime customer value and generates referrals for new business.

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

Employees

As of September 14, 2018, we had 125 full time employees.

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

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For our fiscal years ended June 30, 2018 and 2017, we incurred a net loss of $1,678,741 and $2,293,563, respectively. As of June 30, 2018, we had an accumulated deficit of $19,554,599. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2018 and 2017. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 38% and 35% of our content cost for the years ended June 30, 2018 and 2017, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

We are exposed to credit risk on our accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

There were no customers that accounted for greater than 10% of our accounts receivable as of June 30, 2018 and 2017. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

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

Our infrastructure may be vulnerable to physical or electronic break-ins, computer viruses, or similar disruptive problems. In addition to shutdowns, our systems are subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information. We process, store, and transmit data, including personally identifiable information and payment card industry data of our customers, and it is critical that this data remains secure and is perceived by the marketplace to be secure.

Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. In May 2018 The European Commission approved and adopted the General Data Protection Regulation ("GDPR") in the European Union, a new data protection law. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers.

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

We are exposed to risks associated with PCI compliance.

The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.

Our failure to comply with the covenants contained in our loan agreement could result in an event of default that could adversely affect our financial condition and ability to operate our business as planned.

We currently have a line of credit with Silicon Valley Bank, maturing on December 31, 2019, under which there were no outstanding borrowings as of June 30, 2018. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. We were in compliance with these covenants as of June 30, 2018, however, our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

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

Governmental agencies and federal and state legislatures have adopted, and may continue to adopt, new laws and regulatory practices in response to the increasing use of the Internet and other online services. These new laws may be related to issues such as online privacy and data protection requirements, copyrights, trademarks and service mark, sales taxes, fair business practices, domain name ownership and the requirement that our operating units register to do business as foreign entities or otherwise be licensed to do business in jurisdictions where they have no physical location or other presence. In addition, these new laws, regulations or interpretations relating to doing business through the Internet could increase our costs materially and adversely affect our revenue and results of operations.

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

As of September 14, 2018, Peter Victor Derycz, our President and Chief Executive Officer, had voting power equal to approximately 15% of votes eligible to be cast at a meeting of our stockholders. Paul Kessler, the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and had, as of September 14, 2018, voting power equal to approximately 20% of votes eligible to be cast at a meeting of our stockholders. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together currently have the ability to exert significant influence over the election of directors, and other matters submitted to a vote of all of our stockholders. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our common stock is currently quoted on the OTCQB tier of the OTC Markets Group Inc., under the symbol “RSSS.” On September 14, 2018, the last reported sale price of our common stock on the OTCQB was $2.10. As a result, our common stock constitutes a “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2018 we had issued and outstanding 24,016,999 shares of common stock and we had 6,401,326 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2018, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2018, we could issue up to 69,581,675 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

	High Bid	Low Bid
Year Ended June 30, 2018:
First Quarter (July 1 – September 30)	$1.16	$0.90
Second Quarter (October 1 – December 31)	$1.24	$1.02
Third Quarter (January 1 – March 31)	$1.29	$1.01
Fourth Quarter (April 1 – June 30)	$1.83	$1.25

Year Ended June 30, 2017:
First Quarter (July 1 – September 30)	$1.17	$0.89
Second Quarter (October 1 – December 31)	$1.04	$0.75
Third Quarter (January 1 – March 31)	$1.20	$1.00
Fourth Quarter (April 1 – June 30)	$1.04	$0.66

As of September 14, 2018, we had a total of 24,186,126 shares of our common stock outstanding and the closing sales price was $2.10 per share on the OTCQB. According to the records of our transfer agent, we had 36 record holders of our common stock as of September 14, 2018. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

During the years ended June 30, 2018 and 2017, we repurchased 120,900 and 195,958 shares of our common stock under the repurchase plan at an average price of approximately $1.26 and $1.02 per share, respectively, for an aggregate amount of $152,739 and $199,328, respectively. As of June 30, 2018, $250,216 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2016	25,508	$1.04	-	-
December 2016	54,200	$1.03	-	-
March 2017	7,250	$1.10	-	-
June 2017	109,000	$1.00	-	-
Year ended June 30, 2017	195,958	$1.02	-	-

September 2017	34,800	$1.14	-	-
December 2017	52,300	$1.21	-	-
March 2018	19,750	$1.29	-	$274,523
June 2018	14,050	$1.73	-	$250,216
Year ended June 30, 2018	120,900	$1.26	-	$250,216

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2018 and 2017 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2018: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

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

Allowance for doubtful accounts

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding.  We established an allowance for doubtful accounts of $115,040 and $119,536 as of June 30, 2018 and 2017, respectively.

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

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2018	2017
Period end Euro : US Dollar exchange rate	1.17	1.14
Average period Euro : US Dollar exchange rate	1.19	1.09

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of fiscal years 2018 and 2017:

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2018	2018	2017	2017	2017	2017	2016	2016
Revenue:
Platforms	$528,581	$489,219	$413,404	$387,945	$318,194	$270,920	$219,137	$172,072
Transactions	6,637,292	6,792,289	6,409,816	6,359,895	6,521,313	6,372,679	5,866,562	6,006,399
Total revenue	7,165,873	7,281,508	6,823,220	6,747,840	6,839,507	6,643,599	6,085,699	6,178,471

Cost of revenue:
Platforms	101,370	103,185	90,362	83,987	71,097	58,367	45,623	29,964
Transactions	5,118,851	5,259,959	4,996,988	4,914,414	5,060,500	4,997,842	4,664,690	4,714,999
Total cost of revenue	5,220,221	5,363,144	5,087,350	4,998,401	5,131,597	5,056,209	4,710,313	4,744,963

Gross profit:
Platforms	427,211	386,034	323,042	303,958	247,097	212,553	173,514	142,108
Transactions	1,518,441	1,532,330	1,412,828	1,445,481	1,460,813	1,374,837	1,201,872	1,291,400
Total gross profit	1,945,652	1,918,364	1,735,870	1,749,439	1,707,910	1,587,390	1,375,386	1,433,508

Operating expenses:
Sales and marketing	455,250	522,894	524,587	678,963	682,455	698,346	592,254	393,105
Technology and product dev.	454,053	436,672	454,507	452,816	413,249	396,765	379,725	286,301
General and administrative	1,062,981	1,091,928	1,098,795	1,131,402	1,220,056	1,120,480	1,108,926	1,112,380
Depreciation and amortization	32,731	32,768	46,330	40,568	36,893	33,906	32,426	30,469
Stock-based comp. expense	75,089	114,340	314,565	286,242	112,151	112,326	303,097	102,589
Foreign currency transaction loss (gain)	14,589	(9,737)	(485)	(12,387)	(6,362)	6,272	17,631	3,324
Total operating expenses	2,094,693	2,188,865	2,438,299	2,577,604	2,458,442	2,368,095	2,434,059	1,928,168
Other income (expenses and income taxes)	12,615	5,238	(1,504)	(1,949)	(6,425)	1,599	(6,913)	(11,895)
Loss from continuing operations	(136,426)	(265,263)	(703,933)	(830,114)	(756,957)	(779,106)	(1,065,586)	(506,555)
Income from discontinued operations	-	-	-	-	113,314	141,616	222,626	95,889
Gain on sale of discontinued operations	51,216	69,277	79,353	57,149	241,196	-	-	-
Net income (loss)	(85,210)	(195,986)	(624,580)	(772,965)	(402,447)	(637,490)	(842,960)	(410,666)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2018	2018	2017	2017	2017	2017	2016	2016
Net income (loss):
Loss from continuing operations	$(136,426)	$(265,263)	$(703,933)	$(830,114)	$(756,957)	$(779,106)	$(1,065,586)	$(506,555)
Income from discontinued operations	51,216	69,277	79,353	57,149	354,510	141,616	222,626	95,889
Net income (loss)	$(85,210)	$(195,986)	$(624,580)	$(772,965)	$(402,447)	$(637,490)	$(842,960)	$(410,666)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.03)	$(0.03)	$(0.05)	$(0.02)
Income per share from discontinued operations	$-	$-	$-	$-	$0.01	$-	$0.01	$-
Net income (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.02)	$(0.03)	$(0.04)	$(0.02)
Basic weighted average common shares outstanding	23,560,781	23,498,796	23,455,654	23,380,437	23,369,727	23,265,939	23,200,975	23,131,570

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.03)	$(0.03)	$(0.05)	$(0.02)
Income per share from discontinued operations	$-	$-	$-	$-	$0.01	$-	$0.01	$-
Net income (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.02)	$(0.03)	$(0.04)	$(0.02)
Diluted weighted average common shares outstanding	23,560,781	23,498,796	23,455,654	23,380,437	23,369,727	23,265,939	23,200,975	23,131,570

Comparison of the Years Ended June 30, 2018 and 2017

Results of Operations

	Year Ended June 30,
	2018	2017	2018-2017 $ Change	2018-2017 % Change

Revenue:
Platforms	$1,819,149	$980,323	$838,826	85.6%
Transactions	26,199,292	24,766,953	1,432,339	5.8%
Total revenue	28,018,441	25,747,276	2,271,165	8.8%

Cost of revenue:
Platforms	378,904	205,051	173,853	84.8%
Transactions	20,290,212	19,438,031	852,181	4.4%
Total cost of revenue	20,669,116	19,643,082	1,026,034	5.2%

Gross profit:
Platforms	1,440,245	775,272	664,973	85.8%
Transactions	5,909,080	5,328,922	580,158	10.9%
Total gross profit	7,349,325	6,104,194	1,245,131	20.4%

Operating expenses:
Sales and marketing	2,181,694	2,366,160	(184,466)	(7.8)%
Technology and product development	1,798,048	1,476,040	322,008	21.8%
General and administrative	4,385,106	4,561,842	(176,736)	(3.9)%
Depreciation and amortization	152,397	133,694	18,703	14.0%
Stock-based compensation expense	790,236	630,163	160,073	25.4%
Foreign currency transaction loss (gain)	(8,020)	20,865	(28,885)	(138.4)%
Total operating expenses	9,299,461	9,188,764	110,697	1.2%
Loss from operations	(1,950,136)	(3,084,570)	1,134,434	36.8%

Other income (expenses):
Interest expense	(4,000)	(12,000)	8,000	66.7%
Other income	58,179	23,861	34,318	143.8%
Total other income	54,179	11,861	42,318	356.8%

Loss from operations before provision for income taxes	(1,895,957)	(3,072,709)	1,176,752	38.3%
Provision for income taxes	(39,779)	(35,495)	(4,284)	(12.1)%

Loss from continuing operations	(1,935,736)	(3,108,204)	1,172,468	37.7%

Discontinued operations:
Income from discontinued operations	-	573,445	(573,445)	(100.0)%
Gain from sale of discontinued operations	256,995	241,196	15,799	6.6%
Income from discontinued operations	256,995	814,641	(557,646)	(68.5)%

Net loss	$(1,678,741)	$(2,293,563)	$614,822	26.8%

Revenue

	Years Ended June 30,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Revenue:
Platforms	$1,819,149	$980,323	$838,826	85.6%
Transactions	26,199,292	24,766,953	1,432,339	5.8%
Total revenue	$28,018,441	$25,747,276	$2,271,165	8.8%

Total revenue increased $2,271,165, or 8.8%, for the year ended June 30, 2018 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$838,826	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↑	$1,432,339	Increased primarily due to orders from new customers.

Cost of Revenue

	Years Ended June 30,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Cost of Revenue:
Platforms	$378,904	$205,051	$173,853	84.8%
Transactions	20,290,212	19,438,031	852,181	4.4%
Total cost of revenue	$20,669,116	$19,643,082	$1,026,034	5.2%

	Years Ended June 30,
	2018	2017	2018-2017 Change *
As a percentage of revenue:
Platforms	20.8%	20.9%	(0.1)%
Transactions	77.4%	78.5%	(1.1)%
Total	73.8%	76.3%	(2.5)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.5%, from 76.3% for the previous year to 73.8%, for the year ended June 30, 2018.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↓	0.1%	Decreased primarily due to lower personnel costs, offset by higher third-party data costs.
Transactions	↓	1.1%	Decreased primarily due to an increase in copyright discounts.

Gross Profit

	Years Ended June 30,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Gross Profit:
Platforms	$1,440,245	$775,272	$664,973	85.8%
Transactions	5,909,080	5,328,922	580,158	10.9%
Total gross profit	$7,349,325	$6,104,194	$1,245,131	20.4%

	Years Ended June 30,
	2018	2017	2018-2017 Change *
As a percentage of revenue:
Platforms	79.2%	79.1%	0.1%
Transactions	22.6%	21.5%	1.1%
Total	26.2%	23.7%	2.5%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Years Ended June 30,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Operating Expenses:
Sales and marketing	$2,181,694	$2,366,160	$(184,466)	(7.8)%
Technology and product development	1,798,048	1,476,040	322,008	21.8%
General and administrative	4,385,106	4,561,842	(176,736)	(3.9)%
Depreciation and amortization	152,397	133,694	18,703	14.0%
Stock-based compensation expense	790,236	630,163	160,073	25.4%
Foreign currency transaction loss (gain)	(8,020)	20,865	(28,885)	(138.4)%
Total operating expenses	$9,299,461	$9,188,764	$110,697	1.2%

Category	Impact		Key Drivers
Sales and marketing	↓	$184,466	Decreased primarily due to lower personnel costs.
Technology and product development	↑	$322,008	Increased primarily due to greater personnel costs.
General and administrative	↓	$176,736	Decreased primarily due to lower personnel costs.

Interest Expense

For the year ended June 30, 2018, interest expense was $4,000, compared to $12,000 for the prior year, a decrease of $8,000.

Provision for Income Taxes

During the years ended June 30, 2018 and 2017, we recorded a provision for income taxes of $39,779 and $35,495, respectively, an increase of $4,284.

Net Income (Loss)

	Year Ended June 30,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Net Income (Loss):
Loss from continuing operations	$(1,935,736)	$(3,108,204)	$1,172,468	37.7%
Income from discontinued operations	256,995	814,641	(557,646)	(68.5)%
Total net loss	$(1,678,741)	$(2,293,563)	$614,822	26.8%

Loss from continuing operations decreased $1,172,468 or 37.7%, for the year ended June 30, 2018 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

Liquidity and Capital Resources

	Year Ended June 30,
Consolidated Statements of Cash Flow Data:	2018	2017
Net cash used in operating activities	$(605,314)	$(436,842)
Net cash provided by (used in) investing activities	(86,736)	361,348
Net cash used in financing activities	(152,739)	(199,328)

Effect of exchange rate changes	(20,981)	(28,103)
Net decrease in cash and cash equivalents	(865,770)	(302,925)
Cash and cash equivalents, beginning of period	5,773,950	6,076,875
Cash and cash equivalents, end of period	$4,908,180	$5,773,950

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of June 30, 2018, we had working capital of $3,107,176 and stockholders’ equity of $3,279,402. For the year ended June 30, 2018, we recorded a net loss of $1,678,741, cash used by operating activities was $605,314. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of June 30, 2018, we had cash and cash equivalents of $4,908,180, compared to $5,773,950 as of June 30, 2017, decrease of $865,770. This decrease was primarily due to cash used by operating activities.

Operating Activities

Net cash used by operating activities was $605,314 for the year ended June 30, 2018 and resulted primarily from net loss and reconciling items of $882,509, and a decrease in accounts payable and accrued expenses of $1,756,110, partially offset by an increase in accounts receivable of $1,214,048, an increase in prepaid royalties of $472,946, and an increase in deferred revenue of $330,271.

 Net cash used by operating activities was $436,842 for the year ended June 30, 2017 and resulted primarily from net loss and reconciling items of $1,725,799, an increase in prepaid royalties of $392,617, partially offset by an increase in accounts payable and accrued expenses of $752,288, an increase in deferred revenue of $695,641, and an increase in accounts receivable of $296,561.

Investing Activities

Net cash used in investing activities was $86,736 for the year ended June 30, 2018 and resulted primarily from the purchase of intangible assets and property and equipment

Net cash provided by investing activities was $361,348 for the year ended June 30, 2017 and resulted primarily from the proceeds from sale of discontinued operations of $435,000, partially offset by purchase of intangible assets and property and equipment

Financing Activities

Net cash used by financing activities was $152,739 for the year ended June 30, 2018 and resulted from the repurchase of common stock.

Net cash used by financing activities was $199,328 for the year ended June 30, 2017 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2018. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of June 30, 2018. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2018 and June 30, 2017, respectively.  As of June 30, 2018 and June 30, 2017, approximately $1,901,000 and $3,277,000, respectively, of available credit was unused.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the year ended June 30, 2018 and 2017:

	Years Ended June 30,
	2018	2017	2018-2017 $ Change
Net loss	$(1,678,741)	$(2,293,563)	$614,822
Add (deduct):
Interest expense	4,000	12,000	(8,000)
Other (income) expense	(58,179)	(23,861)	(34,318)
Foreign currency transaction loss (gain)	(8,020)	20,865	(28,885)
Provision for income taxes	39,779	35,495	4,284
Depreciation and amortization	152,397	133,694	18,703
Stock-based compensation	790,236	630,163	160,073
Income from discontinued operations	-	(573,445)	573,445
Gain on sale of discontinued operations	(256,995)	(241,196)	(15,799)
Adjusted EBITDA	$(1,015,523)	$(2,299,848)	$1,284,325

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Research Solutions, Inc. and Subsidiaries

Encino, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc. (the “Company”) and Subsidiaries as of June 30, 2018 and 2017, the related statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg and Company, P.A

We have served as the Company’s auditor since 2006.

Los Angeles, California

September 20, 2018

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$4,908,180	$5,773,950
Accounts receivable, net of allowance of $115,040 and $119,536, respectively	4,251,251	5,465,299
Prepaid expenses and other current assets	326,887	196,820
Prepaid royalties	93,336	566,282
Total current assets	9,579,654	12,002,351

Other assets:
Property and equipment, net of accumulated depreciation of $749,923 and $699,421, respectively	59,043	85,737
Intangible assets, net of accumulated amortization of $723,036 and $623,714, respectively	-	41,870
Deposits and other assets	14,372	14,466
Right of use asset, net of accumulated amortization of $155,698 and $45,105, respectively	307,324	417,917
Total assets	$9,960,393	$12,562,341

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,686,946	$6,443,056
Deferred revenue	1,665,746	1,335,475
Lease liability, current portion	119,786	110,888
Total current liabilities	6,472,478	7,889,419

Long-term liabilities:
Lease liability, long-term portion	208,513	328,299
Total liabilities	6,680,991	8,217,718

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 24,016,999 and 23,883,145 shares issued and outstanding, respectively	24,017	23,883
Additional paid-in capital	22,904,691	22,267,327
Accumulated deficit	(19,554,599)	(17,875,858)
Accumulated other comprehensive loss	(94,707)	(70,729)
Total stockholders’ equity	3,279,402	4,344,623
Total liabilities and stockholders’ equity	$9,960,393	$12,562,341

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

	Years Ended
	June 30,
	2018	2017

Revenue:
Platforms	$1,819,149	$980,323
Transactions	26,199,292	24,766,953
Total revenue	28,018,441	25,747,276

Cost of revenue:
Platforms	378,904	205,051
Transactions	20,290,212	19,438,031
Total cost of revenue	20,669,116	19,643,082
Gross profit	7,349,325	6,104,194

Operating expenses:
Selling, general and administrative	9,147,064	9,055,070
Depreciation and amortization	152,397	133,694
Total operating expenses	9,299,461	9,188,764
Loss from operations	(1,950,136)	(3,084,570)

Other income (expenses):
Interest expense	(4,000)	(12,000)
Other income	58,179	23,861
Total other income	54,179	11,861

Loss from continuing operations before provision for income taxes	(1,895,957)	(3,072,709)
Provision for income taxes	(39,779)	(35,495)

Loss from continuing operations	(1,935,736)	(3,108,204)

Discontinued operations:
Income from discontinued operations	-	573,445
Gain from sale of discontinued operations	256,995	241,196
Income from discontinued operations	256,995	814,641

Net loss	(1,678,741)	(2,293,563)

Other comprehensive loss:
Foreign currency translation	(23,978)	(27,508)
Comprehensive loss	$(1,702,719)	$(2,321,071)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$(0.08)	$(0.14)
Income per share from discontinued operations, basic and diluted	$0.01	$0.04
Net loss per share, basic and diluted	$(0.07)	$(0.10)
Weighted average common shares outstanding, basic and diluted	23,473,105	23,241,572

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

For the Years Ended June 30, 2018 and 2017

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2016	23,809,593	23,810	21,642,763	(15,582,295)	(43,221)	6,041,057

Fair value of vested stock options	-	-	375,244	-	-	375,244

Fair value of vested restricted common stock	269,510	268	366,023	-	-	366,291

Repurchase of common stock	(195,958)	(195)	(199,133)	-	-	(199,328)

Modification cost of stock options in connection with sale of discontinued operations	-	-	82,430	-	-	82,430

Net loss	-	-	-	(2,293,563)	-	(2,293,563)

Foreign currency translation	-	-	-	-	(27,508)	(27,508)

Balance, June 30, 2017	23,883,145	23,883	22,267,327	(17,875,858)	(70,729)	4,344,623

Fair value of vested stock options	-	-	451,475	-	-	451,475

Fair value of vested restricted common stock	423,107	424	332,105	-	-	332,529

Forfeited restricted common stock	(214,324)	(214)	214			-

Repurchase of common stock	(120,900)	(121)	(152,618)	-	-	(152,739)

Modification cost of stock options	-	-	6,233	-	-	6,233

Common stock issued upon exercise of stock options	45,971	45	(45)			-

Net loss	-	-	-	(1,678,741)	-	(1,678,741)

Foreign currency translation	-	-	-	-	(23,978)	(23,978)

Balance, June 30, 2018	24,016,999	$24,017	$22,904,691	$(19,554,599)	$(94,707)	$3,279,402

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2018	2017

Cash flow from operating activities:
Net loss	$(1,678,741)	$(2,293,563)
Adjustment to reconcile net loss to net cash used in operating activities of continuing operations:
Gain from sale of discontinued operations	(256,995)	(241,196)
Depreciation and amortization	152,397	133,694
Amortization of lease right	110,593	45,105
Fair value of vested stock options	451,475	263,870
Fair value of vested restricted common stock	332,529	366,291
Modification cost of stock options	6,233	-
Changes in operating assets and liabilities:
Accounts receivable	1,214,048	296,561
Prepaid expenses and other current assets	126,928	(32,210)
Prepaid royalties	472,946	(392,617)
Deposits and other assets	-	(6,872)
Accounts payable and accrued expenses	(1,756,110)	752,288
Deferred revenue	330,271	695,641
Lease liability	(110,888)	(23,834)
Net cash used in operating activities	(605,314)	(436,842)

Cash flow from investing activities:
Purchase of property and equipment	(29,284)	(59,595)
Purchase of intangible assets	(57,452)	(14,057)
Proceeds from sale of discontinued operations	-	435,000
Net cash provided by (used in) investing activities	(86,736)	361,348

Cash flow from financing activities:
Common stock repurchase and retirement	(152,739)	(199,328)
Net cash used in financing activities	(152,739)	(199,328)

Effect of exchange rate changes	(20,981)	(28,103)
Net decrease in cash and cash equivalents	(865,770)	(302,925)
Cash and cash equivalents, beginning of period	5,773,950	6,076,875
Cash and cash equivalents, end of period	$4,908,180	$5,773,950

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$39,779	$35,495
Cash paid for interest	$4,000	$12,000

Supplemental noncash investing and financing activities:
Acquisition of leased asset and lease liability	$-	463,022

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2018 and 2017

Note 1.	Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2018: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2018 or 2017 under these requirements.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.  The Company established an allowance for doubtful accounts of $115,040 and $119,536 as of June 30, 2018 and 2017, respectively.

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

Cash denominated in Euros with a US Dollar equivalent of $109,585 and $93,359 at June 30, 2018 and 2017, respectively, was held in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the years ended June 30, 2018 and 2017.

The Company has no customers that accounted for greater than 10% of accounts receivable as of June 30, 2018 and 2017.

The following table summarizes our content costs from our vendors:

	Year Ended June 30,
	2018	2017
Vendor A	15%	16%
Vendor B	12%	11%
Vendor C	11%	*

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2018 and 2017, the Company did not recognize any impairments for its property and equipment.

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

As of June 30, 2018 and 2017, the Company determined that there were no indicators of impairment of its recorded intangible assets.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a gain of $8,020 and a loss of $20,865, for the years ended June 30, 2018 and 2017, respectively. Cash denominated in Euros with a US Dollar equivalent of $109,585 and $93,359 at June 30, 2018 and 2017, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2018	2017
Period end Euro : US Dollar exchange rate	1.17	1.14
Average period Euro : US Dollar exchange rate	1.19	1.09

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At June 30, 2018 potentially dilutive securities include options to acquire 2,991,835 shares of common stock, warrants to acquire 1,985,000 shares of common stock and unvested restricted common stock of 416,619.  At June 30, 2017 potentially dilutive securities include options to acquire 3,130,310 shares of common stock, warrants to acquire 1,985,000 shares of common stock and unvested restricted common stock of 513,194. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the years ended June 30, 2018 and 2017 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt ASU 2014-09 effective July 1, 2018 and has chosen the modified retrospective approach as it applies to any revenue and commission impact. The adoption of ASU 2014-09 is not expected to have a material impact.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on our financial position, results of operations, and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3.	Property and Equipment

Property and equipment consists of the following as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Computer equipment	$489,540	$473,731
Software	279,817	271,057
Furniture and fixtures	39,609	40,370
Total	808,966	785,158
Less accumulated depreciation	(749,923)	(699,421)
Net, Property and equipment	$59,043	$85,737

Depreciation expense for the years ended June 30, 2018 and 2017 was $53,075 and $56,660, respectively.

Note 4.	Intangible Assets

Intangible assets consist of customer lists, which are amortized over an estimated useful life of two years.

Intangible assets consist of the following as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Customer lists	$706,611	$649,159
Intellectual property licenses	16,425	16,425
Total	723,036	665,584
Less accumulated amortization	(723,036)	(623,714)
Net, Intangible assets	$-	$41,870

Amortization expense for the years ended June 30, 2018 and 2017 was $99,322 and $77,034, respectively.

Note 5.	Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2018. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of June 30, 2018. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2018 and June 30, 2017, respectively.  As of June 30, 2018 and June 30, 2017, approximately $1,901,000 and $3,277,000, respectively, of available credit was unused.

Note 6.	Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the fair value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the twelve months ended June 30, 2018, the Company made payments of $110,888 towards the lease liability. As of June 30, 2018 and 2017, lease liability amounted to $328,299 and $439,187, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the years ended June 30, 2018 and 2017 was $142,742 and $121,565, respectively. The right of use asset at June 30, 2017 was $417,917. During the years ended June 30, 2018 and 2017, the Company reflected amortization of right of use asset of $110,593 and $45,105 related to this lease, respectively, resulting in a net asset balance of $307,324 as of June 30, 2018.

Future minimum lease payments under the leases are as follows:

Years Ending June 30,	Amount
2019	$130,469
2020	135,035
2021	80,356
Total payments	345,860
Less: Amount representing interest	17,561
Present value of net minimum lease payments	328,299
Less: Current portion	119,786
Non-current portion	$208,513

Note 7.	Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2018, there were 1,424,491 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2016	2,717,193	1.16	2,517,333	1.17	199,860	1.06
Granted	630,117	1.11	542,000	1.12	88,117	1.05
Options vesting	-	-	152,518	1.04	(152,518)	1.04
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	(217,000)	1.23	(217,000)	1.23	-	-
Outstanding at June 30, 2017	3,130,310	1.15	2,994,851	1.15	135,459	1.07
Granted	807,000	1.31	750,000	1.30	57,000	1.44
Options vesting	-	-	74,333	1.07	(74,333)	1.07
Exercised	(462,766)	1.19	(462,766)	1.19	-	-
Forfeited/Cancelled	(482,709)	1.31	(471,042)	1.32	(11,667)	1.07
Outstanding at June 30, 2018	2,991,835	$1.16	2,885,376	$1.15	106,459	$1.27

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2018 and 2017.

	Years Ended June 30,
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	1.45% - 2.88%	1.27% - 2.06%
Expected life (in years)	2.6 - 6.0	5.0 - 6.0
Expected volatility	68% - 76%	77% - 81%

The weighted average remaining contractual life of all options outstanding as of June 30, 2018 was 5.61 years. The remaining contractual life for options vested and exercisable at June 30, 2018 was 5.48 years. Furthermore, the aggregate intrinsic value of options outstanding as of June 30, 2018 was $2,377,376, and the aggregate intrinsic value of options vested and exercisable at June 30, 2018 was $2,304,710, in each case based on the fair value of the Company’s common stock on June 30, 2018.

During the year ended June 30, 2018, the Company granted 807,000 options to employees and directors with a fair value of $455,040.  The total fair value of options that vested during the year ended June 30, 2018 was $451,475 and was included in selling, general and administrative expenses in the accompanying statement of operations. As of June 30, 2018, the amount of unvested compensation related to these options was $73,353 which will be recorded as an expense in future periods as the options vest.

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

On September 30, 2017, options originally issued to a former director to purchase an aggregate of 17,600 shares of the Company’s common stock were modified to extend the exercise period from three months to approximately five years.  Stock-based compensation cost of $6,233 was recorded during the year ended June 30, 2018 as a result of the modification.

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

Additional information regarding stock options outstanding and exercisable as of June 30, 2018 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	4.00	8,150
0.60	5,000	4.00	5,000
0.65	6,150	4.00	6,150
0.70	225,000	7.44	225,000
0.77	59,500	5.26	59,500
0.80	16,000	7.15	16,000
0.90	25,667	5.81	25,667
0.97	6,000	4.00	6,000
1.00	290,249	2.15	290,249
1.02	227,000	2.43	227,000
1.05	447,529	8.13	421,695
1.07	53,898	4.30	53,898
1.09	156,165	7.46	132,540
1.10	105,000	7.01	105,000
1.14	3,674	4.00	3,674
1.15	209,400	3.32	209,400
1.20	353,414	9.07	331,414
1.25	32,000	4.63	32,000
1.30	243,000	3.68	243,000
1.50	295,000	4.25	295,000
1.59	35,000	9.87	-
1.75	1,067	4.00	1,067
1.80	162,550	4.95	162,550
1.85	24,000	4.59	24,000
1.97	1,422	4.00	1,422
Total	2,991,835		2,885,376

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2016	1,990,000	$1.25
Granted	-	-
Exercised	-	-
Expired/Cancelled	(5,000)	3.75
Outstanding, June 30, 2017	1,985,000	1.25
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, June 30, 2018	1,985,000	$1.25
Exercisable, June 30, 2017	1,985,000	$1.25
Exercisable, June 30, 2018	1,985,000	$1.25

The intrinsic value for all warrants outstanding as of June 30, 2018 was $1,395,500, based on the fair value of the Company’s common stock on June 30, 2018.

Additional information regarding warrants outstanding and exercisable as of June 30, 2018 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	100,000	3.48	100,000
1.25	1,885,000	2.95	1,885,000
Total	1,985,000		1,985,000

Restricted Common Stock

Prior to July 1, 2016, the Company issued 1,303,687 shares of restricted common stock to employees valued at $1,286,474, of which $783,574 had been recognized as an expense. As of June 30, 2016, 706,642 of these shares with a grant date fair value of $502,629 had not yet vested.

During the year ended June 30, 2017, the Company issued 269,510 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $276,600 based on the market price of our common stock ranging from $0.97 to $1.14 per share on the date of grant, which will be amortized over the three-year vesting period.

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

During the year ended June 30, 2018, the Company issued an additional 423,107 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $467,952 based on the market price of our common stock ranging from $1.02 to $1.59 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vested during the year ended June 30, 2018 was $332,527 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of June 30, 2018, the amount of unvested compensation related to issuances of restricted common stock was $360,160, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2016	706,642	$502,629	$0.82
Granted	269,510	276,600	1.03
Vested	(462,958)	(366,291)	0.82
Forfeited	-	-	-
Non-vested, June 30, 2017	513,194	412,938	0.92
Granted	423,107	467,952	1.11
Vested	(305,358)	(332,527)	0.91
Forfeited	(214,324)	(188,203)	1.00
Non-vested, June 30, 2018	416,619	$360,160	$1.08

Common Stock Repurchase and Retirement

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

During the years ended June 30, 2018 and 2017, we repurchased 120,900 and 195,958 shares of our common stock under the repurchase plan at an average price of approximately $1.26 and $1.02 per share, respectively, for an aggregate amount of $152,739 and $199,328, respectively. As of June 30, 2018, $250,216 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2016	25,508	$1.04	-	-
December 2016	54,200	$1.03	-	-
March 2017	7,250	$1.10	-	-
June 2017	109,000	$1.00	-	-
Year ended June 30, 2017	195,958	$1.02	-	-

September 2017	34,800	$1.14	-	-
December 2017	52,300	$1.21	-	-
March 2018	19,750	$1.29	-	$274,523
June 2018	14,050	$1.73	-	$250,216
Year ended June 30, 2018	120,900	$1.26	-	$250,216

1 Consists of shares of common stock purchased from employees to satisfy tax obligations in connection with the vesting of stock incentive awards.

Note 8.	Contingencies and Commitments

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

Note 9.	Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2018 and 2017:

	Years Ended June 30,
	2018	2017
Current
Federal	$-	$-
State	2,629	5,943
Foreign (Mexico)	37,150	29,552
Deferred
Federal	-	-
Foreign	-	-
State	-	-
Provision for income tax expense	$39,779	$35,495

During the year ended June 30, 2018, the Company recorded a provision for income tax expense of $39,779 which consisted of $2,629 in state income tax payments and $37,150 in foreign (Mexico) income tax payments. During the year ended June 30, 2017, the Company recorded a provision for income tax expense of $35,495 which consisted of $5,943 in state income tax payments and $29,552 in foreign (Mexico) income tax payments.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended June 30,
	2018	2017
Federal income tax rate	34.0%	34.0%
State tax, net of federal benefit	(5.0)%	(5.0)%
Permanent differences	2.8%	1.6)%
Effect of reversal of deferred tax liability	-%	-%
Change in valuation allowance	(34.1)%	(32.2)%
Other	-%	-%
Effective income tax rate	(2.4)%	(1.6)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2018 and 2017 are as follows:

	June 30, 2018	June 30, 2017
Deferred tax assets:
Federal net operating loss carryforward	$1,657,440	$2,447,315
State net operating loss carryforward	387,112	527,342
Intangibles amortization	156,196	244,620
Stock based compensation	1,177,731	1,638,123
Other	165,901	234,602
Total deferred tax assets	3,544,380	5,092,002
Deferred tax liability:
Intangible Assets	-	-
Fixed asset depreciation	40,248	57,318
Net deferred tax assets	3,584,628	5,149,320
Less valuation allowance	(3,584,628)	(5,149,320)
	$-	$-

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2018 and 2017 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.  The net change in the valuation allowance for the year ended June 30, 2018 was a decrease of $1,564,692.

At June 30, 2018 and 2017, the Company had federal net operating loss (“NOL”) carryforwards of approximately $11,010,000 and $11,619,000, respectively, and state NOL carryforwards of approximately $6,990,000 and $7,254,000, respectively. Federal NOLs could, if unused, completely expire in 2033. State NOLs, if unused, completely expire in 2038.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2018 and 2017, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2018 and 2017, the Company has no accrued interest or penalties related to uncertain tax positions.

Company is subject to taxation in the United States and various states and Mexico. The Company is subject to United States federal or state income tax examinations by tax authorities for fiscal years after 2014.

Note 10.	Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business line, but specifically excluding billed accounts receivable and respective liabilities, pursuant to an Asset Purchase Agreement dated June 20, 2017.  The aggregate net consideration for the sale is comprised of $450,000 paid on the closing date, and earn-out payments of 45% of gross margin over the 30 month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date), which amounted to $256,995 for the year ended June 30, 2018.

The gain from sale of discontinued operations for the year ended June 30, 2017 consists of the following:

Description	Amount
Net cash paid on the closing date	$450,000
Less:
Stock compensation - issuance of stock options	(111,374)
Stock compensation - modification of stock options	(82,430)
Legal fees	(15,000)
Total	$241,196

The current assets and liabilities related to the Reprints and ePrints business line were $1,281,598 and $1,806,901 as of June 30, 2017. In addition, revenue and expenses from discontinued operations were as follows:

Year Ended June 30, 2017
Revenue	$7,936,379
Cost of revenue	7,362,934
Income from discontinued operations	$573,445

Note 11.	Subsequent Events

Stock Options

On July 3, 2018, the Company granted 295,000 options to employees with a fair value of $324,500. The options vest over a three-year period, and have a term of ten years.

Warrants

On August 13, 2018, the Company granted 39,000 shares of common stock upon the exercise of 100,000 warrants on a cashless basis.

Restricted Common Stock

On August 9, 2018, the Company issued 130,127 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $258,953 based on the market price of our common stock of $1.99 per share on the date of grant, which will be amortized over the three-year vesting period.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control - Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2018.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of September 14, 2018:

Name	Age	Position	Date of Appointment
Peter Victor Derycz	56	Chief Executive Officer, President and Director	January 6, 2006
Alan Louis Urban	49	Chief Financial Officer and Secretary	November 3, 2011
Scott Ahlberg	55	Chief Operating Officer	July 1, 2007
Marc Nissan	42	Chief Technology Officer	July 1, 2007
Rogier van Erkel	43	Chief Sales Officer	July 2, 2018
Yohann Georgel	32	Chief Marketing Officer	June 11, 2018
John Regazzi (1)(3)	70	Chairman of the Board	June 22, 2015
Gen. Merrill McPeak (1)(2)	82	Director	November 5, 2010
Chad J. Cooper (1)(4)	48	Director	March 31, 2016
Roy W. Olivier (1)	59	Director	January 9, 2018

(1)	Member of Audit Committee, Compensation Committee, and Nominating and Governance Committee
(2)	Chairman of the Compensation Committee
(3)	Chairman of the Audit Committee
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

Alan Louis Urban – Chief Financial Officer and Secretary

Mr. Urban joined Research Solutions in 2011 and has over 25 years of experience in corporate finance and accounting. Mr. Urban has previously served in numerous senior management positions, including: Vice President of Finance and Treasurer for Infotrieve from 2000 to 2004; Chief Financial Officer of a leading online poker company from 2005 to 2006; and Chief Financial Officer of ReachLocal (NASDAQ:RLOC) from 2007 to 2009, an internet marketing company that ranked #1 on Deloitte’s Tech Fast 500 List. Mr. Urban has also held positions as an audit and tax manager in public accounting, and as an internal auditor. He holds a B.S. in Business, with a concentration in Accounting Theory and Practice, from California State University, Northridge and has been a Certified Public Accountant (currently inactive) since 1998.

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

Marc Nissan –Chief Technology Officer

Mr. Nissan has 15 years of experience in systems architecture and technology build-out. Mr. Nissan is an experienced software developer with strong hands-on management and interpersonal skills. Mr. Nissan has performed full implementation and integration of custom software solutions for clients, including interviewing users, gathering requirements, analysis, design, and documentation.  During the past 15 years, Mr. Nissan has held various technology architecture positions at Infotrieve, Ultralink, and MPDN.

Rogier van Erkel – Chief Sales Officer

Mr. van Erkel has 12 years of sales management experience at Elsevier, an information and analytics company, and one of the world's major providers of scientific, technical and medical information. In his most recent role, he served as sales director, leading a global team and agent network. He managed a diverse sales portfolio consisting of four product groups selling to businesses all over the world. In that role, he specialized in information products, input for discovery tools and solutions to optimize and maximize customer workflow. He also served in other senior sales roles in Elsevier and before that, managed sales and operations teams for five years at Renewi (formerly Van Gansewinkel), a leading waste management company operating across Europe. Mr. van Erkel earned his Master’s  degree from the University of Amsterdam and his Bachelor of Arts in Business Economics from Hanze University of Applied Sciences Groningen. For charity, Mr. van Erkel coaches start-ups to improve their sales through his involvement in incubator firms Rockstart and ACE.

Yohann Georgel – Chief Marketing Officer

Mr. Georgel has 12 years of marketing experience, most recently serving as senior director of digital marketing for PrimeSport for over six years. PrimeSport is the leader in providing direct access to the biggest sporting events on the planet, offering tickets, travel and hospitality. Prior to that, he was a director of digital marketing for OleOle, a social media platform for soccer fans worldwide. While there, he was in charge of marketing in 10 different languages. Mr. Georgel's passion for data and algorithms led him to pursue a career in digital marketing, specifically search engine optimization and marketing. Other areas of his expertise include data analysis, social media and user experience.

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

Roy W. Olivier – Director

Mr. Olivier currently serves as president and CEO of ARI Network Services (formerly NASDAQ: ARIS), a provider of an award-winning suite of SaaS tools and marketing services. Before joining ARI in 2006, Mr. Olivier was a consultant to start-up and small and medium-sized businesses. Prior to that, he served as VP of sales and marketing for ProQuest Media Solutions, a business he founded in 1993 and sold to ProQuest in 2000. He previously held various executive and managerial positions with other companies in the telecommunications and computer industries, including Multicom Publishing, Tandy Corporation, BusinessLand and PacTel. In light of Mr. Olivier's executive and operational experience, our board of directors believes it to be in the Company's best interests that Mr. Olivier serve as a director.

Term of Office and Family Relationships

Each director serves until our next annual meeting or until his or her successor is duly elected and qualified. Each executive officer is elected by our board of directors and serves at its discretion.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed during the fiscal year ended June 30, 2018 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that 12 West Capital Management LP failed to timely file a Form 3, and a Form 4 reporting one transaction, Ms. Peterson failed to timely file a Form 4 reporting one transaction, and each of Messrs. Ahlberg, Cooper, Derycz, McPeak, Palmer, Regazzi, and Urban failed to timely file a Form 4 reporting one transaction.

Audit Committee Financial Expert

Our board of directors has a separately designated standing Audit Committee, comprised of Messrs. Cooper (Chairman), Regazzi, McPeak and Olivier, each of whom our board of directors has determined to be an independent director as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. Our board of directors has determined that Mr. Regazzi qualifies as an “audit committee financial expert” as defined under SEC rules.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2018 and 2017

Name and principle Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($)		All other compensation ($)	Total ($)
Peter Victor Derycz	2018	340,000	119,367	108,910	(1)	-		12,474	580,751
Chief Executive Officer and President	2017	330,095	96,327	54,997	(2)	-		15,817	497,236

Alan Louis Urban	2018	250,000	88,545	82,281	(3)	-		14,523	435,349
Chief Financial Officer and Secretary	2017	240,700	73,210	41,249	(4)	-		14,061	369,220

Scott Ahlberg	2018	220,000	88,545	77,186	(5)	30,750	(7)	14,768	431,249
Chief Operating Officer	2017	213,125	73,210	46,368	(6)	-		14,168	346,871

(1)	Represents the grant date fair value of 62,487 shares of restricted stock granted on August 22, 2017, 10,975 shares of restricted stock granted on November 21, 2017, 12,185 shares of restricted stock granted on February 8, 2018, and 11,315 shares of restricted stock granted on May 10, 2018. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(2)	Represents the grant date fair value of 21,818 shares of restricted stock granted on August 23, 2016, 6,666 shares of restricted stock granted on November 21, 2016, 11,305 shares of restricted stock granted on February 16, 2017, and 13,947 shares of restricted stock granted on May 11, 2017. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(3)	Represents the grant date fair value of 47,829 shares of restricted stock granted on August 22, 2017, 8,136 shares of restricted stock granted on November 21, 2017, 9,030 shares of restricted stock granted on February 8, 2018, and 8,395 shares of restricted stock granted on May 10, 2018. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(4)	Represents the grant date fair value of 16,364 shares of restricted stock granted on August 23, 2016, 5,000 shares of restricted stock granted on November 21, 2016, 8,479 shares of restricted stock granted on February 16, 2017, and 10,460 shares of restricted stock granted on May 11, 2017. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(5)	Represents the grant date fair value of 42,834 shares of restricted stock granted on August 22, 2017, 8,136 shares of restricted stock granted on November 21, 2017, 9,030 shares of restricted stock granted on February 8, 2018, and 8,395 shares of restricted stock granted on May 10, 2018. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(6)	Represents the grant date fair value of 16,364 shares of restricted stock granted on August 23, 2016, 8,333 shares of restricted stock granted on November 21, 2016, 9,903 shares of restricted stock granted on February 16, 2017, and 10,456 shares of restricted stock granted on May 11, 2017. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(7)	Represents the grant date fair value of options granted on September 30, 2017 to purchase 75,000 shares of common stock at an exercise price of $1.50. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.45%; volatility of 76%; expected term of 2.6 years; and no dividend yield. The stock options vest over a three year period, with a one year cliff vesting period, and expire on December 21, 2022.

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

Marc Nissan

On July 1, 2013, we entered into an executive employment agreement with Mr. Nissan which was subsequently amended on June 30, 2017. Under the terms of the executive employment agreement, Mr. Nissan has agreed to serve as Chief Technology Officer on an at-will basis. The term of the agreement ends on June 30, 2019. The agreement provides for a base salary of $225,000 per year.

The agreement contains provisions that prohibit Mr. Nissan from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Nissan of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Nissan will be eligible to receive an amount equal to three (3) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. Mr. Nissan may terminate the agreement at any time, with or without reason, upon four weeks’ advance written notice.

Rogier van Erkel

On May 18, 2018, we entered into a consulting agreement with Mr. van Erkel. Under the terms of the consulting agreement, Mr. van Erkel has agreed to serve as our Chief Sales Officer. The term of the agreement ends on July 2, 2021. The agreement provides for total compensation of approximately $250,000 per year assuming certain performance targets are attained.

The agreement contains provisions that prohibit Mr. van Erkel from soliciting our customers or employees during his service with us. The agreement also contains provisions that restrict disclosure by Mr. van Erkel of our confidential information and assign ownership to us of inventions related to our business that are created by him during his service with us. After the first year we may terminate the agreement at any time, with or without cause. Mr. van Erkel will be eligible to receive an amount equal to three (3) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. After the first year Mr. van Erkel may terminate the agreement at any time, with or without reason, upon 60 days notice.

Yohann Georgel

On June 11, 2018, Mr. Georgel was hired and agreed to serve as our Chief Marketing Officer.  Mr. Georgel’s employment offer provides for total compensation of approximately $220,000 per year assuming certain performance targets are attained.

Mr. Georgel has agreed to not solicit our customers or employees during his employment with us and for one year afterward. He has also agreed to not disclose our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment.  We may terminate his employment at any time, with or without cause.  Mr. Georgel may terminate his employment at any time, with or without reason.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2018

The following table sets forth information regarding stock options, warrants and other stock awards (restricted stock) for each named executive officer as of June 30, 2018.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2018

Name	Number of securities underlying unexercised options/warrants exercisable (#)	Number of securities underlying unexercised options/warrants unexercisable (#)	Option/ Warrant exercise price ($)	Option/ Warrant expiration date (1)	Stock Awards: Number of shares of stock that have not vested (#)		Stock Awards: Market value of shares of stock that have not vested ($)
Peter Victor Derycz	32,000	-	$1.25	2/13/2023	-		-
	16,000	-	$1.85	5/20/2023	-		-
	6,000	-	$1.25	6/23/2021	-		-
	-	-	-	-	1,429	(2)	$857	(3)
	-	-	-	-	4,793	(4)	$2,828	(5)
	-	-	-	-	2,333	(6)	$2,543	(7)
	-	-	-	-	7,273	(8)	$7,054	(9)
	-	-	-	-	2,778	(10)	$2,916	(11)
	-	-	-	-	5,653	(12)	$6,444	(13)
	-	-	-	-	8,136	(14)	$8,136	(15)
	-	-	-	-	62,487	(16)	$63,737	(17)
	-	-	-	-	10,975	(18)	$13,170	(19)
	-	-	-	-	12,185	(20)	$14,013	(21)
	-	-	-	-	11,315	(22)	$17,991	(23)

Alan Louis Urban	100,000	-	$1.02	7/27/2020	-		-
	125,000	-	$1.30	3/5/2022	-		-
	24,000	-	$1.15	2/6/2023	-		-
	1,800	-	$1.25	6/23/2021	-		-
	-	-	-	-	1,071	(2)	$643	(3)
	-	-	-	-	3,595	(4)	$2,121	(5)
	-	-	-	-	1,750	(6)	$1,908	(7)
	-	-	-	-	5,455	(8)	$5,291	(9)
	-	-	-	-	2,083	(10)	$2,188	(11)
	-	-	-	-	4,240	(12)	$4,833	(13)
	-	-	-	-	6,102	(14)	$6,102	(15)
	-	-	-	-	47,829	(16)	$48,786	(17)
	-	-	-	-	8,136	(18)	$9,763	(19)
	-	-	-	-	9,030	(20)	$10,385	(21)
	-	-	-	-	8,395	(22)	$13,348	(23)

Scott Ahlberg	75,000	-	$1.00	5/28/2019	-		-
	20,000	-	$1.02	7/27/2020	-		-
	25,600	-	$1.15	2/6/2023	-		-
	1,500	-	$1.25	6/23/2021	-		-
	75,000	-	$1.50	12/21/2022	-		-
	-	-	-	-	1,071	(2)	$643	(3)
	-	-	-	-	3,595	(4)	$2,121	(5)
	-	-	-	-	1,750	(6)	$1,908	(7)
	-	-	-	-	5,455	(8)	$5,291	(9)
	-	-	-	-	3,472	(10)	$3,646	(11)
	-	-	-	-	4,952	(12)	$5,645	(13)
	-	-	-	-	6,099	(14)	$6,099	(15)
	-	-	-	-	42,834	(16)	$43,691	(17)
	-	-	-	-	8,136	(18)	$9,763	(19)
	-	-	-	-	9,030	(20)	$10,385	(21)
	-	-	-	-	8,395	(22)	$13,348	(23)

(1)	Stock options expire ten years from the grant date.
(2)	The restricted stock was granted on February 8, 2016 and vest over a three year period, with a one year cliff vesting period.
(3)	Based on a market closing price per share of common stock of $0.60 on February 8, 2016.
(4)	The restricted stock was granted on February 25, 2016 and vest over a three year period, with a one year cliff vesting period.
(5)	Based on a market closing price per share of common stock of $0.59 on February 25, 2016.
(6)	The restricted stock was granted on May 24, 2016 and vest over a three year period, with a one year cliff vesting period.
(7)	Based on a market closing price per share of common stock of $1.09 on May 24, 2016.
(8)	The restricted stock was granted on August 23, 2016 and vest over a three year period, with a one year cliff vesting period.
(9)	Based on a market closing price per share of common stock of $0.97 on August 23, 2016.
(10)	The restricted stock was granted on November 21, 2016 and vest over a three year period, with a one year cliff vesting period.
(11)	Based on a market closing price per share of common stock of $1.05 on November 21, 2016.
(12)	The restricted stock was granted on February 16, 2017 and vest over a three year period, with a one year cliff vesting period.
(13)	Based on a market closing price per share of common stock of $1.14 on February 16, 2017.
(14)	The restricted stock was granted on May 11, 2017 and vest over a three year period, with a one year cliff vesting period.
(15)	Based on a market closing price per share of common stock of $1.00 on May 11, 2017.
(16)	The restricted stock was granted on August 22, 2017 and vest over a three year period, with a one year cliff vesting period.
(17)	Based on a market closing price per share of common stock of $1.02 on August 22, 2017.
(18)	The restricted stock was granted on November 21, 2017 and vest over a three year period, with a one year cliff vesting period.
(19)	Based on a market closing price per share of common stock of $1.20 on November 21, 2017.
(20)	The restricted stock was granted on February 8, 2018 and vest over a three year period, with a one year cliff vesting period.
(21)	Based on a market closing price per share of common stock of $1.15 on February 8, 2018.
(22)	The restricted stock was granted on May 10, 2018 and vest over a three year period, with a one year cliff vesting period.
(23)	Based on a market closing price per share of common stock of $1.59 on May 10, 2018.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended June 30, 2018 and 2017

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards ($)	Warrant and Option Awards ($)	All other Compensation ($)		Total ($)
(a)		(b)	(c)	(d)	(g)		(h)
John Regazzi (3)	2018	36,000	-	100,500	-		136,500
	2017	27,000	-	90,000	-		117,000
Gen. Merrill McPeak (4)	2018	18,000	-	50,250	-		68,250
	2017	13,500	-	45,000	-		58,500
Chad J. Cooper (5)	2018	18,000	-	50,250	-		68,250
	2017	13,500	-	45,000	-		58,500
Roy W. Olivier (6)	2018	8,500	-	39,650	-		48,150
	2017	-	-	-	-		-
Janice Peterson	2018	-	-	-	297,277	(1)	297,277
	2017	-	-	-	315,412	(2)	315,412

(1)	Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $116,667, bonus in the amount of $19,668, grant date fair value of restricted stock of $68,933 (represents the grant date fair value of 47,829 shares of restricted stock granted on August 22, 2017, 8,136 shares of restricted stock granted on November 21, 2017, and 9,030 shares of restricted stock granted on February 18, 2018), grant date fair value of $34,850 for stock options granted on September 30, 2017 to purchase 85,000 shares of common stock at an exercise price of $1.50, grant date fair value of $56,350 for stock options granted on September 30, 2017 to purchase 115,000 shares of common stock at an exercise price of $1.15, $6,233 for the modification of stock options to purchase an aggregate of 17,600 shares of the Company’s common stock to extend the right to exercise after separation from 90 days to approximately 5 years, and other compensation in the amount of $4,400. The grant date fair value of restricted stock was estimated using the market price of the Company’s common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met.

(2)	Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $195,605, bonus in the amount of $73,209, grant date fair value of restricted stock of $41,249 (represents the grant date fair value of 16,364 shares of restricted stock granted on August 23, 2016, 5,000 shares of restricted stock granted on November 21, 2016, 8,479 shares of restricted stock granted on February 16, 2017, and 10,460 shares of restricted stock granted on May 11, 2017), and other compensation in the amount of $5,349. The grant date fair value of restricted stock was estimated using the market price of the Company’s common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met.
(3)	Outstanding equity awards as of June 30, 2018 consists of options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share.
(4)	Outstanding equity awards as of June 30, 2018 consists of shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.25 per share, shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share.
(5)	Outstanding equity awards as of June 30, 2018 consists of options to purchase 43,750 shares of common stock at an exercise price of $1.09 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share.
(6)	Outstanding equity awards as of June 30, 2018 consists of options to purchase 65,000 shares of common stock at an exercise price of $1.15 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 14, 2018, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 14, 2018. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 15821 Ventura Blvd., Suite 165, Encino, California 91436. Applicable percentage ownership in the following table is based on 24,186,126 shares of common stock outstanding as of September 14, 2018 plus, for each person, any securities that person has the right to acquire within 60 days of September 14, 2018.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares
Greater than 5% Shareholder:
Bristol Investment Fund, Ltd. (1) 662 N. Sepulveda Blvd., Suite 300 Los Angeles, CA 90049	4,825,772	20.0%
12 West Capital Fund Ltd. (2) 90 Park Avenue, 41st Floor New York, NY 10016	4,445,339	17.8%
12 West Capital Offshore Fund LP (3) 90 Park Avenue, 41st Floor New York, NY 10016	3,135,661	12.6%
Samjo Capital, LLC (4) 1345 Avenue of the Americas, 3rd Floor New York, NY 10105	1,442,109	6.0%
Richard H. Witmer, Jr. 16 Fort Hills Lane Greenwich, CT 06831	1,207,148	5.0%
Directors and Executive Officers:
Peter Victor Derycz (5)	3,762,144	15.5%
Alan Louis Urban (6)	584,809	2.4%
Scott Ahlberg (7)	512,982	2.1%
Marc Nissan (8)	789,769	3.2%
Rogier van Erkel	-	-%
Yohann Georgel	-	-%
John Regazzi (9)	693,500	2.8%
Gen. Merrill McPeak (10)	634,608	2.6%
Chad J. Cooper (11)	788,250	3.2%
Roy W. Olivier (12)	65,000	0.3%
All Directors and Executive Officers as a group (10 persons) (13)	7,831,062	29.5%

(1)	Paul Kessler exercises voting and investment power over the shares held by Bristol Investment Fund, Ltd. and is the brother-in-law of Peter Victor Derycz. Mr. Kessler previously served as a member of our board of directors from August 18, 2014 through November 6, 2015.
(2)	Includes shares underlying warrants to purchase 880,500 shares of common stock at an exercise price of $1.25 per share. Joel Ramin, the General Partner of 12 West Management LP, the investment manager of 12 West Capital Fund LP, exercises voting and investment power over the shares held by 12 West Capital Fund LP but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(3)	Includes shares underlying warrants to purchase 619,500 shares of common stock at an exercise price of $1.25 per share. Joel Ramin, the General Partner of 12 West Management LP, the investment manager of 12 West Capital Offshore Fund LP, exercises voting and investment power over the shares held by 12 West Capital Offshore Fund LP but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Andrew N. Wiener, the sole managing member of Samjo Capital, LLC and Samjo Management, LLC, exercises voting and investment power over the shares held by Samjo Capital, LLC.
(5)	Includes shares underlying options to purchase 32,000 shares of common stock at an exercise price of $1.25 per share, options to purchase 16,000 shares of common stock at an exercise price of $1.85 per share, and warrants to purchase 6,000 shares of common stock at an exercise price of $1.25 per share, and 129,355 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(6)	Includes 5,000 shares owned by the wife of Mr. Urban, 5,000 shares owned by each of the three children of Mr. Urban, shares underlying options to purchase 100,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 24,000 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,800 shares of common stock at an exercise price of $1.25 per share, and 97,686 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(7)	Includes shares underlying options to purchase 75,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 20,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 25,600 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,500 shares of common stock at an exercise price of $1.25 per share, and 94,789 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(8)	Includes shares underlying options to purchase 100,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 100,000 shares of common stock at an exercise price of $1.00 per share, options to purchase 100,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 28,800 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 3,000 shares of common stock at an exercise price of $1.25 per share, and 94,789 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(9)	Includes shares underlying warrants to purchase 22,500 shares of common stock at an exercise price of $1.25 per share, options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share.
(10)	Includes shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, warrants to purchase 7,500 shares of common stock at an exercise price of $1.25 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share..
(11)	Includes 323,000 shares of common stock held by the Cooper Family Trust Dated 8/1/2004 and 26,500 shares of common stock held by Mr. Cooper’s IRA and SEP IRA, and shares underlying warrants to purchase 195,000 shares of common stock at an exercise price of $1.25 per share, and options to purchase 43,750 shares of common stock at an exercise price of $1.09 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share. Mr. Cooper exercises voting and investment power over the shares held by the Cooper Family Trust Dated 8/1/2004, and his IRA and SEP IRA.
(12)	Includes shares underlying options to purchase 65,000 shares of common stock at an exercise price of $1.15 per share.
(13)	Includes shares underlying warrants to purchase 337,300 shares of common stock, and shares underlying options to purchase 2,026,150 shares of common stock.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of our company.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2018, there were 1,424,491 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan. The following table provides information as of June 30, 2018 with respect to the Plans, which are the only compensation plans under which our equity securities are, or have been, authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan, and 2017 Omnibus Incentive Plan)	4,773,815	(2)	$1.16	1,424,491
Equity compensation plans not approved by stockholders	200,000	(3)	1.22	-
Total	4,973,815			1,424,491

(1)	The weighted average exercise price excludes restricted stock awards, which have no exercise price.
(2)	Shares underlying options to purchase 2,991,835 shares of common stock and 1,781,980 shares of restricted common stock.
(3)	Shares underlying warrants to purchase 200,000 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described herein, since July 1, 2016, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of five members: Messrs. Regazzi (Chairman), Derycz, McPeak, Cooper and Olivier. Our board of directors has determined that Mr. Regazzi, Gen. McPeak, Mr. Cooper and Mr. Olivier are independent directors as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. Mr. Regazzi, Gen. McPeak, Mr. Cooper and Mr. Olivier are each members of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our board of directors, and each of them meets the NASDAQ Stock Market’s independence standards for members of such committees.

Item 14.  Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2018 and 2017.

	Year Ended June 30, 2018	Year Ended June 30, 2017
Audit Fees	$106,124	$88,140
Audit-Related Fees	-	-
Tax Fees	23,378	24,198
All Other Fees	-	-
Total	$129,502	$112,338

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2018 and 2017, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.  Exhibits and Financial Statements Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 20, 2018, are incorporated by reference to Item 8 of this report.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: September 20, 2018		Chief Executive Officer (Principal
Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: September 20, 2018		Chief Financial Officer (Principal
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

Signature	Title	Date

/s/ Peter Victor Derycz
Peter Victor Derycz	Chief Executive Officer (Principal Executive	September 20, 2018
Officer), President and Director

/s/ Alan Louis Urban
Alan Louis Urban	Chief Financial Officer (Principal Financial	September 20, 2018
and Accounting Officer) and Secretary

/s/ John Regazzi
John Regazzi	Chairman of the Board	September 20, 2018

/s/ Roy W. Olivier
Roy W. Olivier	Director	September 20, 2018

/s/ Merrill McPeak
Merrill McPeak	Director	September 20, 2018

/s/ Chad J. Cooper
Chad J. Cooper	Director	September 20, 2018

EXHIBIT INDEX

Exhibit
Number	Description
2	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated November 13, 2006. (Incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)
3.1.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)
3.1.2	Articles of Merger Effective March 4, 2013. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2013.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2012.)
10.1	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.)++
10.2	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.)++
10.3	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.)++
10.4	Loan and Security Agreement dated July 23, 2010, between Silicon Valley Bank, Research Solutions, Inc., Reprints Desk, Inc. and Pools Press, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 28, 2010.)
10.5	Form of Common Stock Purchase Warrant dated November 5, 2010. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.)++
10.6	Amendment to Loan and Security Agreement dated October 31, 2011, between Silicon Valley Bank, Research Solutions, Inc., Reprints Desk, Inc. and Pools Press, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.7	Employment Agreement dated November 3, 2011, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 9, 2011.)++
10.8	Form of Common Stock Purchase Warrant dated December 19, 2011. (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed on July 22, 2016)++
10.9	Amendment to Loan and Security Agreement dated February 8, 2012, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2012.)
10.10	Amendment to Employment Agreement dated July 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on September 28, 2012.)++
10.11	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.12	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.13	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.14	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.15	Amendment to Loan and Security Agreement dated September 18, 2013, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1 (File No. 333-195045) filed on April 4, 2014.)
10.16	Amendment to Loan and Security Agreement dated October 31, 2013, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 7, 2013.)
10.17	Amendment to Loan and Security Agreement dated March 29, 2014, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1 (File No. 333-195045) filed on April 4, 2014.)
10.18	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++

10.19	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (Incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++
10.20	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++
10.21	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++
10.22	Amendment to Loan and Security Agreement dated November 4, 2015, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 16, 2015.)
10.23	Securities Purchase Agreement dated June 23, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.24	Registration Rights Agreement dated June 24, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.25	Form of Common Stock Purchase Warrant dated June 24, 2016. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.26	Employment Agreement dated July 1, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Ian Palmer. (Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed on September 20, 2016.) ++
10.27	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Ian Palmer. (Incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K filed on September 20, 2016.) ++
10.28	Office Lease dated December 29, 2016 between Research Solutions, Inc. and Douglas Emmett 2014, LLC. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 6, 2017.)
10.29	Asset Purchase Agreement dated June 20, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Copyright Clearance Center, Inc. (Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 26, 2017.)

10.30	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.31	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.32	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.33	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Urban (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.34	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Ian Palmer (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.35	Employment Agreement dated July 1, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan. ++
10.36	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan.++
10.37	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan.++
10.38	Agreement dated May 31, 2018, between Reprints Desk, Inc. and Rogier Van Erkel.++
10.39	Offer Letter from Reprints Desk, Inc. dated May 7, 2018, for Yohann Georgel.++
21	List of Subsidiaries. (Incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)
23	Consent of Independent Registered Pubic Accounting Firm.
24	Power of Attorney. (Incorporated by reference to the signature page hereto.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)++
99.2	Amendment No. 1 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 29, 2012.)++
99.3	Amendment No. 2 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 13, 2014.)++
99.4	Amendment No. 3 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 26, 2016.)++
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith
++	Indicates management contract or compensatory plan.

