Form 10-Q
period 2018-09-30
Research Solutions, Inc.
filed 2018-11-14
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 9, 2018
Common Stock, $0.001 par value	24,231,991

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2018	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,527,027	$4,908,180
Accounts receivable, net of allowance of $105,683 and $115,040, respectively	4,051,236	4,251,251
Prepaid expenses and other current assets	262,764	326,887
Prepaid royalties	255,403	93,336
Total current assets	9,096,430	9,579,654

Other assets:
Property and equipment, net of accumulated depreciation of $762,933 and $749,923, respectively	49,328	59,043
Deposits and other assets	14,432	14,372
Right of use asset, net of accumulated amortization of $184,035 and $155,698, respectively	278,986	307,324
Total assets	$9,439,176	$9,960,393

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,366,542	$4,686,946
Deferred revenue	1,635,527	1,665,746
Lease liability, current portion	122,087	119,786
Total current liabilities	6,124,156	6,472,478

Long-term liabilities:
Lease liability, long-term portion	177,167	208,513
Total liabilities	6,301,323	6,680,991

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 24,155,676 and 24,016,999 shares issued and outstanding, respectively	24,156	24,017
Additional paid-in capital	22,945,261	22,904,691
Accumulated deficit	(19,732,487)	(19,554,599)
Accumulated other comprehensive loss	(99,077)	(94,707)
Total stockholders’ equity	3,137,853	3,279,402
Total liabilities and stockholders’ equity	$9,439,176	$9,960,393

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Revenue:
Platforms	$589,013	$387,945
Transactions	6,363,508	6,359,895
Total revenue	6,952,521	6,747,840

Cost of revenue:
Platforms	108,259	83,987
Transactions	4,896,307	4,914,414
Total cost of revenue	5,004,566	4,998,401
Gross profit	1,947,955	1,749,439

Operating expenses:
Selling, general and administrative	2,170,712	2,537,036
Depreciation and amortization	11,115	40,568
Total operating expenses	2,181,827	2,577,604
Loss from operations	(233,872)	(828,165)

Other income (expenses):
Interest expense	-	(3,000)
Other income	23,485	12,802
Total other income	23,485	9,802

Loss from operations before provision for income taxes	(210,387)	(818,363)
Provision for income taxes	(9,221)	(11,751)

Loss from continuing operations	(219,608)	(830,114)

Gain from sale of discontinued operations	41,720	57,149

Net loss	(177,888)	(772,965)

Other comprehensive income (loss): Foreign currency translation	(4,370)	(8,951)
Comprehensive loss	$(182,258)	$(781,916)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$(0.01)	$(0.04)
Income per share from discontinued operations, basic and diluted	$-	$-
Net loss per share, basic and diluted	$(0.01)	$(0.04)
Weighted average common shares outstanding, basic and diluted	23,644,787	23,380,437

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended September 30, 2018
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2018	24,016,999	$24,017	$22,904,691	$(19,554,599)	$(94,707)	$3,279,402

Fair value of vested stock options	-	-	39,648	-	-	39,648

Fair value of vested restricted common stock	130,127	130	76,131	-	-	76,261

Repurchase of common stock	(34,200)	(34)	(75,166)	-	-	(75,200)

Common stock issued upon exercise of stock options	3,750	4	(4)	-	-	-

Common stock issued upon exercise of warrants	39,000	39	(39)	-	-	-

Net loss for the period	-	-	-	(177,888)	-	(177,888)

Foreign currency translation	-	-	-	-	(4,370)	(4,370)

Balance, September 30, 2018	24,155,676	$24,156	$22,945,261	$(19,732,487)	$(99,077)	$3,137,853

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Cash flow from operating activities:
Net loss	$(177,888)	$(772,965)
Adjustment to reconcile net loss to net cash used in operating activities of operations:
Gain from sale of discontinued operations	(41,720)	(57,149)
Depreciation and amortization	11,115	40,568
Amortization of lease right	28,338	27,248
Fair value of vested stock options	39,648	176,983
Fair value of vested restricted common stock	76,261	103,026
Modification cost of stock options	-	6,233
Changes in operating assets and liabilities:
Accounts receivable	200,015	1,157,523
Prepaid expenses and other current assets	105,843	35,076
Prepaid royalties	(162,067)	(91,152)
Accounts payable and accrued expenses	(320,404)	(1,765,757)
Deferred revenue	(30,219)	21,475
Lease liability	(29,045)	(26,869)
Net cash used in operating activities	(300,123)	(1,145,760)

Cash flow from investing activities:
Purchase of property and equipment	-	(23,402)
Purchase of intangible assets	-	(14,252)
Net cash used in investing activities	-	(37,654)

Cash flow from financing activities:
Common stock repurchase and retirement	(75,200)	(39,672)
Net cash used in financing activities	(75,200)	(39,672)

Effect of exchange rate changes	(5,830)	(8,379)
Net decrease in cash and cash equivalents	(381,153)	(1,231,465)
Cash and cash equivalents, beginning of period	4,908,180	5,773,950
Cash and cash equivalents, end of period	$4,527,027	$4,542,485

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9,221	$11,751
Cash paid for interest	$-	$3,000

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2018 and 2017 (Unaudited)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2018 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

These estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities, assumptions made in valuing equity instruments issued for services or acquisitions, and realization of deferred tax assets.

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

Cash denominated in Euros with a US Dollar equivalent of $65,618 and $109,585 at September 30, 2018 and June 30, 2018, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three months ended September 30, 2018 and 2017.

The Company has no customers that accounted for greater than 10% of accounts receivable at September 30, 2018 and June 30, 2018.

The following table summarizes vendor concentrations:

	Three Months Ended September 30,
	2018	2017
Vendor A	18%	15%
Vendor B	11%	12%
Vendor C	11%	11%

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASC 606"). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. The Company adopted the guidance of ASC 606 on July 1, 2018. The implementation of ASC 606 had no impact on the condensed consolidated financial statements and no cumulative effect adjustment was recognized.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud based SaaS research intelligence platform (“Platforms”) and the transactional sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $4,980 and a gain of $12,387, for the three months ended September 30, 2018 and 2017, respectively. Cash denominated in Euros with a US Dollar equivalent of $65,618 and $109,585 at September 30, 2018 and June 30, 2018, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Three Months Ended September 30,		Year Ended June 30,
	2018	2017	2018	2017
Period end Euro : US Dollar exchange rate	1.16	1.18	1.17	1.14
Average period Euro : US Dollar exchange rate	1.16	1.18	1.19	1.09

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.06	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At September 30, 2018 potentially dilutive securities include options to acquire 3,271,835 shares of common stock, warrants to acquire 1,885,000 shares of common stock and unvested restricted common stock of 434,781.  At September 30, 2017 potentially dilutive securities include options to acquire 3,120,310 shares of common stock, warrants to acquire 1,985,000 shares of common stock and unvested restricted common stock of 690,057. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three months ended September 30, 2018 and 2017 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Note 3.     Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2018. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of September 30, 2018. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2018 and June 30, 2018, respectively.  As of September 30, 2018, there was approximately $2,247,000 of available credit.

Note 4.     Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the fair value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the three months ended September 30, 2018, the Company made payments of $29,045 towards the lease liability. As of September 30, 2018 and June 30, 2018, lease liability amounted to $299,254 and $328,299, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the three months ended September 30, 2018 and 2017 was $36,212 and $35,301, respectively. The right of use asset at June 30, 2018 was $307,324. During the three months ended September 30, 2018, the Company reflected amortization of right of use asset of $28,337 related to this lease, resulting in a net asset balance of $278,986 as of September 30, 2018.

Note 5.     Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of September 30, 2018, there were 993,364 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2018	2,991,835	1.16	2,885,376	1.15	106,459	1.27
Granted	295,000	1.95	-	-	295,000	1.95
Options vesting	-	-	13,042	1.07	(13,042)	1.07
Exercised	(15,000)	1.80	(15,000)	1.80	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at September 30, 2018	3,271,835	$1.22	2,883,418	$1.15	388,417	$1.79

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	2.82%	1.45%
Expected life (in years)	6.0	2.60
Expected volatility	67.8%	76.0%

The weighted average remaining contractual life of all options outstanding as of September 30, 2018 was 5.76 years. The remaining contractual life for options vested and exercisable at September 30, 2018 was 5.25 years. Furthermore, the aggregate intrinsic value of options outstanding as of September 30, 2018 was $3,847,424, and the aggregate intrinsic value of options vested and exercisable at September 30, 2018 was $3,611,393, in each case based on the fair value of the Company’s common stock on September 30, 2018.

During the three months ended September 30, 2018, the Company granted 295,000 options to employees with a fair value of $324,500.  The total fair value of options that vested during the three months ended September 30, 2018 was $39,648 and is included in selling, general and administrative expenses in the accompanying statement of operations.  During the three months ended September 30, 2018, the Company issued 3,750 shares of common stock upon the exercise of 15,000 options on a cashless basis.

As of September 30, 2018, the amount of unvested compensation related to stock options was $358,204 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of September 30, 2018 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	3.75	8,150
0.60	5,000	3.75	5,000
0.65	6,150	3.75	6,150
0.70	225,000	7.18	225,000
0.77	59,500	5.01	59,500
0.80	16,000	6.89	16,000
0.90	25,667	5.56	25,667
0.97	6,000	3.75	6,000
1.00	290,249	1.90	290,249
1.02	227,000	2.18	227,000
1.05	447,529	7.88	426,863
1.07	53,898	4.04	53,898
1.09	156,165	7.20	140,414
1.10	105,000	6.75	105,000
1.14	3,674	3.75	3,674
1.15	209,400	3.07	209,400
1.20	353,414	8.82	331,414
1.25	32,000	4.38	32,000
1.30	243,000	3.43	243,000
1.50	295,000	4.00	295,000
1.59	35,000	9.62	-
1.75	1,067	3.75	1,067
1.80	147,550	4.67	147,550
1.85	24,000	4.34	24,000
1.95	295,000	9.76	-
1.97	1,422	3.75	1,422
Total	3,271,835		2,883,418

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2018	1,985,000	1.25
Granted	-	-
Exercised	(100,000)	1.22
Expired/Cancelled	-	-
Outstanding, September 30, 2018	1,885,000	$1.25
Exercisable, June 30, 2018	1,985,000	$1.25
Exercisable, September 30, 2018	1,885,000	$1.25

The intrinsic value for all warrants outstanding as of September 30, 2018 was $2,170,750, based on the fair value of the Company’s common stock on September 30, 2018. During the three months ended September 30, 2018, the Company issued 39,000 shares of common stock upon the exercise of 100,000 warrants on a cashless basis.

Additional information regarding warrants outstanding and exercisable as of September 30, 2018 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	50,000	3.23	50,000
1.25	1,835,000	2.71	1,835,000
Total	1,885,000		1,885,000

Restricted Common Stock

Prior to July 1, 2018, the Company issued 1,996,304 shares of restricted common stock to employees valued at $2,031,026, of which 1,365,361 shares have vested, 214,324 shares have been forfeited, and $1,482,663 has been recognized as an expense.

During the three months ended September 30, 2018, the Company issued an additional 130,127 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $258,953 based on the market price of our common stock of $1.99 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vesting during the three months ended September 30, 2018 was $76,261 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of September 30, 2018, the amount of unvested compensation related to issuances of restricted common stock was $542,852, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2018	416,619	360,160	1.08
Granted	130,127	258,953	1.99
Vested	(111,965)	(76,261)	0.98
Forfeited	-	-	-
Non-vested, September 30, 2018	434,781	$542,852	$1.38

Common Stock Repurchase and Retirement

Effective as of February 8, 2018, the Compensation Committee of our Board of Directors authorized the repurchase, over a 12-month period on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $300,000 of outstanding common stock (at prices no greater than $3.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

As of June 30, 2018, 33,800 shares had been repurchased from the employees for an aggregate amount of $49,785. During the three months ended September 30, 2018, the Company repurchased 34,200 shares of our common stock from employees at an average market price of approximately $2.20 per share for an aggregate amount of $75,240. As of September 30, 2018, $174,975 remains under the 2018 plan to repurchase common stock from its employees. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value

Note 6. Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business pursuant to an Asset Purchase Agreement dated June 20, 2017. The aggregate net consideration for the sale included earn-out payments of 45% of gross margin over the 30-month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date). Realizable contingent consideration amounted to $41,720 for the three months ended September 30, 2018 and is recorded as a gain from the sale of discontinued operations.

Note 7. Subsequent Events

In October 2018, the Company issued 76,315 shares of common stock upon the exercise of 174,000 options on a cashless basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2018 and 2017 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Revenue Recognition

 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASC 606"). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. We adopted the guidance of ASC 606 on July 1, 2018. The implementation of ASC 606 had no impact on the condensed consolidated financial statements and no cumulative effect adjustment was recognized.

We recognize revenue when control of promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We derive our revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud based SaaS research intelligence platform (“Platforms”) and the transactional sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

We apply the following five steps in order to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2018	2018	2018	2017	2017	2017	2017	2016
Revenue:
Platforms	$589,013	$528,581	$489,219	$413,404	$387,945	$318,194	$270,920	$219,137
Transactions	6,363,508	6,637,292	6,792,289	6,409,816	6,359,895	6,521,313	6,372,679	5,866,562
Total revenue	6,952,521	7,165,873	7,281,508	6,823,220	6,747,840	6,839,507	6,643,599	6,085,699

Cost of revenue:
Platforms	108,259	101,370	103,185	90,362	83,987	71,097	58,367	45,623
Transactions	4,896,307	5,118,851	5,259,959	4,996,988	4,914,414	5,060,500	4,997,842	4,664,690
Total cost of revenue	5,004,566	5,220,221	5,363,144	5,087,350	4,998,401	5,131,597	5,056,209	4,710,313

Gross profit:
Platforms	480,754	427,211	386,034	323,042	303,958	247,097	212,553	173,514
Transactions	1,467,201	1,518,441	1,532,330	1,412,828	1,445,481	1,460,813	1,374,837	1,201,872
Total gross profit	1,947,955	1,945,652	1,918,364	1,735,870	1,749,439	1,707,910	1,587,390	1,375,386

Operating expenses:
Sales and marketing	431,417	455,250	522,894	524,587	678,963	682,455	698,346	592,254
Technology and product dev.	499,795	454,053	436,672	454,507	452,816	413,249	396,765	379,725
General and administrative	1,118,611	1,062,981	1,091,928	1,098,795	1,131,402	1,220,056	1,120,480	1,108,926
Depreciation and amortization	11,115	32,731	32,768	46,330	40,568	36,893	33,906	32,426
Stock-based comp. expense	115,909	75,089	114,340	314,565	286,242	112,151	112,326	303,097
Foreign currency transaction loss (gain)	4,980	14,589	(9,737)	(485)	(12,387)	(6,362)	6,272	17,631
Total operating expenses	2,181,827	2,094,693	2,188,865	2,438,299	2,577,604	2,458,442	2,368,095	2,434,059
Other income (expenses and income taxes)	14,264	12,615	5,238	(1,504)	(1,949)	(6,425)	1,599	(6,913)
Loss from continuing operations	(219,608)	(136,426)	(265,263)	(703,933)	(830,114)	(756,957)	(779,106)	(1,065,586)
Income from discontinued operations	-	-	-	-	-	113,314	141,616	222,626
Gain on sale of discontinued operations	41,720	51,216	69,277	79,353	57,149	241,196	-	-
Net income (loss)	(177,888)	(85,210)	(195,986)	(624,580)	(772,965)	(402,447)	(637,490)	(842,960)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.03)	$(0.03)	$(0.05)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$0.01	$-	$0.01
Net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.02)	$(0.03)	$(0.04)
Basic weighted average common shares outstanding	23,644,787	23,560,781	23,498,796	23,455,654	23,380,437	23,369,727	23,265,939	23,200,975

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.03)	$(0.03)	$(0.05)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$0.01	$-	$0.01
Net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.02)	$(0.03)	$(0.04)
Diluted weighted average common shares outstanding	23,644,787	23,560,781	23,498,796	23,455,654	23,380,437	23,369,727	23,265,939	23,200,975

Comparison of the Three Months Ended September 30, 2018 and 2017

Results of Operations

	Three Months Ended September 30,
	2018	2017	2018-2017 $ Change	2018-2017 % Change

Revenue:
Platforms	$589,013	$387,945	$201,068	51.8%
Transactions	6,363,508	6,359,895	3,613	0.1%
Total revenue	6,952,521	6,747,840	204,681	3.0%

Cost of revenue:
Platforms	108,259	83,987	24,272	28.9%
Transactions	4,896,307	4,914,414	(18,107)	(0.4)%
Total cost of revenue	5,004,566	4,998,401	6,165	0.1%

Gross profit:
Platforms	480,754	303,958	179,796	58.2%
Transactions	1,467,201	1,445,481	21,720	1.5%
Total gross profit	1,947,955	1,749,439	198,516	11.3%

Operating expenses:
Sales and marketing	431,417	678,963	(247,546)	(36.5)%
Technology and product development	499,795	452,816	46,979	10.4%
General and administrative	1,118,611	1,131,402	(12,791)	(1.1)%
Depreciation and amortization	11,115	40,568	(29,453)	(72.6)%
Stock-based compensation expense	115,909	286,242	(170,333)	(59.5)%
Foreign currency transaction loss (gain)	4,980	(12,387)	17,367	140.2%
Total operating expenses	2,181,827	2,577,604	(395,777)	(15.4)%
Loss from operations	(233,872)	(828,165)	594,293	71.8%

Other income (expenses):
Interest expense	-	(3,000)	3,000	100.0%
Other income	23,485	12,802	10,683	83.4%
Total other income	23,485	9,802	13,683	139.6%

Loss from operations before provision for income taxes	(210,387)	(818,363)	607,976	74.3%
Provision for income taxes	(9,221)	(11,751)	2,530	21.5%

Loss from continuing operations	(219,608)	(830,114)	610,506	73.5%

Gain from sale of discontinued operations	41,720	57,149	(15,429)	(27.0)%

Net loss	$(177,888)	$(772,965)	$595,077	77.0%

Revenue

	Three Months Ended September 30,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Revenue:
Platforms	$589,013	$387,945	$201,068	51.8%
Transactions	6,363,508	6,359,895	3,613	0.1%
Total revenue	$6,952,521	$6,747,840	$204,681	3.0%

Total revenue increased $204,681, or 3.0%, for the three months ended September 30, 2018 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	h	$201,068	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	h	$3,613	Increased primarily due to orders from new customers.

 Cost of Revenue

	Three Months Ended September 30,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Cost of Revenue:
Platforms	$108,259	$83,987	$24,272	28.9%
Transactions	4,896,307	4,914,414	(18,107)	(0.4)%
Total cost of revenue	$5,004,566	$4,998,401	$6,165	0.1%

	Three Months Ended September 30,
	2018	2017	2018-2017 Change *
As a percentage of revenue:
Platforms	18.4%	21.6%	(3.2)%
Transactions	76.9%	77.3%	(0.4)%
Total	72.0%	74.1%	(2.1)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.1%, from 74.1% for the previous year to 72%, for the three months ended September 30, 2018.

Category	Impact as percentage of revenue		Key Drivers
Platforms	i	3.2%	Decreased primarily due to proportionally lower third-party data costs.
Transactions	i	0.4%	Decreased primarily due to proportionally lower personnel costs, partially offset by a proportional increase in copyright costs.

Gross Profit

	Three Months Ended September 30,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Gross Profit:
Platforms	$480,754	$303,958	$176,796	58.2%
Transactions	1,467,201	1,445,481	21,720	1.5%
Total gross profit	$1,947,955	$1,749,439	$198,516	11.3%

	Three Months Ended September 30,
	2018	2017	2018-2017 Change *
As a percentage of revenue:
Platforms	81.6%	78.4%	3.2%
Transactions	23.1%	22.7%	0.4%
Total	28.0%	25.9%	2.1%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended September 30,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Operating Expenses:
Sales and marketing	$431,417	$678,963	$(247,546)	(36.5)%
Technology and product development	499,795	452,816	46,979	10.4%
General and administrative	1,118,611	1,131,402	(12,791)	(1.1)%
Depreciation and amortization	11,115	40,568	(29,453)	(72.6)%
Stock-based compensation expense	115,909	286,242	(170,333)	(59.5)%
Foreign currency transaction loss (gain)	4,980	(12,387)	17,367	140.2%
Total operating expenses	$2,181,827	$2,577,604	$(395,777)	(15.4)%

Category	Impact		Key Drivers
Sales and marketing	i	$247,546	Decreased primarily due to lower personnel costs.
Technology and product development	h	$46,979	Increased primarily due to greater personnel costs.
General and administrative	i	$12,791	Decreased primarily due to lower travel expenses.

Net Income (Loss)

	Three Months Ended September 30,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Net Income (Loss):
Loss from continuing operations	$(219,608)	$(830,114)	$610,506	73.5%
Income from discontinued operations	41,720	57,149	(15,429)	(27.0)%
Total net loss	$(177,888)	$(772,965)	$595,077	77.0%

Loss from continuing operations decreased $610,506 or 73.5%, for the three months ended September 30, 2018 compared to the prior year, primarily due to increased gross profit and decreased operating expenses as described above.

Liquidity and Capital Resources

	Three Months Ended September 30,
Consolidated Statements of Cash Flow Data:	2018	2017
Net cash used in operating activities	$(300,123)	$(1,145,760)
Net cash used in investing activities	-	(37,654)
Net cash used in financing activities	(75,200)	(39,672)

Effect of exchange rate changes	(5,830)	(8,379)
Net decrease in cash and cash equivalents	(381,153)	(1,231,465)
Cash and cash equivalents, beginning of period	4,908,180	5,773,950
Cash and cash equivalents, end of period	$4,527,027	$4,542,485

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of September 30, 2018, we had working capital of $2,972,274 and stockholders’ equity of $3,137,853. For the three months ended September 30, 2018, we recorded a net loss of $177,888, and cash used in operating activities was $300,123. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of September 30, 2018, we had cash and cash equivalents of $4,527,027, compared to $4,908,180 as of June 30, 2018, a decrease of $381,153. This decrease was primarily due to cash used in operating activities.

Operating Activities

Net cash used in operating activities was $300,123 for the three months ended September 30, 2018 and resulted primarily from a decrease in accounts payable and accrued expenses of $320,404 and an increase in prepaid royalties of $162,067, partially offset by a decrease in accounts receivable of $200,015.

Net cash used in operating activities was $1,145,760 for the three months ended September 30, 2017 and resulted primarily from a net loss of $772,965 and a decrease in accounts payable and accrued expenses of $1,765,757, partially offset by a decrease in accounts receivable of $1,157,523.

Investing Activities

No cash was used in or provided by investing activities for the three months ended September 30, 2018.

Net cash used in investing activities was $37,654 for the three months ended September 30, 2017 and resulted from the purchase of intangible assets and property and equipment.

Financing Activities

Net cash used in financing activities was $75,200 for the three months ended September 30, 2018 and resulted from the repurchase of common stock.

Net cash used in financing activities was $39,672 for the three months ended September 30, 2017 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2018. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of September 30, 2018. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2018 and June 30, 2018, respectively.  As of September 30, 2018, there was approximately $2,247,000 of available credit.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, other income (expense), foreign currency transaction loss, provision for income taxes, depreciation and amortization, stock-based compensation, and gain on sale of discontinued operations. Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	2018-2017 $ Change
Net loss	$(177,888)	$(772,965)	$595,077
Add (deduct):
Interest expense	-	3,000	(3,000)
Other (income) expense	(23,485)	(12,802)	(10,683)
Foreign currency transaction loss (gain)	4,980	(12,387)	17,367
Provision for income taxes	9,221	11,751	(2,530)
Depreciation and amortization	11,115	40,568	(29,453)
Stock-based compensation	115,909	286,242	(170,333)
Gain on sale of discontinued operations	(41,720)	(57,149)	15,429
Adjusted EBITDA	$(101,868)	$(513,742)	$411,874

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of February 8, 2018, the Compensation Committee of our Board of Directors authorized the repurchase, over a 12-month period on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $300,000 of outstanding common stock (at prices no greater than $3.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

During the three months ended September 30, 2018, we repurchased 34,200 shares of our common stock under the repurchase plan at an average market price of approximately $2.20 per share for an aggregate amount of $75,240. As of September 30, 2018, $174,976 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	-	-	-	-
February 2018	-	-	-	$300,000
March 2018	19,750	$1.29	-	$274,523
April 2018	-	-	-	$274,523
May 2018	-	-	-	$274,523
June 2018	14,050	$1.73	-	$250,216
July 2018	-	-	-	$250,216
August 2018	-	-	-	$250,216
September 2018	34,200	$2.20	-	$174,976
Total	68,000	$1.84	-	-

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: November 14, 2018		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: November 14, 2018		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith

