Form 10-Q
period 2018-12-31
Research Solutions, Inc.
filed 2019-02-14
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 8, 2019
Common Stock, $0.001 par value	24,239,013

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2018	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,761,528	$4,908,180
Accounts receivable, net of allowance of $99,706 and $115,040, respectively	3,967,597	4,251,251
Prepaid expenses and other current assets	417,837	326,887
Prepaid royalties	461,128	93,336
Total current assets	9,608,090	9,579,654

Other assets:
Property and equipment, net of accumulated depreciation of $771,038 and $749,923, respectively	42,798	59,043
Deposits and other assets	14,386	14,372
Right of use asset, net of accumulated amortization of $212,658 and $155,698, respectively	250,364	307,324
Total assets	$9,915,638	$9,960,393

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,662,622	$4,686,946
Deferred revenue	2,024,235	1,665,746
Lease liability, current portion	124,409	119,786
Total current liabilities	6,811,266	6,472,478

Long-term liabilities:
Lease liability, long-term portion	145,514	208,513
Total liabilities	6,956,780	6,680,991

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 24,239,013 and 24,016,999 shares issued and outstanding, respectively	24,239	24,017
Additional paid-in capital	23,360,388	22,904,691
Accumulated deficit	(20,325,024)	(19,554,599)
Accumulated other comprehensive loss	(100,745)	(94,707)
Total stockholders’ equity	2,958,858	3,279,402
Total liabilities and stockholders’ equity	$9,915,638	$9,960,393

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Revenue:
Platforms	$667,545	$413,404	$1,256,558	$801,349
Transactions	6,321,297	6,409,816	12,684,805	12,769,711
Total revenue	6,988,842	6,823,220	13,941,363	13,571,060

Cost of revenue:
Platforms	122,077	90,362	230,336	174,349
Transactions	4,878,526	4,996,988	9,774,833	9,911,402
Total cost of revenue	5,000,603	5,087,350	10,005,169	10,085,751
Gross profit	1,988,239	1,735,870	3,936,194	3,485,309

Operating expenses:
Selling, general and administrative	2,643,063	2,391,969	4,813,775	4,929,005
Depreciation and amortization	9,733	46,330	20,848	86,898
Total operating expenses	2,652,796	2,438,299	4,834,623	5,015,903
Loss from operations	(664,557)	(702,429)	(898,429)	(1,530,594)

Other income (expenses):
Interest expense	-	(3,000)	-	(6,000)
Other income	23,764	11,312	47,249	24,114
Total other income	23,764	8,312	47,249	18,114

Loss from operations before provision for income taxes	(640,793)	(694,117)	(851,180)	(1,512,480)
Provision for income taxes	(7,442)	(9,816)	(16,663)	(21,567)

Loss from continuing operations	(648,235)	(703,933)	(867,843)	(1,534,047)

Gain from sale of discontinued operations	55,698	79,353	97,418	136,502

Net loss	(592,537)	(624,580)	(770,425)	(1,397,545)
Other comprehensive income (loss):
Foreign currency translation	(1,668)	(6,715)	(6,038)	(15,666)
Comprehensive loss	$(594,205)	$(631,295)	$(776,463)	$(1,413,211)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$(0.03)	$(0.03)	$(0.04)	$(0.07)
Income per share from discontinued operations, basic and diluted	$-	$-	$0.01	$0.01
Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.06)
Weighted average common shares outstanding, basic and diluted	23,787,836	23,455,654	23,716,312	23,418,046

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Six Months Ended December 31, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2018	24,016,999	$24,017	$22,904,691	$(19,554,599)	$(94,707)	$3,279,402

Fair value of vested stock options	-	-	39,648	-	-	39,648

Fair value of vested restricted common stock	130,127	130	76,131	-	-	76,261

Repurchase of common stock	(34,200)	(34)	(75,166)	-	-	(75,200)

Common stock issued upon exercise of stock options	3,750	4	(4)	-	-	-

Common stock issued upon exercise of warrants	39,000	39	(39)	-	-	-

Net loss for the period	-	-	-	(177,888)	-	(177,888)
	-
Foreign currency translation		-	-	-	(4,370)	(4,370)

Balance, September 30, 2018	24,155,676	24,156	22,945,261	(19,732,487)	(99,077)	3,137,853

Fair value of vested stock options	-	-	375,795	-	-	375,795

Fair value of vested restricted common stock	20,087	20	77,473	-	-	77,493

Repurchase of common stock	(15,800)	(16)	(38,062)	-	-	(38,078)

Common stock issued upon exercise of stock options	79,050	79	(79)	-	-	-

Common stock issued upon exercise of warrants	-	-	-	-	-	-

Net loss for the period	-	-	-	(592,537)	-	(592,537)

Foreign currency translation	-	-	-	-	(1,668)	(1,668)

Balance, December 31, 2018	24,239,013	$24,239	$23,360,388	$(20,325,024)	$(100,745)	$2,958,858

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Six Months Ended December 31, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2017	23,883,145	$23,883	$22,267,327	$(17,875,858)	$(70,729)	$4,344,623

Fair value of vested stock options	-	-	176,983	-	-	176,983

Fair value of vested restricted common stock	286,647	287	102,739	-	-	103,026

Repurchase of common stock	(34,800)	(35)	(39,637)	-	-	(39,672)

Modification cost of stock options	-	-	6,233	-	-	6,233

Net loss for the period	-	-	-	(772,965)	-	(772,965)
	-
Foreign currency translation		-	-	-	(8,951)	(8,951)

Balance, September 30, 2017	24,134,992	24,135	22,513,645	(18,648,823)	(79,680)	3,809,277

Fair value of vested stock options	-	-	212,253	-	-	212,253

Fair value of vested restricted common stock	51,655	52	102,261	-	-	102,313

Repurchase of common stock	(52,300)	(52)	(63,231)	-	-	(63,283)

Common stock issued upon exercise of stock options	13,235	13	(13)	-	-	-

Net loss for the period	-	-	-	(624,580)	-	(624,580)

Foreign currency translation	-	-	-	-	(6,715)	(6,715)

Balance, December 31, 2017	24,147,582	$24,148	$22,764,915	$(19,273,403)	$(86,395)	$3,429,265

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2018	2017

Cash flow from operating activities:
Net loss	$(770,425)	$(1,397,545)
Adjustment to reconcile net loss to net cash used in operating activities of operations:
Gain from sale of discontinued operations	(97,418)	(136,502)
Depreciation and amortization	20,848	86,898
Amortization of lease right	56,960	54,759
Fair value of vested stock options	415,443	389,236
Fair value of vested restricted common stock	153,754	205,339
Modification cost of stock options	-	6,233
Changes in operating assets and liabilities:
Accounts receivable	283,654	1,726,200
Prepaid expenses and other current assets	6,468	17,416
Prepaid royalties	(367,792)	(169,863)
Accounts payable and accrued expenses	(24,324)	(1,389,286)
Deferred revenue	358,489	(29,046)
Lease liability	(58,376)	(54,000)
Net cash used in operating activities	(22,719)	(690,161)

Cash flow from investing activities:
Purchase of property and equipment	(4,154)	(29,284)
Purchase of intangible assets	-	(14,252)
Net cash used in investing activities	(4,154)	(43,536)

Cash flow from financing activities:
Common stock repurchase and retirement	(113,278)	(102,955)
Net cash used in financing activities	(113,278)	(102,955)

Effect of exchange rate changes	(6,501)	(12,678)
Net decrease in cash and cash equivalents	(146,652)	(849,330)
Cash and cash equivalents, beginning of period	4,908,180	5,773,950
Cash and cash equivalents, end of period	$4,761,528	$4,924,620

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$16,663	$21,567
Cash paid for interest	$-	$6,000

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2018 and 2017 (Unaudited)

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

Cash denominated in Euros with a US Dollar equivalent of $89,294 and $109,585 at December 31, 2018 and June 30, 2018, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and six months ended December 31, 2018 and 2017.

The Company has no customers that accounted for greater than 10% of accounts receivable at December 31, 2018 and June 30, 2018.

The following table summarizes vendor concentrations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Vendor A	18%	15%	18%	15%
Vendor B	11%	12%	11%	12%
Vendor C	13%	12%	12%	12%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $10,025 and $15,005, for the three and six months ended December 31, 2018, respectively and a gain of $485 and $12,872, for the three and six months ended December 31, 2017. Cash denominated in Euros with a US Dollar equivalent of $89,294 and $109,585 at December 31, 2018 and June 30, 2018, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Six Months Ended December 31,		Year Ended June 30,
	2018	2017	2018	2017
Period end Euro : US Dollar exchange rate	1.15	1.20	1.17	1.14
Average period Euro : US Dollar exchange rate	1.15	1.17	1.19	1.09

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At December 31, 2018 potentially dilutive securities include options to acquire 3,465,335 shares of common stock, warrants to acquire 1,885,000 shares of common stock and unvested restricted common stock of 398,130.  At December 31, 2017 potentially dilutive securities include options to acquire 3,185,435 shares of common stock, warrants to acquire 1,985,000 shares of common stock and unvested restricted common stock of 658,160. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three and six months ended December 31, 2018 and 2017 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2018. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of December 31, 2018. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2018 and June 30, 2018, respectively.  As of December 31, 2018, there was approximately $2,153,000 of available credit.

Note 4. Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the fair value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the six months ended December 31, 2018, the Company made payments of $58,376 towards the lease liability. As of December 31, 2018 and June 30, 2018, lease liability amounted to $269,923 and $328,299, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the six months ended December 31, 2018 and 2017 was $72,688 and $70,491, respectively. The right of use asset at June 30, 2018 was $307,324. During the six months ended December 31, 2018, the Company reflected amortization of right of use asset of $56,960 related to this lease, resulting in a net asset balance of $250,364 as of December 31, 2018.

Note 5. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of December 31, 2018, there were 577,277 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2018	2,991,835	1.16	2,885,376	1.15	106,459	1.27
Granted	697,000	2.21	250,000	2.40	447,000	2.10
Options vesting	-	-	33,167	1.11	(33,167)	1.11
Exercised	(198,500)	1.34	(198,500)	1.34	-	-
Forfeited/Cancelled	(25,000)	1.05	(16,667)	1.05	(8,333)	1.05
Outstanding at December 31, 2018	3,465,335	$1.36	2,953,376	$1.24	511,959	$2.01

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the six months ended December 31, 2018 and 2017.

	Six Months Ended December 31,
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	2.82% - 3.00%	1.45% - 2.23%
Expected life (in years)	5 - 6	2.6 - 6
Expected volatility	68% - 69%	75% - 76%

The weighted average remaining contractual life of all options outstanding as of December 31, 2018 was 6.10 years. The remaining contractual life for options vested and exercisable at December 31, 2018 was 5.71 years. Furthermore, the aggregate intrinsic value of options outstanding as of December 31, 2018 was $3,786,241, and the aggregate intrinsic value of options vested and exercisable at December 31, 2018 was $3,561,340, in each case based on the fair value of the Company’s common stock on December 31, 2018.

During the six months ended December 31, 2018, the Company granted 697,000 options to employees with a fair value of $854,260.  The total fair value of options that vested during the six months ended December 31, 2018 was $415,443 and is included in selling, general and administrative expenses in the accompanying statement of operations.  During the six months ended December 31, 2018, the Company issued 82,800 shares of common stock upon the exercise of 198,500 options on a cashless basis.

As of December 31, 2018, the amount of unvested compensation related to stock options was $506,837 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of December 31, 2018 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	3.50	8,150
0.60	5,000	3.50	5,000
0.65	6,150	3.50	6,150
0.70	225,000	6.93	225,000
0.77	59,500	4.76	59,500
0.80	16,000	6.64	16,000
0.90	25,667	5.31	25,667
0.97	6,000	3.50	6,000
1.00	215,249	1.00	215,249
1.02	227,000	1.93	227,000
1.05	422,529	7.61	413,278
1.07	53,898	3.79	53,898
1.09	156,165	6.95	148,290
1.10	105,000	6.50	105,000
1.14	3,674	3.50	3,674
1.15	209,400	2.82	209,400
1.20	352,414	8.57	339,581
1.25	32,000	4.12	32,000
1.30	243,000	3.18	243,000
1.50	195,000	3.88	195,000
1.59	35,000	9.36	-
1.75	1,067	3.50	1,067
1.80	140,050	4.40	140,050
1.85	24,000	4.09	24,000
1.95	295,000	9.51	-
1.97	1,422	3.50	1,422
2.40	402,000	9.88	250,000
Total	3,465,335		2,953,376

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2018	1,985,000	1.25
Granted	-	-
Exercised	(100,000)	1.22
Expired/Cancelled	-	-
Outstanding, December 31, 2018	1,885,000	$1.25
Exercisable, June 30, 2018	1,985,000	$1.25
Exercisable, December 31, 2018	1,885,000	$1.25

The intrinsic value for all warrants outstanding as of December 31, 2018 was $2,265,000, based on the fair value of the Company’s common stock on December 31, 2018. During the six months ended December 31, 2018, the Company issued 39,000 shares of common stock upon the exercise of 100,000 warrants on a cashless basis.

Additional information regarding warrants outstanding and exercisable as of December 31, 2018 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	50,000	3.23	50,000
1.25	1,835,000	2.71	1,835,000
Total	1,885,000		1,885,000

Restricted Common Stock

Prior to July 1, 2018, the Company issued 1,996,304 shares of restricted common stock to employees valued at $2,031,026, of which 1,365,361 shares have vested, 214,324 shares with fair value of $188,203 have been forfeited, and $1,482,663 has been recognized as an expense.

During the six months ended December 31, 2018, the Company issued an additional 150,214 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $307,162 based on the market price of our common stock ranging from $1.99 to $2.40 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vesting during the six months ended December 31, 2018 was $153,754 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2018, the amount of unvested compensation related to issuances of restricted common stock was $513,568, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2018	416,619	360,160	1.08
Granted	150,214	307,162	2.04
Vested	(168,703)	(153,754)	0.99
Forfeited	-	-	-
Non-vested, December 31, 2018	398,130	$513,568	$1.48

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

As of June 30, 2018, 33,800 shares had been repurchased from the employees for an aggregate amount of $49,785. During the six months ended December 31, 2018, the Company repurchased 50,000 shares of our common stock from employees at an average market price of approximately $2.27 per share for an aggregate amount of $113,278. As of December 31, 2018, $136,898 remains under the 2018 plan to repurchase common stock from its employees. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value

Note 6.  Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business pursuant to an Asset Purchase Agreement dated June 20, 2017. The aggregate net consideration for the sale included earn-out payments of 45% of gross margin over the 30-month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date). Realizable contingent consideration amounted to $97,418 for the six months ended December 31, 2018 and is recorded as a gain from the sale of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2018	2018	2018	2018	2017	2017	2017	2017
Revenue:
Platforms	$667,545	$589,013	$528,581	$489,219	$413,404	$387,945	$318,194	$270,920
Transactions	6,321,297	6,363,508	6,637,292	6,792,289	6,409,816	6,359,895	6,521,313	6,372,679
Total revenue	6,988,842	6,952,521	7,165,873	7,281,508	6,823,220	6,747,840	6,839,507	6,643,599

Cost of revenue:
Platforms	122,077	108,259	101,370	103,185	90,362	83,987	71,097	58,367
Transactions	4,878,526	4,896,307	5,118,851	5,259,959	4,996,988	4,914,414	5,060,500	4,997,842
Total cost of revenue	5,000,603	5,004,566	5,220,221	5,363,144	5,087,350	4,998,401	5,131,597	5,056,209

Gross profit:
Platforms	545,468	480,754	427,211	386,034	323,042	303,958	247,097	212,553
Transactions	1,442,771	1,467,201	1,518,441	1,532,330	1,412,828	1,445,481	1,460,813	1,374,837
Total gross profit	1,988,239	1,947,955	1,945,652	1,918,364	1,735,870	1,749,439	1,707,910	1,587,390

Operating expenses:
Sales and marketing	445,879	431,417	455,250	522,894	524,587	678,963	682,455	698,346
Technology and product dev.	553,272	499,795	454,053	436,672	454,507	452,816	413,249	396,765
General and administrative	1,180,599	1,118,611	1,062,981	1,091,928	1,098,795	1,131,402	1,220,056	1,120,480
Depreciation and amortization	9,733	11,115	32,731	32,768	46,330	40,568	36,893	33,906
Stock-based comp. expense	453,288	115,909	75,089	114,340	314,565	286,242	112,151	112,326
Foreign currency transaction loss (gain)	10,025	4,980	14,589	(9,737)	(485)	(12,387)	(6,362)	6,272
Total operating expenses	2,652,796	2,181,827	2,094,693	2,188,865	2,438,299	2,577,604	2,458,442	2,368,095
Other income (expenses and income taxes)	16,322	14,264	12,615	5,238	(1,504)	(1,949)	(6,425)	1,599
Loss from continuing operations	(648,235)	(219,608)	(136,426)	(265,263)	(703,933)	(830,114)	(756,957)	(779,106)
Income from discontinued operations	-	-	-	-	-	-	113,314	141,616
Gain on sale of discontinued operations	55,698	41,720	51,216	69,277	79,353	57,149	241,196	-
Net income (loss)	(592,537)	(177,888)	(85,210)	(195,986)	(624,580)	(772,965)	(402,447)	(637,490)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.03)	$(0.03)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$0.01	$-
Net income (loss) per share	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.02)	$(0.03)
Basic weighted average common shares outstanding	23,787,836	23,644,787	23,560,781	23,498,796	23,455,654	23,380,437	23,369,727	23,265,939

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.03)	$(0.03)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$0.01	$-
Net income (loss) per share	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.02)	$(0.03)
Diluted weighted average common shares outstanding	23,787,836	23,644,787	23,560,781	23,498,796	23,455,654	23,380,437	23,369,727	23,265,939

Comparison of the Three and Six Months Ended December 31, 2018 and 2017

Results of Operations

	Three Months Ended December 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change

Revenue:
Platforms	$667,545	$413,404	$254,141	61.5%
Transactions	6,321,297	6,409,816	(88,519)	(1.4)%
Total revenue	6,988,842	6,823,220	165,622	2.4%

Cost of revenue:
Platforms	122,077	90,362	31,715	35.1%
Transactions	4,878,526	4,996,988	(118,462)	(2.4)%
Total cost of revenue	5,000,603	5,087,350	(86,747)	(1.7)%

Gross profit:
Platforms	545,468	323,042	222,426	68.9%
Transactions	1,442,771	1,412,828	29,943	2.1%
Total gross profit	1,988,239	1,735,870	252,369	14.5%

Operating expenses:
Sales and marketing	445,879	524,587	(78,708)	(15.0)%
Technology and product development	553,272	454,507	98,765	21.7%
General and administrative	1,180,599	1,098,795	81,804	7.4%
Depreciation and amortization	9,733	46,330	(36,597)	(79.0)%
Stock-based compensation expense	453,288	314,565	138,723	44.1%
Foreign currency transaction loss (gain)	10,025	(485)	10,510	2,167%
Total operating expenses	2,652,796	2,438,299	214,497	8.8%
Loss from operations	(664,557)	(702,429)	37,872	5.4%

Other income (expenses):
Interest expense	-	(3,000)	3,000	100.0%
Other income	23,764	11,312	12,452	110.1%
Total other income	23,764	8,312	15,452	185.9%

Loss from operations before provision for income taxes	(640,793)	(694,117)	53,324	7.7%
Provision for income taxes	(7,442)	(9,816)	2,374	24.2%

Loss from continuing operations	(648,235)	(703,933)	55,698	7.9%

Gain from sale of discontinued operations	55,698	79,353	(23,655)	(29.8)%

Net loss	$(592,537)	$(624,580)	$32,043	5.1%

	Six Months Ended December 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change

Revenue:
Platforms	$1,256,558	$801,349	$455,209	56.8%
Transactions	12,684,805	12,769,711	(84,906)	(0.7)%
Total revenue	13,941,363	13,571,060	370,303	2.7%

Cost of revenue:
Platforms	230,336	174,349	55,987	32.1%
Transactions	9,774,833	9,911,402	(136,569)	(1.4)%
Total cost of revenue	10,005,169	10,085,751	(80,582)	(0.8)%

Gross profit:
Platforms	1,026,222	627,000	399,222	63.7%
Transactions	2,909,972	2,858,309	51,663	1.8%
Total gross profit	3,936,194	3,485,309	450,885	12.9%

Operating expenses:
Sales and marketing	877,296	1,203,550	(326,254)	(27.1)%
Technology and product development	1,053,067	907,323	145,744	16.1%
General and administrative	2,299,210	2,230,197	69,013	3.1%
Depreciation and amortization	20,848	86,898	(66,050)	(76.0)%
Stock-based compensation expense	569,197	600,807	(31,610)	(5.3)%
Foreign currency transaction loss (gain)	15,005	(12,872)	27,877	216.6%
Total operating expenses	4,834,623	5,015,903	(181,280)	(3.6)%
Loss from operations	(898,429)	(1,530,594)	632,165	41.3%

Other income (expenses):
Interest expense	-	(6,000)	6,000	100.0%
Other income	47,249	24,114	23,135	95.9%
Total other income	47,249	18,114	29,135	160.8%

Loss from operations before provision for income taxes	(851,180)	(1,512,480)	661,300	43.7%
Provision for income taxes	(16,663)	(21,567)	4,904	22.7%

Loss from continuing operations	(867,843)	(1,534,047)	666,204	43.4%

Gain from sale of discontinued operations	97,418	136,502	(39,084)	(28.6)%

Net loss	$(770,425)	$(1,397,545)	$627,120	44.9%

 Revenue

	Three Months Ended December 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Revenue:
Platforms	$667,545	$431,404	$254,141	61.5%
Transactions	6,321,297	6,409,816	(88,519)	(1.4)%
Total revenue	$6,988,842	$6,823,220	$165,622	2.4%

Total revenue increased $165,622, or 2.4%, for the three months ended December 31, 2018 compared to the prior year, due to the following:

Category	Impact	Key Drivers
Platforms	$254,141	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	$88,519	Decreased primarily due to a reduction in orders from existing customers, largely offset by orders from new customers.

	Six Months Ended December 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Revenue:
Platforms	$1,256,558	$801,349	$455,209	56.8%
Transactions	12,684,805	12,769,711	(84,906)	(0.7)%
Total revenue	$13,941,363	$13,571,060	$370,303	2.7%

Total revenue increased $370,303, or 2.7%, for the six months ended December 31, 2018 compared to the prior year, due to the following:

Category	Impact	Key Drivers
Platforms	$455,209	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	$84,906	Decreased primarily due to a reduction in orders from existing customers, largely offset by orders from new customers.

 Cost of Revenue

	Three Months Ended December 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Cost of Revenue:
Platforms	$122,077	$90,362	$31,715	35.1%
Transactions	4,878,526	4,996,988	(118,462)	(2.4)%
Total cost of revenue	$5,000,603	$5,087,350	$(86,747)	(1.7)%

	Three Months Ended December 31,
	2018	2017	2018-2017 Change *
As a percentage of revenue:
Platforms	18.3%	21.9%	(3.6)%
Transactions	77.2%	78.0%	(0.8)%
Total	71.6%	74.6%	(3.0)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 3.0%, from 74.6% for the previous year to 71.6%, for the three months ended December 31, 2018.

Category	Impact as percentage of revenue	Key Drivers
Platforms	3.6%	Decreased primarily due to proportionally lower third-party data costs.
Transactions	0.8%	Decreased primarily due to proportionally lower personnel costs.

	Six Months Ended December 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Cost of Revenue:
Platforms	$230,336	$174,349	$55,987	32.1%
Transactions	9,774,833	9,911,402	(136,569)	(1.4)%
Total cost of revenue	$10,005,169	$10,085,751	$(80,582)	(0.8)%

	Six Months Ended December 31,
	2018	2017	2018-2017 Change *
As a percentage of revenue:
Platforms	18.3%	21.8%	(3.5)%
Transactions	77.1%	77.6%	(0.5)%
Total	71.8%	74.3%	(2.5)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.5%, from 74.3% for the previous year to 71.8%, for the six months ended December 31, 2018.

Category	Impact as percentage of revenue	Key Drivers
Platforms	3.5%	Decreased primarily due to proportionally lower third-party data costs.
Transactions	0.5%	Decreased primarily due to proportionally lower personnel costs, partially offset by a proportional increase in copyright costs.

Gross Profit

	Three Months Ended December 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Gross Profit:
Platforms	$545,468	$323,042	$222,426	68.9%
Transactions	1,442,771	1,412,828	29,943	2.1%
Total gross profit	$1,988,239	$1,735,870	$252,369	14.5%

	Three Months Ended December 31,
	2018	2017	2018-2017 Change *
As a percentage of revenue:
Platforms	81.7%	78.1%	3.6%
Transactions	22.8%	22.0%	0.8%
Total	28.4%	25.4%	3.0%

* The difference between current and prior period gross profit as a percentage of revenue

	Six Months Ended December 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Gross Profit:
Platforms	$1,026,222	$627,000	$399,222	63.7%
Transactions	2,909,972	2,858,309	51,663	1.8%
Total gross profit	$3,936,194	$3,485,309	$450,885	12.9%

	Six Months Ended December 31,
	2018	2017	2018-2017 Change *
As a percentage of revenue:
Platforms	81.7%	78.2%	3.5%
Transactions	22.9%	22.4%	0.5%
Total	28.2%	25.7%	2.5%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended December 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Operating Expenses:
Sales and marketing	$445,879	$524,587	$(78,708)	(15.0)%
Technology and product development	553,272	454,507	98,765	21.7%
General and administrative	1,180,599	1,098,795	81,804	7.4%
Depreciation and amortization	9,733	46,330	(36,597)	(79.0)%
Stock-based compensation expense	453,288	314,565	138,723	44.1%
Foreign currency transaction loss (gain)	10,025	(485)	10,510	2,167%
Total operating expenses	$2,652,796	$2,438,299	$214,497	8.8%

Category	Impact	Key Drivers
Sales and marketing	$78,708	Decreased primarily due to lower personnel costs.
Technology and product development	$98,765	Increased primarily due to greater personnel costs.
General and administrative	$81,804	Increased primarily due to greater personnel costs.

	Six Months Ended December 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Operating Expenses:
Sales and marketing	$877,296	$1,203,550	$(326,254)	(27.1)%
Technology and product development	1,053,067	907,323	145,744	16.1%
General and administrative	2,299,210	2,230,197	69,013	3.1%
Depreciation and amortization	20,848	86,898	(66,050)	(76.0)%
Stock-based compensation expense	569,197	600,807	(31,610)	(5.3)%
Foreign currency transaction loss (gain)	15,005	(12,872)	27,877	216.6%
Total operating expenses	$4,834,623	$5,015,903	$(181,280)	(3.6)%

Category	Impact	Key Drivers
Sales and marketing	$326,254	Decreased primarily due to lower personnel costs.
Technology and product development	$145,744	Increased primarily due to greater personnel costs.
General and administrative	$69,013	Increased primarily due to greater personnel costs.

Net Income (Loss)

	Three Months Ended December 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Net Income (Loss):
Loss from continuing operations	$(648,235)	$(703,933)	$55,698	7.9%
Income from discontinued operations	55,698	79,353	(23,655)	(29.8)%
Total net loss	$(592,537)	$(624,580)	$32,043	5.1%

Loss from continuing operations decreased $55,698 or 7.9%, for the three months ended December 31, 2018 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

	Six Months Ended December 31,
	2018	2017	2018-2017 $ Change	2018-2017 % Change
Net Income (Loss):
Loss from continuing operations	$(867,843)	$(1,534,047)	$666,204	43.4%
Income from discontinued operations	97,418	136,502	(39,084)	(28.6)%
Total net loss	$(770,425)	$(1,397,545)	$627,120	44.9%

Loss from continuing operations decreased $666,204 or 43.4%, for the six months ended December 31, 2018 compared to the prior year, primarily due to increased gross profit and decreased operating expenses as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
Consolidated Statements of Cash Flow Data:	2018	2017
Net cash used in operating activities	$(22,719)	$(690,161)
Net cash used in investing activities	(4,154)	(43,536)
Net cash used in financing activities	(113,278)	(102,955)

Effect of exchange rate changes	(6,501)	(12,678)
Net decrease in cash and cash equivalents	(146,652)	(849,330)
Cash and cash equivalents, beginning of period	4,908,180	5,773,950
Cash and cash equivalents, end of period	$4,761,528	$4,924,620

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of December 31, 2018, we had working capital of $2,796,824 and stockholders’ equity of $2,958,858. For the six months ended December 31, 2018, we recorded a net loss of $770,425, and cash used in operating activities was $22,719. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of December 31, 2018, we had cash and cash equivalents of $4,761,528, compared to $4,908,180 as of June 30, 2018, a decrease of $146,652. This decrease was primarily due to cash used in financing activities.

Operating Activities

Net cash used in operating activities was $22,719 for the six months ended December 31, 2018 and resulted primarily from a net loss of $770,425 and an increase in prepaid royalties of $367,792, partially offset by an increase in deferred revenue of $358,489.

Net cash used in operating activities was $690,161 for the six months ended December 31, 2017 and resulted primarily from a net loss of $1,397,545 and a decrease in accounts payable and accrued expenses of $1,389,286, partially offset by a decrease in accounts receivable of $1,726,200.

Investing Activities

Net cash used in investing activities was $4,154 for the six months ended December 31, 2018 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $43,536 for the six months ended December 31, 2017 and resulted from the purchase of intangible assets and property and equipment.

Financing Activities

Net cash used in financing activities was $113,278 for the six months ended December 31, 2018 and resulted from the repurchase of common stock.

Net cash used in financing activities was $102,955 for the six months ended December 31, 2017 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2018. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of December 31, 2018. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2018 and June 30, 2018, respectively.  As of December 31, 2018, there was approximately $2,153,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017	2018-2017 $ Change
Net loss	$(592,537)	$(624,580)	$32,043
Add (deduct):
Interest expense	-	3,000	(3,000)
Other (income) expense	(23,764)	(11,312)	(12,452)
Foreign currency transaction loss (gain)	10,025	(485)	10,510
Provision for income taxes	7,442	9,816	(2,374)
Depreciation and amortization	9,733	46,330	(36,597)
Stock-based compensation	453,288	314,565	138,723
Gain on sale of discontinued operations	(55,698)	(79,353)	23,655
Adjusted EBITDA	$(191,511)	$(342,019)	$150,508

	Six Months Ended December 31,
	2018	2017	2018-2017 $ Change
Net loss	$(770,425)	$(1,397,545)	$627,120
Add (deduct):
Interest expense	-	6,000	(6,000)
Other (income) expense	(47,249)	(24,114)	(23,135)
Foreign currency transaction loss (gain)	15,005	(12,872)	27,877
Provision for income taxes	16,663	21,567	(4,904)
Depreciation and amortization	20,848	86,898	(66,050)
Stock-based compensation	569,197	600,807	(31,610)
Gain on sale of discontinued operations	(97,418)	(136,502)	39,084
Adjusted EBITDA	$(293,379)	$(855,761)	$562,382

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended December 31, 2018, we repurchased 50,000 shares of our common stock under the repurchase plan at an average market price of approximately $2.27 per share for an aggregate amount of $113,278. As of December 31, 2018, $136,898 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	-	-	-	-
February 2018	-	-	-	$300,000
March 2018	19,750	$1.29	-	$274,523
April 2018	-	-	-	$274,523
May 2018	-	-	-	$274,523
June 2018	14,050	$1.73	-	$250,216
July 2018	-	-	-	$250,216
August 2018	-	-	-	$250,216
September 2018	34,200	$2.20	-	$174,976
October 2018	-	-	-	$174,976
November 2018	-	-	-	$174,976
December 2018	15,800	$2.41	-	$136,898
Total	83,800	$1.95	-	-

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: February 14, 2019		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: February 14, 2019		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished herewith

