Form 10-Q
period 2019-03-31
Research Solutions, Inc.
filed 2019-05-15
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares, $0.001 par value per share	RSSS	OTC:QB

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 8, 2019
Common Stock, $0.001 par value	24,334,102

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,303,084	$4,908,180
Accounts receivable, net of allowance of $100,175 and $115,040, respectively	4,366,975	4,251,251
Prepaid expenses and other current assets	279,376	326,887
Prepaid royalties	740,723	93,336
Total current assets	10,690,158	9,579,654

Other assets:
Property and equipment, net of accumulated depreciation of $781,042 and $749,923, respectively	38,327	59,043
Deposits and other assets	14,397	14,372
Right of use asset, net of accumulated amortization of $241,568 and $155,698, respectively	221,454	307,324
Total assets	$10,964,336	$9,960,393

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,734,212	$4,686,946
Deferred revenue	2,069,455	1,665,746
Lease liability, current portion	126,780	119,786
Total current liabilities	7,930,447	6,472,478

Long-term liabilities:
Lease liability, long-term portion	112,775	208,513
Total liabilities	8,043,222	6,680,991

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 24,230,661 and 24,016,999 shares issued and outstanding, respectively	24,231	24,017
Additional paid-in capital	23,445,548	22,904,691
Accumulated deficit	(20,442,704)	(19,554,599)
Accumulated other comprehensive loss	(105,961)	(94,707)
Total stockholders’ equity	2,921,114	3,279,402
Total liabilities and stockholders’ equity	$10,964,336	$9,960,393

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenue:
Platforms	$748,726	$489,219	$2,005,284	$1,290,568
Transactions	6,629,231	6,792,289	19,314,036	19,562,000
Total revenue	7,377,957	7,281,508	21,319,320	20,852,568

Cost of revenue:
Platforms	134,672	103,185	365,007	277,534
Transactions	5,063,624	5,259,959	14,838,457	15,171,361
Total cost of revenue	5,198,296	5,363,144	15,203,464	15,448,895
Gross profit	2,179,661	1,918,364	6,115,856	5,403,673

Operating expenses:
Selling, general and administrative	2,343,161	2,156,097	7,156,937	7,085,102
Depreciation and amortization	9,617	32,768	30,465	119,666
Total operating expenses	2,352,778	2,188,865	7,187,402	7,204,768
Loss from operations	(173,117)	(270,501)	(1,071,546)	(1,801,095)

Other income (expenses):
Interest expense	-	2,000	-	(4,000)
Other income	27,875	13,769	75,124	37,883
Total other income	27,875	15,769	75,124	33,883

Loss from operations before provision for income taxes	(145,242)	(254,732)	(996,422)	(1,767,212)
Provision for income taxes	(5,482)	(10,531)	(22,145)	(32,098)

Loss from continuing operations	(150,724)	(265,263)	(1,018,567)	(1,799,310)

Gain from sale of discontinued operations	33,044	69,277	130,462	205,779

Net loss	(117,680)	(195,986)	(888,105)	(1,593,531)

Other comprehensive income (loss):
Foreign currency translation	(5,216)	(7,385)	(11,254)	(23,051)
Comprehensive loss	$(122,896)	$(203,371)	$(899,359)	$(1,616,582)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$-	$(0.01)	$(0.04)	$(0.08)
Income per share from discontinued operations, basic and diluted	$-	$-	$-	$0.01
Net loss per share, basic and diluted	$-	$(0.01)	$(0.04)	$(0.07)
Weighted average common shares outstanding, basic and diluted	23,845,798	23,498,796	23,758,844	23,445,569

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Nine Months Ended March 31, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2018	24,016,999	$24,017	$22,904,691	$(19,554,599)	$(94,707)	$3,279,402

Fair value of vested stock options	-	-	39,648	-	-	39,648

Fair value of vested restricted common stock	130,127	130	76,131	-	-	76,261

Repurchase of common stock	(34,200)	(34)	(75,166)	-	-	(75,200)

Common stock issued upon exercise of stock options	3,750	4	(4)	-	-	-

Common stock issued upon exercise of warrants	39,000	39	(39)	-	-	-

Net loss for the period	-	-	-	(177,888)	-	(177,888)

Foreign currency translation	-	-	-	-	(4,370)	(4,370)

Balance, September 30, 2018	24,155,676	24,156	22,945,261	(19,732,487)	(99,077)	3,137,853

Fair value of vested stock options	-	-	375,795	-	-	375,795

Fair value of vested restricted common stock	20,087	20	77,473	-	-	77,493

Repurchase of common stock	(15,800)	(16)	(38,062)	-	-	(38,078)

Common stock issued upon exercise of stock options	79,050	79	(79)	-	-	-

Net loss for the period	-	-	-	(592,537)	-	(592,537)

Foreign currency translation	-	-	-	-	(1,668)	(1,668)

Balance, December 31, 2018	24,239,013	24,239	23,360,388	(20,325,024)	(100,745)	2,958,858

Fair value of vested stock options	-	-	55,795	-	-	55,795

Fair value of vested restricted common stock	12,148	12	75,265	-	-	75,277

Repurchase of common stock	(20,500)	(20)	(45,900)	-	-	(45,920)

Net loss for the period	-	-	-	(117,680)	-	(117,680)

Foreign currency translation	-	-	-	-	(5,216)	(5,216)

Balance, March 31, 2019	24,230,661	$24,231	$23,445,548	$(20,442,704)	$(105,961)	$2,921,114

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Nine Months Ended March 31, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2017	23,883,145	$23,883	$22,267,327	$(17,875,858)	$(70,729)	$4,344,623

Fair value of vested stock options	-	-	176,983	-	-	176,983

Fair value of vested restricted common stock	286,647	287	102,739	-	-	103,026

Repurchase of common stock	(34,800)	(35)	(39,637)	-	-	(39,672)

Modification cost of stock options	-	-	6,233	-	-	6,233

Net loss for the period	-	-	-	(772,965)	-	(772,965)

Foreign currency translation	-	-	-	-	(8,951)	(8,951)

Balance, September 30, 2017	24,134,992	24,135	22,513,645	(18,648,823)	(79,680)	3,809,277

Fair value of vested stock options	-	-	212,253	-	-	212,253

Fair value of vested restricted common stock	51,655	52	102,261	-	-	102,313

Repurchase of common stock	(52,300)	(52)	(63,231)	-	-	(63,283)

Common stock issued upon exercise of stock options	13,235	13	(13)	-	-	-

Net loss for the period	-	-	-	(624,580)	-	(624,580)

Foreign currency translation	-	-	-	-	(6,715)	(6,715)

Balance, December 31, 2017	24,147,582	24,148	22,764,915	(19,273,403)	(86,395)	3,429,265

Fair value of vested stock options	-	-	49,632	-	-	49,632

Fair value of vested restricted common stock	48,305	48	64,660	-	-	64,708

Forfeited restricted common stock	(214,324)	(214)	214	-	-	-

Repurchase of common stock	(19,750)	(20)	(25,458)	-	-	(25,478)

Common stock issued upon exercise of stock options	18,570	18	(18)	-	-	-

Net loss for the period	-	-	-	(195,986)	-	(195,986)

Foreign currency translation	-	-	-	-	(7,385)	(7,385)

Balance, March 31, 2018	23,980,383	$23,980	$22,853,945	$(19,469,389)	$(93,780)	$3,314,756

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018

Cash flow from operating activities:
Net loss	$(888,105)	$(1,593,531)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Gain from sale of discontinued operations	(130,462)	(205,779)
Depreciation and amortization	30,465	119,666
Amortization of lease right	85,870	82,537
Fair value of vested stock options	471,238	438,868
Fair value of vested restricted common stock	229,031	270,047
Modification cost of stock options	-	6,233
Changes in operating assets and liabilities:
Accounts receivable	(115,724)	1,129,242
Prepaid expenses and other current assets	177,973	99,788
Prepaid royalties	(647,387)	438,376
Accounts payable and accrued expenses	1,047,266	(1,755,082)
Deferred revenue	403,709	316,685
Lease liability	(88,744)	(82,125)
Net cash provided by (used in) operating activities	575,130	(735,075)

Cash flow from investing activities:
Purchase of property and equipment	(9,107)	(29,284)
Purchase of intangible assets	-	(57,452)
Net cash used in investing activities	(9,107)	(86,736)

Cash flow from financing activities:
Common stock repurchase and retirement	(159,198)	(128,433)
Net cash used in financing activities	(159,198)	(128,433)

Effect of exchange rate changes	(11,921)	(22,401)
Net increase (decrease) in cash and cash equivalents	394,904	(972,645)
Cash and cash equivalents, beginning of period	4,908,180	5,773,950
Cash and cash equivalents, end of period	$5,303,084	$4,801,305

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$22,145	$32,098
Cash paid for interest	$-	$4,000

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2019 and 2018 (Unaudited)

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

Cash denominated in Euros with a US Dollar equivalent of $110,574 and $109,585 at March 31, 2019 and June 30, 2018, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and nine months ended March 31, 2019 and 2018.

The Company has no customers that accounted for greater than 10% of accounts receivable at March 31, 2019 and June 30, 2018.

The following table summarizes vendor concentrations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Vendor A	16%	15%	18%	14%
Vendor B	12%	12%	12%	12%
Vendor C	*	*	11%	11%

* Less than 10%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $2,302 and $17,307, for the three and nine months ended March 31, 2019, respectively and a gain of $9,737 and $22,609, for the three and nine months ended March 31, 2018. Cash denominated in Euros with a US Dollar equivalent of $110,574 and $109,585 at March 31, 2019 and June 30, 2018, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Nine Months Ended March 31,		Year Ended June 30,
	2019	2018	2018	2017
Period end Euro : US Dollar exchange rate	1.12	1.23	1.17	1.14
Average period Euro : US Dollar exchange rate	1.15	1.19	1.19	1.09

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At March 31, 2019 potentially dilutive securities include options to acquire 3,465,335 shares of common stock, warrants to acquire 1,885,000 shares of common stock and unvested restricted common stock of 356,759.  At March 31, 2018 potentially dilutive securities include options to acquire 3,061,835 shares of common stock, warrants to acquire 1,985,000 shares of common stock and unvested restricted common stock of 434,197. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three and nine months ended March 31, 2019 and 2018 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The adoption of ASU 2018-07 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2019. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of March 31, 2019. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2019 and June 30, 2018, respectively.  As of March 31, 2019, there was approximately $2,227,000 of available credit.

Note 4. Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the fair value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the nine months ended March 31, 2019, the Company made payments of $88,744 towards the lease liability. As of March 31, 2019 and June 30, 2018, lease liability amounted to $239,555 and $328,299, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the nine months ended March 31, 2019 and 2018 was $108,912 and $105,661, respectively. The right of use asset at June 30, 2018 was $307,324. During the nine months ended March 31, 2019, the Company reflected amortization of right of use asset of $85,870 related to this lease, resulting in a net asset balance of $221,454 as of March 31, 2019.

Note 5. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of March 31, 2019, there were 565,129 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2018	2,991,835	$1.16	2,885,376	$1.15	106,459	$1.27
Granted	697,000	2.21	250,000	2.40	447,000	2.10
Options vesting	-	-	45,959	1.11	(45,959)	1.11
Exercised	(198,500)	1.34	(198,500)	1.34	-	-
Forfeited/Cancelled	(25,000)	1.05	(16,667)	1.05	(8,333)	1.05
Outstanding at March 31, 2019	3,465,335	$1.36	2,966,168	$1.24	499,167	$2.03

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the nine months ended March 31, 2019 and 2018.

	Nine Months Ended March 31,
	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	2.82% - 3.00%	1.45% - 2.60%
Expected life (in years)	5 - 6	2.6 - 6
Expected volatility	68% - 69%	70% - 76%

The weighted average remaining contractual life of all options outstanding as of March 31, 2019 was 5.85 years. The remaining contractual life for options vested and exercisable at March 31, 2019 was 6.05 years. Furthermore, the aggregate intrinsic value of options outstanding as of March 31, 2019 was $2,847,140, and the aggregate intrinsic value of options vested and exercisable at March 31, 2019 was $2,751,308, in each case based on the fair value of the Company’s common stock on March 31, 2019.

During the nine months ended March 31, 2019, the Company granted 697,000 options to employees with a fair value of $854,260.  The total fair value of options that vested during the nine months ended March 31, 2019 was $471,238 and is included in selling, general and administrative expenses in the accompanying statement of operations.  During the nine months ended March 31, 2019, the Company issued 82,800 shares of common stock upon the exercise of 198,500 options on a cashless basis.

As of March 31, 2019, the amount of unvested compensation related to stock options was $451,041 which will be recorded as an expense in future periods as the options vest.

Additional information regarding stock options outstanding and exercisable as of March 31, 2019 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	3.25	8,150
0.60	5,000	3.25	5,000
0.65	6,150	3.25	6,150
0.70	225,000	6.68	225,000
0.77	59,500	4.51	59,500
0.80	16,000	6.39	16,000
0.90	25,667	5.06	25,667
0.97	6,000	3.25	6,000
1.00	215,249	0.75	215,249
1.02	227,000	1.68	227,000
1.05	422,529	7.36	416,362
1.07	53,898	3.55	53,898
1.09	156,165	6.71	156,165
1.10	105,000	6.25	105,000
1.14	3,674	3.25	3,674
1.15	209,400	2.57	209,400
1.20	352,414	8.33	341,414
1.25	32,000	3.88	32,000
1.30	243,000	2.93	243,000
1.50	195,000	3.63	195,000
1.59	35,000	9.12	-
1.75	1,067	3.25	1,067
1.80	140,050	4.15	140,050
1.85	24,000	3.84	24,000
1.95	295,000	9.27	-
1.97	1,422	3.25	1,422
2.40	402,000	9.63	250,000
Total	3,465,335		2,966,168

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2018	1,985,000	$1.25
Granted	-	-
Exercised	(100,000)	1.22
Expired/Cancelled	-	-
Outstanding, March 31, 2019	1,885,000	$1.25
Exercisable, June 30, 2018	1,985,000	$1.25
Exercisable, March 31, 2019	1,885,000	$1.25

The intrinsic value for all warrants outstanding as of March 31, 2019 was $1,699,500, based on the fair value of the Company’s common stock on March 31, 2019. During the nine months ended March 31, 2019, the Company issued 39,000 shares of common stock upon the exercise of 100,000 warrants on a cashless basis.

Additional information regarding warrants outstanding and exercisable as of March 31, 2019 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	50,000	2.73	50,000
1.25	1,835,000	2.22	1,835,000
Total	1,885,000		1,885,000

Restricted Common Stock

Prior to July 1, 2018, the Company issued 1,996,304 shares of restricted common stock to employees valued at $2,031,026, of which 1,365,361 shares have vested, 214,324 shares with fair value of $188,203 have been forfeited, and $1,482,663 has been recognized as an expense. The balance of the non-vested restricted common stock was 416,619 at June 30, 2018.

During the nine months ended March 31, 2019, the Company issued an additional 162,362 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $335,709 based on the market price of our common stock ranging from $1.99 to $2.40 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vesting during the nine months ended March 31, 2019 was $229,031 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of March 31, 2019, the amount of unvested compensation related to issuances of restricted common stock was $466,838, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2018	416,619	$360,160	$1.08
Granted	162,362	335,709	2.07
Vested	(222,221)	(229,031)	1.01
Forfeited	-	-	-
Non-vested, March 31, 2019	356,760	$466,838	$1.57

Common Stock Repurchase and Retirement

Effective as of February 8, 2018, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2018 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $300,000 of outstanding common stock (at prices no greater than $3.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

Effective as of November 13, 2018, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2019 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $300,000 of outstanding common stock (at prices no greater than $3.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

During the nine months ended March 31, 2019, the Company repurchased 70,500 shares of our common stock from employees at an average market price of approximately $2.26 per share for an aggregate amount of $159,198.

As of March 31, 2019, $254,080 remains available under the 2019 plan to repurchase common stock from its employees. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

Note 6.  Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business pursuant to an Asset Purchase Agreement dated June 20, 2017. The aggregate net consideration for the sale included earn-out payments of 45% of gross margin over the 30-month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date). Realizable contingent consideration amounted to $130,462 for the nine months ended March 31, 2019 and is recorded as a gain from the sale of discontinued operations.

Note 7.  Subsequent Events

On April 3, 2019, the Company issued 3,441 shares of common stock upon the exercise of 11,000 options on a cashless basis.

On April 15, 2019, the Company issued 100,000 shares of common stock upon the exercise of 100,000 options at a price of $1.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2019	2018	2018	2018	2018	2017	2017	2017
Revenue:
Platforms	$748,726	$667,545	$589,013	$528,581	$489,219	$413,404	$387,945	$318,194
Transactions	6,629,231	6,321,297	6,363,508	6,637,292	6,792,289	6,409,816	6,359,895	6,521,313
Total revenue	7,377,957	6,988,842	6,952,521	7,165,873	7,281,508	6,823,220	6,747,840	6,839,507

Cost of revenue:
Platforms	134,672	122,077	108,259	101,370	103,185	90,362	83,987	71,097
Transactions	5,063,624	4,878,526	4,896,307	5,118,851	5,259,959	4,996,988	4,914,414	5,060,500
Total cost of revenue	5,198,296	5,000,603	5,004,566	5,220,221	5,363,144	5,087,350	4,998,401	5,131,597

Gross profit:
Platforms	614,054	545,468	480,754	427,211	386,034	323,042	303,958	247,097
Transactions	1,565,607	1,442,771	1,467,201	1,518,441	1,532,330	1,412,828	1,445,481	1,460,813
Total gross profit	2,179,661	1,988,239	1,947,955	1,945,652	1,918,364	1,735,870	1,749,439	1,707,910

Operating expenses:
Sales and marketing	542,641	445,879	431,417	455,250	522,894	524,587	678,963	682,455
Technology and product dev.	537,685	553,272	499,795	454,053	436,672	454,507	452,816	413,249
General and administrative	1,129,461	1,180,599	1,118,611	1,062,981	1,091,928	1,098,795	1,131,402	1,220,056
Depreciation and amortization	9,617	9,733	11,115	32,731	32,768	46,330	40,568	36,893
Stock-based comp. expense	131,072	453,288	115,909	75,089	114,340	314,565	286,242	112,151
Foreign currency transaction loss (gain)	2,302	10,025	4,980	14,589	(9,737)	(485)	(12,387)	(6,362)
Total operating expenses	2,352,778	2,652,796	2,181,827	2,094,693	2,188,865	2,438,299	2,577,604	2,458,442
Other income (expenses and income taxes)	22,393	16,322	14,264	12,615	5,238	(1,504)	(1,949)	(6,425)
Loss from continuing operations	(150,724)	(648,235)	(219,608)	(136,426)	(265,263)	(703,933)	(830,114)	(756,957)
Income from discontinued operations	-	-	-	-	-	-	-	113,314
Gain on sale of discontinued operations	33,044	55,698	41,720	51,216	69,277	79,353	57,149	241,196
Net income (loss)	(117,680)	(592,537)	(177,888)	(85,210)	(195,986)	(624,580)	(772,965)	(402,447)

Basic income (loss) per common share:
Loss per share from continuing operations	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.03)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$0.01
Net income (loss) per share	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.02)
Basic weighted average common shares outstanding	23,845,798	23,787,836	23,644,787	23,560,781	23,498,796	23,455,654	23,380,437	23,369,727

Diluted income (loss) per common share:
Loss per share from continuing operations	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.03)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$0.01
Net income (loss) per share	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.02)
Diluted weighted average common shares outstanding	23,845,798	23,787,836	23,644,787	23,560,781	23,498,796	23,455,654	23,380,437	23,369,727

Comparison of the Three and Nine Months Ended March 31, 2019 and 2018

Results of Operations

	Three Months Ended March 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change

Revenue:
Platforms	$748,726	$489,219	$259,507	53.0%
Transactions	6,629,231	6,792,289	(163,058)	(2.4)%
Total revenue	7,377,957	7,281,508	96,449	1.3%

Cost of revenue:
Platforms	134,672	103,185	31,487	30.5%
Transactions	5,063,624	5,259,959	(196,335)	(3.7)%
Total cost of revenue	5,198,296	5,363,144	(164,848)	(3.1)%

Gross profit:
Platforms	614,054	386,034	228,020	59.1%
Transactions	1,565,607	1,532,330	33,277	2.2%
Total gross profit	2,179,661	1,918,364	261,297	13.6%

Operating expenses:
Sales and marketing	542,641	522,894	19,747	3.8%
Technology and product development	537,685	436,672	101,013	23.1%
General and administrative	1,129,461	1,091,928	37,533	3.4%
Depreciation and amortization	9,617	32,768	(23,151)	(70.7)%
Stock-based compensation expense	131,072	114,340	16,732	14.6%
Foreign currency transaction loss (gain)	2,302	(9,737)	12,039	123.6%
Total operating expenses	2,352,778	2,188,865	163,913	7.5%
Loss from operations	(173,117)	(270,501)	97,384	36.0%

Other income (expenses):
Interest expense	-	2,000	(2,000)	(100.0)%
Other income	27,875	13,769	14,106	102.4%
Total other income	27,875	15,769	12,106	76.8%

Loss from operations before provision for income taxes	(145,242)	(254,732)	109,490	43.0%
Provision for income taxes	(5,482)	(10,531)	5,049	47.9%

Loss from continuing operations	(150,724)	(265,263)	114,539	43.2%

Gain from sale of discontinued operations	33,044	69,277	(36,233)	(52.3)%

Net loss	$(117,680)	$(195,986)	$78,306	40.0%

	Nine Months Ended March 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change

Revenue:
Platforms	$2,005,284	$1,290,568	$714,716	55.4%
Transactions	19,314,036	19,562,000	(247,964)	(1.3)%
Total revenue	21,319,320	20,852,568	466,752	2.2%

Cost of revenue:
Platforms	365,007	277,534	87,473	31.5%
Transactions	14,838,457	15,171,361	(332,904)	(2.2)%
Total cost of revenue	15,203,464	15,448,895	(245,431)	(1.6)%

Gross profit:
Platforms	1,640,277	1,013,034	627,243	61.9%
Transactions	4,475,579	4,390,639	84,940	1.9%
Total gross profit	6,115,856	5,403,673	712,183	13.2%

Operating expenses:
Sales and marketing	1,419,937	1,726,443	(306,506)	(17.8)%
Technology and product development	1,590,752	1,343,995	246,757	18.4%
General and administrative	3,428,672	3,322,126	106,546	3.2%
Depreciation and amortization	30,465	119,666	(89,201)	(74.5)%
Stock-based compensation expense	700,269	715,147	(14,878)	(2.1)%
Foreign currency transaction loss (gain)	17,307	(22,609)	39,916	176.5%
Total operating expenses	7,187,402	7,204,768	(17,366)	(0.2)%
Loss from operations	(1,071,546)	(1,801,095)	729,549	40.5%

Other income (expenses):
Interest expense	-	(4,000)	4,000	100.0%
Other income	75,124	37,883	37,241	98.3%
Total other income	75,124	33,883	41,241	121.7%

Loss from operations before provision for income taxes	(996,422)	(1,767,212)	770,790	43.6%
Provision for income taxes	(22,145)	(32,098)	9,953	31.0%

Loss from continuing operations	(1,018,567)	(1,799,310)	780,743	43.4%

Gain from sale of discontinued operations	130,462	205,779	(75,317)	(36.6)%

Net loss	$(888,105)	$(1,593,531)	$705,426	44.3%

 Revenue

	Three Months Ended March 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Revenue:
Platforms	$748,726	$489,219	$259,507	53.0%
Transactions	6,629,231	6,792,289	(163,058)	(2.4)%
Total revenue	$7,377,957	$7,281,508	$96,449	1.3%

Total revenue increased $96,449, or 1.3%, for the three months ended March 31, 2019 compared to the prior year, due to the following:

Category		Impact	Key Drivers
Platforms	á	$259,507	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	â	$163,058	Decreased primarily due to a reduction in orders from existing customers, largely offset by orders from new customers.

	Nine Months Ended March 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Revenue:
Platforms	$2,005,284	$1,290,568	$714,716	55.4%
Transactions	19,314,036	19,562,000	(247,964)	(1.3)%
Total revenue	$21,319,320	$20,852,568	$466,752	2.2%

Total revenue increased $466,752, or 2.2%, for the nine months ended March 31, 2019 compared to the prior year, due to the following:

Category		Impact	Key Drivers
Platforms	á	$714,716	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	â	$247,964	Decreased primarily due to a reduction in orders from existing customers, largely offset by orders from new customers.

 Cost of Revenue

	Three Months Ended March 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Cost of Revenue:
Platforms	$134,672	$103,185	$31,487	30.5%
Transactions	5,063,624	5,259,959	(196,335)	(3.7)%
Total cost of revenue	$5,198,296	$5,363,144	$(164,848)	(3.1)%

	Three Months Ended March 31,
	2019	2018	2019-2018 Change *
As a percentage of revenue:
Platforms	18.0%	21.1%	(3.1)%
Transactions	76.4%	77.4%	(1.0)%
Total	70.5%	73.7%	(3.2)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 3.2%, from 73.7% for the previous year to 70.5%, for the three months ended March 31, 2019.

Category		Impact as percentage of revenue	Key Drivers
Platforms	â	3.1%	Decreased primarily due to proportionally lower third-party data costs.
Transactions	â	1.0%	Decreased primarily due to proportionally lower copyright costs.

	Nine Months Ended March 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Cost of Revenue:
Platforms	$365,007	$277,534	$87,473	31.5%
Transactions	14,838,457	15,171,361	(332,904)	(2.2)%
Total cost of revenue	$15,203,464	$15,448,895	$(245,431)	(1.6)%

	Nine Months Ended March 31,
	2019	2018	2019-2018 Change *
As a percentage of revenue:
Platforms	18.2%	21.5%	(3.3)%
Transactions	76.8%	77.6%	(0.8)%
Total	71.3%	74.1%	(2.8)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.8%, from 74.1% for the previous year to 71.3%, for the nine months ended March 31, 2019.

Category		Impact as percentage of revenue	Key Drivers
Platforms	â	3.3%	Decreased primarily due to proportionally lower third-party data costs.
Transactions	â	0.8%	Decreased primarily due to proportionally lower personnel costs.

Gross Profit

	Three Months Ended March 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Gross Profit:
Platforms	$614,054	$386,034	$228,020	59.1%
Transactions	1,565,607	1,532,330	33,277	2.2%
Total gross profit	$2,179,661	$1,918,364	$261,297	13.6%

	Three Months Ended March 31,
	2019	2018	2019-2018 Change *
As a percentage of revenue:
Platforms	82.0%	78.9%	3.1%
Transactions	23.6%	22.6%	1.0%
Total	29.5%	26.3%	3.2%

* The difference between current and prior period gross profit as a percentage of revenue

	Nine Months Ended March 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Gross Profit:
Platforms	$1,640,277	$1,013,034	$627,243	61.9%
Transactions	4,475,579	4,390,639	84,940	1.9%
Total gross profit	$6,115,856	$5,403,673	$712,183	13.2%

	Nine Months Ended March 31,
	2019	2018	2019-2018 Change *
As a percentage of revenue:
Platforms	81.8%	78.5%	3.3%
Transactions	23.2%	22.4%	0.8%
Total	28.7%	25.9%	2.8%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Operating Expenses:
Sales and marketing	$542,641	$522,894	$19,747	3.8%
Technology and product development	537,685	436,672	101,013	23.1%
General and administrative	1,129,461	1,091,928	37,533	3.4%
Depreciation and amortization	9,617	32,768	(23,151)	(70.7)%
Stock-based compensation expense	131,072	114,340	16,732	14.6%
Foreign currency transaction loss (gain)	2,302	(9,737)	12,039	123.6%
Total operating expenses	$2,352,778	$2,188,865	$163,913	7.5%

Category		Impact	Key Drivers
Sales and marketing	á	$19,747	Increased primarily due to greater personnel costs.
Technology and product development	á	$101,013	Increased primarily due to greater personnel costs.
General and administrative	á	$37,533	Increased primarily due to greater personnel costs.

	Nine Months Ended March 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Operating Expenses:
Sales and marketing	$1,419,937	$1,726,443	$(306,506)	(17.8)%
Technology and product development	1,590,752	1,343,995	246,757	18.4%
General and administrative	3,428,672	3,322,126	106,546	3.2%
Depreciation and amortization	30,465	119,666	(89,201)	(74.5)%
Stock-based compensation expense	700,269	715,147	(14,878)	(2.1)%
Foreign currency transaction loss (gain)	17,307	(22,609)	39,916	176.5%
Total operating expenses	$7,187,402	$7,204,768	$(17,366)	(0.2)%

Category		Impact	Key Drivers
Sales and marketing	â	$306,506	Decreased primarily due to lower personnel costs.
Technology and product development	á	$246,757	Increased primarily due to greater personnel costs.
General and administrative	á	$106,546	Increased primarily due to greater personnel costs.

Net Income (Loss)

	Three Months Ended March 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Net Income (Loss):
Loss from continuing operations	$(150,724)	$(265,263)	$114,539	43.2%
Income from discontinued operations	33,044	69,277	(36,233)	(52.3)%
Total net loss	$(117,680)	$(195,986)	$78,306	40.0%

Loss from continuing operations decreased $114,539 or 43.2%, for the three months ended March 31, 2019 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

	Nine Months Ended March 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Net Income (Loss):
Loss from continuing operations	$(1,018,567)	$(1,799,310)	$780,743	43.4%
Income from discontinued operations	130,462	205,779	(75,317)	(36.6)%
Total net loss	$(888,105)	$(1,593,531)	$705,426	44.3%

Loss from continuing operations decreased $780,743 or 43.4%, for the nine months ended March 31, 2019 compared to the prior year, primarily due to increased gross profit and decreased operating expenses as described above.

Liquidity and Capital Resources

	Nine Months Ended March 31,
Consolidated Statements of Cash Flow Data:	2019	2018
Net cash provided by (used in) operating activities	$575,130	$(735,075)
Net cash used in investing activities	(9,107)	(86,736)
Net cash used in financing activities	(159,198)	(128,433)

Effect of exchange rate changes	(11,921)	(22,401)
Net increase (decrease) in cash and cash equivalents	394,904	(972,645)
Cash and cash equivalents, beginning of period	4,908,180	5,773,950
Cash and cash equivalents, end of period	$5,303,084	$4,801,305

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of March 31, 2019, we had working capital of $2,759,711 and stockholders’ equity of $2,921,114. For the nine months ended March 31, 2019, we recorded a net loss of $888,105, and cash provided by operating activities was $575,130. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of March 31, 2019, we had cash and cash equivalents of $5,303,084, compared to $4,908,180 as of June 30, 2018, an increase of $394,904. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $575,130 for the nine months ended March 31, 2019 and resulted primarily from an increase in accounts payable and accrued expenses of $1,047,266 and an increase in deferred revenue of $403,709, partially offset by a net loss of $888,105 and an increase in prepaid royalties of $647,387.

Net cash used in operating activities was $735,075 for the nine months ended March 31, 2018 and resulted primarily from a net loss of $1,593,531 and a decrease in accounts payable and accrued expenses of $1,755,082, partially offset by a decrease in accounts receivable of $1,129,242 and a decrease in prepaid royalties of $438,376.

Investing Activities

Net cash used in investing activities was $9,107 for the nine months ended March 31, 2019 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $86,736 for the nine months ended March 31, 2018 and resulted from the purchase of intangible assets and property and equipment.

Financing Activities

Net cash used in financing activities was $159,198 for the nine months ended March 31, 2019 and resulted from the repurchase of common stock.

Net cash used in financing activities was $128,433 for the nine months ended March 31, 2018 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2019. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of March 31, 2019. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2019 and June 30, 2018, respectively.  As of March 31, 2019, there was approximately $2,227,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	2019-2018 $ Change
Net loss	$(117,680)	$(195,986)	$78,306
Add (deduct):
Interest expense	-	(2,000)	2,000
Other (income) expense	(27,875)	(13,769)	(14,106)
Foreign currency transaction loss (gain)	2,302	(9,737)	12,039
Provision for income taxes	5,482	10,531	(5,049)
Depreciation and amortization	9,617	32,768	(23,151)
Stock-based compensation	131,072	114,340	16,732
Gain on sale of discontinued operations	(33,044)	(69,277)	36,233
Adjusted EBITDA	$(30,126)	$(133,130)	$103,004

	Nine Months Ended March 31,
	2019	2018	2019-2018 $ Change
Net loss	$(888,105)	$(1,593,531)	$705,426
Add (deduct):
Interest expense	-	4,000	(4,000)
Other (income) expense	(75,124)	(37,883)	(37,241)
Foreign currency transaction loss (gain)	17,307	(22,609)	39,916
Provision for income taxes	22,145	32,098	(9,953)
Depreciation and amortization	30,465	119,666	(89,201)
Stock-based compensation	700,269	715,147	(14,878)
Gain on sale of discontinued operations	(130,462)	(205,779)	75,317
Adjusted EBITDA	$(323,505)	$(988,891)	$665,386

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of November 13, 2018, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2019 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $300,000 of outstanding common stock (at prices no greater than $3.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

During the quarter ended March 31, 2019, we repurchased 70,500 shares of our common stock from employees at an average market price of approximately $2.26 per share for an aggregate amount of $159,198.

As of March 31, 2019, $254,080 remains available under the 2019 plan to repurchase common stock from our employees. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	-	-	-	$300,000
February 2019	-	-	-	$300,000
March 2019	20,500	$2.24	-	$254,080
Total	20,500	$2.24	-	-

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz
Peter Victor Derycz
Date: May 15, 2019		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban
Alan Louis Urban
Date: May 15, 2019		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith

