Form 10-K
period 2019-06-30
Research Solutions, Inc.
filed 2019-09-19
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☑       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $19,317,128 based on the closing price of $2.45 per share as reported on the OTCQB as of that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 13, 2019
Common Stock, $0.001 par value	24,470,255

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

PART I

Item 1. Business

Company Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2019: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

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

Platforms

Our cloud-based SaaS research intelligence platform consists of proprietary software and Internet-based interfaces sold to customers for an annual subscription fee. Legacy functionality allows customers to initiate orders, route orders for the lowest cost acquisition, manage transactions, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. Customers can also enhance the information resources they already own or license and collaborate around bibliographic information.

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

Transactions

Our Platform provides our customers with a single source to the universe of published STM content that includes over 70 million existing STM articles and over one million newly published STM articles each year. STM content is sold to our customers on a transaction basis. Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users.

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

Company Services

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASC 606"). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. We adopted the guidance of ASC 606 on July 1, 2018. The implementation of ASC 606 had no impact on the consolidated financial statements and no cumulative effect adjustment was recognized.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We derive our revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud based SaaS research intelligence platform (“Platforms”) and the transactional sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

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

Transactions

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. We recognize revenue from single article delivery services upon delivery to the customer provided all other revenue recognition criteria have been met.

Customers and Suppliers

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2019 and 2018.

Approximately 39% and 38% of our content cost for the years ended June 30, 2019 and 2018, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future.

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

Employees

As of September 13, 2019, we had 135 full time employees.

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

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For our fiscal years ended June 30, 2019 and 2018, we incurred a net loss of $959,958 and $1,678,741, respectively. As of June 30, 2019, we had an accumulated deficit of $20,514,557. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2019 and 2018. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 39% and 38% of our content cost for the years ended June 30, 2019 and 2018, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

We are exposed to credit risk on our accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

There were no customers that accounted for greater than 10% of our accounts receivable as of June 30, 2019 and 2018. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

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

We currently have a line of credit with Silicon Valley Bank, maturing on December 31, 2019, under which there were no outstanding borrowings as of June 30, 2019. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. We were in compliance with these covenants as of June 30, 2019, however, our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

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

As of September 13, 2019, Peter Victor Derycz, our President and Chief Executive Officer, had voting power equal to approximately 15% of votes eligible to be cast at a meeting of our stockholders. Paul Kessler, the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and had, as of September 13, 2019, voting power equal to approximately 20% of votes eligible to be cast at a meeting of our stockholders. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together currently have the ability to exert significant influence over the election of directors, and other matters submitted to a vote of all of our stockholders. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our common stock is currently quoted on the OTCQB tier of the OTC Markets Group Inc., under the symbol “RSSS.” On September 13, 2019, the last reported sale price of our common stock on the OTCQB was $2.64. As a result, our common stock constitutes a “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2019 we had issued and outstanding 24,375,948 shares of common stock and we had 5,709,581 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2019, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2019, we could issue up to 69,914,471 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

	High Bid	Low Bid
Year Ended June 30, 2019:
First Quarter (July 1 – September 30)	$2.20	$1.50
Second Quarter (October 1 – December 31)	$2.45	$1.60
Third Quarter (January 1 – March 31)	$2.37	$2.00
Fourth Quarter (April 1 – June 30)	$2.60	$2.00

Year Ended June 30, 2018:
First Quarter (July 1 – September 30)	$1.16	$0.90
Second Quarter (October 1 – December 31)	$1.24	$1.02
Third Quarter (January 1 – March 31)	$1.29	$1.01
Fourth Quarter (April 1 – June 30)	$1.83	$1.25

As of September 13, 2019, we had a total of 24,470,255 shares of our common stock outstanding and the closing sales price was $2.64 per share on the OTCQB. According to the records of our transfer agent, we had 38 record holders of our common stock as of September 13, 2019. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

During the years ended June 30, 2019 and 2018, we repurchased 88,250 and 120,900 shares of our common stock under the repurchase plan at an average price of approximately $2.27 and $1.26 per share, respectively, for an aggregate amount of $200,023 and $152,739, respectively. As of June 30, 2019, $213,255 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	-	-	-	$254,080
May 2019	-	-	-	$254,080
June 2019	17,750	$2.30	-	$213,255
Total	17,750	$2.30	-	-

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2019 and 2018 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2019: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

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

Platforms

Our cloud-based SaaS research intelligence platform consists of proprietary software and Internet-based interfaces sold to customers for an annual subscription fee. Legacy functionality allows customers to initiate orders, route orders for the lowest cost acquisition, manage transactions, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. Customers can also enhance the information resources they already own or license and collaborate around bibliographic information.

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

Transactions

Our Platform provides our customers with a single source to the universe of published STM content that includes over 70 million existing STM articles and over one million newly published STM articles each year. STM content is sold to our customers on a transaction basis. Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASC 606"). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. We adopted the guidance of ASC 606 on July 1, 2018. The implementation of ASC 606 had no impact on the consolidated financial statements and no cumulative effect adjustment was recognized.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We derive our revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud based SaaS research intelligence platform (“Platforms”) and the transactional sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

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

Transactions

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. We recognize revenue from single article delivery services upon delivery to the customer provided all other revenue recognition criteria have been met.

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

Allowance for doubtful accounts

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding.  We established an allowance for doubtful accounts of $100,175 and $115,040 as of June 30, 2019 and 2018, respectively.

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

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2019	2018
Period end Euro : US Dollar exchange rate	1.14	1.17
Average period Euro : US Dollar exchange rate	1.14	1.19

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of fiscal years 2019 and 2018:

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2019	2019	2018	2018	2018	2018	2017	2017
Revenue:
Platforms	$803,917	$748,726	$667,545	$589,013	$528,581	$489,219	$413,404	$387,945
Transactions	6,670,685	6,629,231	6,321,297	6,363,508	6,637,292	6,792,289	6,409,816	6,359,895
Total revenue	7,474,602	7,377,957	6,988,842	6,952,521	7,165,873	7,281,508	6,823,220	6,747,840

Cost of revenue:
Platforms	142,368	134,672	122,077	108,259	101,370	103,185	90,362	83,987
Transactions	5,104,629	5,063,624	4,878,526	4,896,307	5,118,851	5,259,959	4,996,988	4,914,414
Total cost of revenue	5,246,997	5,198,296	5,000,603	5,004,566	5,220,221	5,363,144	5,087,350	4,998,401

Gross profit:
Platforms	661,549	614,054	545,468	480,754	427,211	386,034	323,042	303,958
Transactions	1,566,056	1,565,607	1,442,771	1,467,201	1,518,441	1,532,330	1,412,828	1,445,481
Total gross profit	2,227,605	2,179,661	1,988,239	1,947,955	1,945,652	1,918,364	1,735,870	1,749,439

Operating expenses:
Sales and marketing	659,108	542,641	445,879	431,417	455,250	522,894	524,587	678,963
Technology and product dev.	549,198	537,685	553,272	499,795	454,053	436,672	454,507	452,816
General and administrative	1,060,269	1,129,461	1,180,599	1,118,611	1,062,981	1,091,928	1,098,795	1,131,402
Depreciation and amortization	8,351	9,617	9,733	11,115	32,731	32,768	46,330	40,568
Stock-based comp. expense	126,903	131,072	453,288	115,909	75,089	114,340	314,565	286,242
Foreign currency transaction loss (gain)	7,193	2,302	10,025	4,980	14,589	(9,737)	(485)	(12,387)
Total operating expenses	2,411,022	2,352,778	2,652,796	2,181,827	2,094,693	2,188,865	2,438,299	2,577,604
Other income (expenses and income taxes)	27,289	22,393	16,322	14,264	12,615	5,238	(1,504)	(1,949)
Loss from continuing operations	(156,128)	(150,724)	(648,235)	(219,608)	(136,426)	(265,263)	(703,933)	(830,114)
Income from discontinued operations	-	-	-	-	-	-	-	-
Gain on sale of discontinued operations	84,275	33,044	55,698	41,720	51,216	69,277	79,353	57,149
Net income (loss)	(71,853)	(117,680)	(592,537)	(177,888)	(85,210)	(195,986)	(624,580)	(772,965)

Basic income (loss) per common share:
Loss per share from continuing operations	$-	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$-	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Basic weighted average common shares outstanding	23,987,137	23,845,798	23,787,836	23,644,787	23,560,781	23,498,796	23,455,654	23,380,437

Diluted income (loss) per common share:
Loss per share from continuing operations	$-	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$-	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Diluted weighted average common shares outstanding	23,987,137	23,845,798	23,787,836	23,644,787	23,560,781	23,498,796	23,455,654	23,380,437

Comparison of the Years Ended June 30, 2019 and 2018

Results of Operations

	Year Ended June 30,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Revenue:
Platforms	$2,809,201	$1,819,149	$990,052	54.4%
Transactions	25,984,721	26,199,292	(214,571)	(0.8)%
Total revenue	28,793,922	28,018,441	775,481	2.8%

Cost of revenue:
Platforms	507,375	378,904	128,471	33.9%
Transactions	19,943,086	20,290,212	(347,126)	(1.7)%
Total cost of revenue	20,450,461	20,669,116	(218,655)	(1.1)%

Gross profit:
Platforms	2,301,826	1,440,245	861,581	59.8%
Transactions	6,041,635	5,909,080	132,555	2.2%
Total gross profit	8,343,461	7,349,325	994,136	13.5%

Operating expenses:
Sales and marketing	2,079,045	2,181,694	(102,649)	(4.7)%
Technology and product development	2,139,950	1,798,048	341,902	19.0%
General and administrative	4,488,941	4,385,106	103,835	2.4%
Depreciation and amortization	38,816	152,397	(113,581)	(74.5)%
Stock-based compensation expense	827,172	790,236	36,936	4.7%
Foreign currency transaction loss (gain)	24,500	(8,020)	32,520	405.5%
Total operating expenses	9,598,424	9,299,461	298,963	3.2%
Loss from operations	(1,254,963)	(1,950,136)	695,173	35.6%

Other income (expenses):
Interest expense	-	(4,000)	4,000	100.0%
Other income	107,308	58,179	49,129	84.4%
Total other income	107,308	54,179	53,129	98.1%

Loss from operations before provision for income taxes	(1,147,655)	(1,895,957)	748,302	39.5%
Provision for income taxes	(27,040)	(39,779)	12,739	32.0%

Loss from continuing operations	(1,174,695)	(1,935,736)	761,041	39.3%

Gain from sale of discontinued operations	214,737	256,995	(42,258)	(16.4)%

Net loss	$(959,958)	$(1,678,741)	$718,783	42.8%

Revenue

	Years Ended June 30,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Revenue:
Platforms	$2,809,201	$1,819,149	$990,052	54.4%
Transactions	25,984,721	26,199,292	(214,571)	(0.8)%
Total revenue	$28,793,922	$28,018,441	$775,481	2.8%

Total revenue increased $775,481, or 2.8%, for the year ended June 30, 2019 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$990,052	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↓	$214,571	Decreased primarily due to a reduction in orders from existing customers, largely offset by orders from new customers.

Cost of Revenue

	Years Ended June 30,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Cost of Revenue:
Platforms	$507,375	$378,904	$128,471	33.9%
Transactions	19,943,086	20,290,212	(347,126)	(1.7)%
Total cost of revenue	$20,450,461	$20,669,116	$(218,655)	(1.1)%

	Years Ended June 30,
	2019	2018	2019-2018 Change *
As a percentage of revenue:
Platforms	18.1%	20.8%	(2.7)%
Transactions	76.7%	77.4%	(0.7)%
Total	71.0%	73.8%	(2.8)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.8%, from 73.8% for the previous year to 71.0%, for the year ended June 30, 2019.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↓	2.7%	Decreased primarily due to proportionally lower third-party data costs.
Transactions	↓	0.7%	Decreased primarily due to proportionally lower personnel and copyright costs.

Gross Profit

	Years Ended June 30,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Gross Profit:
Platforms	$2,301,826	$1,440,245	$861,581	59.8%
Transactions	6,041,635	5,909,080	132,555	2.2%
Total gross profit	$8,343,461	$7,349,325	$994,136	13.5%

	Years Ended June 30,
	2019	2018	2019-2018 Change *
As a percentage of revenue:
Platforms	81.9%	79.2%	2.7%
Transactions	23.3%	22.6%	0.7%
Total	29.0%	26.2%	2.8%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Years Ended June 30,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Operating Expenses:
Sales and marketing	$2,079,045	$2,181,694	$(102,649)	(4.7)%
Technology and product development	2,139,950	1,798,048	341,902	19.0%
General and administrative	4,488,941	4,385,106	103,835	2.4%
Depreciation and amortization	38,816	152,397	(113,581)	(74.5)%
Stock-based compensation expense	827,172	790,236	36,936	4.7%
Foreign currency transaction loss (gain)	24,500	(8,020)	32,520	405.5%
Total operating expenses	$9,598,424	$9,299,461	$298,963	3.2%

Category	Impact		Key Drivers
Sales and marketing	↓	$102,649	Decreased primarily due to lower personnel costs.
Technology and product development	↑	$341,902	Increased primarily due to greater personnel costs.
General and administrative	↑	$103,835	Increased primarily due to greater personnel costs.

Interest Expense

For the year ended June 30, 2019, interest expense was $0, compared to $4,000 for the prior year, a decrease of $4,000.

Provision for Income Taxes

During the years ended June 30, 2019 and 2018, we recorded a provision for income taxes of $27,040 and $39,779, respectively, a decrease of $12,739.

Net Income (Loss)

	Year Ended June 30,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Net Income (Loss):
Loss from continuing operations	$(1,174,695)	$(1,935,736)	$761,041	39.3%
Income from discontinued operations	214,737	256,995	(42,258)	(16.4)%
Total net loss	$(959,958)	$(1,678,741)	$718,783	42.8%

Loss from continuing operations decreased $761,041 or 39.3%, for the year ended June 30, 2019 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

Liquidity and Capital Resources

	Year Ended June 30,
Consolidated Statements of Cash Flow Data:	2019	2018
Net cash provided by (used in) operating activities	$576,446	$(605,314)
Net cash used in investing activities	(15,828)	(86,736)
Net cash used in financing activities	(100,023)	(152,739)

Effect of exchange rate changes	(15,685)	(20,981)
Net increase (decrease) in cash and cash equivalents	444,910	(865,770)
Cash and cash equivalents, beginning of period	4,908,180	5,773,950
Cash and cash equivalents, end of period	$5,353,090	$4,908,180

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of June 30, 2019, we had working capital of $2,867,562 and stockholders’ equity of $3,031,715. For the year ended June 30, 2019, we recorded a net loss of $959,958, cash provided by operating activities was $576,446. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of June 30, 2019, we had cash and cash equivalents of $5,353,090, compared to $4,908,180 as of June 30, 2018, an increase of $444,910. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $576,446 for the year ended June 30, 2019 and resulted primarily from an increase in deferred revenue of $644,460, a decrease in prepaid expenses and other current assets of $218,033 and an increase in accounts payable and accrued expenses of $175,949, partially offset by an increase in accounts receivable of $241,918 and a decrease in lease liability of $119,786.

Net cash used in operating activities was $605,314 for the year ended June 30, 2018 and resulted primarily from net loss and reconciling items of $882,509, and a decrease in accounts payable and accrued expenses of $1,756,110, partially offset by an increase in accounts receivable of $1,214,048, an increase in prepaid royalties of $472,946, and an increase in deferred revenue of $330,271.

Investing Activities

Net cash used in investing activities was $15,828 for the year ended June 30, 2019 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $86,736 for the year ended June 30, 2018 and resulted from the purchase of intangible assets and property and equipment.

 Financing Activities

Net cash used in financing activities was $100,023 for the year ended June 30, 2019 and resulted from the repurchase of common stock partially offset by proceeds from the exercise of stock options.

Net cash used in financing activities was $152,739 for the year ended June 30, 2018 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2019. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of June 30, 2019. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2019 and June 30, 2018, respectively.  As of June 30, 2019, there was approximately $2,215,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the year ended June 30, 2019 and 2018:

	Years Ended June 30,
	2019	2018	2019-2018 $ Change
Net loss	$(959,958)	$(1,678,741)	$718,783
Add (deduct):
Interest expense	-	4,000	(4,000)
Other (income) expense	(107,308)	(58,179)	(49,129)
Foreign currency transaction loss (gain)	24,500	(8,020)	32,520
Provision for income taxes	27,040	39,779	(12,739)
Depreciation and amortization	38,816	152,397	(113,581)
Stock-based compensation	827,172	790,236	36,936
Gain on sale of discontinued operations	(214,737)	(256,995)	42,258
Adjusted EBITDA	$(364,475)	$(1,015,523)	$651,048

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

Item 8.     Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Research Solutions, Inc. and Subsidiaries

Encino, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc. (the “Company”) and Subsidiaries as of June 30, 2019 and 2018, the related statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2006.

/s/ Weinberg and Company, P.A

Los Angeles, California

September 19, 2019

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,353,090	$4,908,180
Accounts receivable, net of allowance of $100,175 and $115,040, respectively	4,493,169	4,251,251
Prepaid expenses and other current assets	323,591	326,887
Prepaid royalties	-	93,336
Total current assets	10,169,850	9,579,654

Other assets:
Property and equipment, net of accumulated depreciation of $789,788 and $749,923, respectively	36,828	59,043
Deposits and other assets	14,406	14,372
Right of use asset, net of accumulated amortization of $270,777 and $155,698, respectively	192,245	307,324
Total assets	$10,413,329	$9,960,393

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,862,895	$4,686,946
Deferred revenue	2,310,206	1,665,746
Lease liability, current portion	129,187	119,786
Total current liabilities	7,302,288	6,472,478

Long-term liabilities:
Lease liability, long-term portion	79,326	208,513
Total liabilities	7,381,614	6,680,991

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 24,375,948 and 24,016,999 shares issued and outstanding, respectively	24,376	24,017
Additional paid-in capital	23,631,481	22,904,691
Accumulated deficit	(20,514,557)	(19,554,599)
Accumulated other comprehensive loss	(109,585)	(94,707)
Total stockholders’ equity	3,031,715	3,279,402
Total liabilities and stockholders’ equity	$10,413,329	$9,960,393

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

	Years Ended
	June 30,
	2019	2018
Revenue:
Platforms	$2,809,201	$1,819,149
Transactions	25,984,721	26,199,292
Total revenue	28,793,922	28,018,441

Cost of revenue:
Platforms	507,375	378,904
Transactions	19,943,086	20,290,212
Total cost of revenue	20,450,461	20,669,116
Gross profit	8,343,461	7,349,325

Operating expenses:
Selling, general and administrative	9,559,608	9,147,064
Depreciation and amortization	38,816	152,397
Total operating expenses	9,598,424	9,299,461
Loss from operations	(1,254,963)	(1,950,136)

Other income (expenses):
Interest expense	-	(4,000)
Other income	107,308	58,179
Total other income	107,308	54,179

Loss from operations before provision for income taxes	(1,147,655)	(1,895,957)
Provision for income taxes	(27,040)	(39,779)

Loss from continuing operations	(1,174,695)	(1,935,736)

Gain from sale of discontinued operations	214,737	256,995

Net loss	(959,958)	(1,678,741)

Other comprehensive loss:
Foreign currency translation	(14,878)	(23,978)
Comprehensive loss	$(974,836)	$(1,702,719)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$(0.05)	$(0.08)
Income per share from discontinued operations, basic and diluted	$0.01	$0.01
Net loss per share, basic and diluted	$(0.04)	$(0.07)
Weighted average common shares outstanding, basic and diluted	23,815,761	23,473,105

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

For the Years Ended June 30, 2019 and 2018

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, July 1, 2017	23,883,145	23,883	22,267,327	(17,875,858)	(70,729)	4,344,623

Fair value of vested stock options	-	-	451,475	-	-	451,475

Fair value of vested restricted common stock	423,107	424	332,105	-	-	332,529

Forfeited restricted common stock	(214,324)	(214)	214	-	-	-

Repurchase and retirement of common stock	(120,900)	(121)	(152,618)	-	-	(152,739)

Modification cost of stock options	-	-	6,233	-	-	6,233

Common stock issued upon exercise of stock options	45,971	45	(45)	-	-	-

Net loss	-	-	-	(1,678,741)	-	(1,678,741)

Foreign currency translation	-	-	-	-	(23,978)	(23,978)

Balance, June 30, 2018	24,016,999	24,017	22,904,691	(19,554,599)	(94,707)	3,279,402

Fair value of vested stock options	-	-	523,978	-	-	523,978

Fair value of vested restricted common stock	170,245	170	303,024	-	-	303,194

Repurchase and retirement of common stock	(88,250)	(88)	(199,935)	-	-	(200,023)

Common stock issued upon exercise of stock options	237,954	238	99,762	-	-	100,000

Common stock issued upon exercise of warrants	39,000	39	(39)	-	-	-

Net loss	-	-	-	(959,958)	-	(959,958)

Foreign currency translation	-	-	-	-	(14,878)	(14,878)

Balance, June 30, 2019	24,375,948	$24,376	$23,631,481	$(20,514,557)	$(109,585)	$3,031,715

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2019	2018

Cash flow from operating activities:
Net loss	$(959,958)	$(1,678,741)
Adjustment to reconcile net loss to net cash used in operating activities of continuing operations:
Gain from sale of discontinued operations	(214,737)	(256,995)
Depreciation and amortization	38,816	152,397
Amortization of lease right	115,079	110,593
Fair value of vested stock options	523,978	451,475
Fair value of vested restricted common stock	303,194	332,529
Modification cost of stock options	-	6,233
Changes in operating assets and liabilities:
Accounts receivable	(241,918)	1,214,048
Prepaid expenses and other current assets	218,033	126,928
Prepaid royalties	93,336	472,946
Deposits and other assets	-	-
Accounts payable and accrued expenses	175,949	(1,756,110)
Deferred revenue	644,460	330,271
Lease liability	(119,786)	(110,888)
Net cash provided by (used in) operating activities	576,446	(605,314)

Cash flow from investing activities:
Purchase of property and equipment	(15,828)	(29,284)
Purchase of intangible assets	-	(57,452)
Net cash used in investing activities	(15,828)	(86,736)

Cash flow from financing activities:
Common stock repurchase and retirement	(200,023)	(152,739)
Proceeds from the exercise of stock options	100,000	-
Net cash used in financing activities	(100,023)	(152,739)

Effect of exchange rate changes	(15,685)	(20,981)
Net increase (decrease) in cash and cash equivalents	444,910	(865,770)
Cash and cash equivalents, beginning of period	4,908,180	5,773,950
Cash and cash equivalents, end of period	$5,353,090	$4,908,180

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$27,040	$39,779
Cash paid for interest	$-	$4,000

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2019 and 2018

Note 1. Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2019: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business line, but specifically excluding billed accounts receivable and respective liabilities, pursuant to an Asset Purchase Agreement dated June 20, 2017.  The aggregate net consideration for the sale is comprised of $450,000 paid on the closing date, and earn-out payments of 45% of gross margin over the 30 month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable.

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

Platforms

Our cloud-based SaaS research intelligence platform consists of proprietary software and Internet-based interfaces sold to customers for an annual subscription fee. Legacy functionality allows customers to initiate orders, route orders for the lowest cost acquisition, manage transactions, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. Customers can also enhance the information resources they already own or license and collaborate around bibliographic information.

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

Transactions

Our Platform provides our customers with a single source to the universe of published STM content that includes over 70 million existing STM articles and over one million newly published STM articles each year. STM content is sold to our customers on a transaction basis. Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users.

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2019 or 2018 under these requirements.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.  The Company established an allowance for doubtful accounts of $100,175 and $115,040 as of June 30, 2019 and 2018, respectively.

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

Cash denominated in Euros with a US Dollar equivalent of $63,933 and $109,585 at June 30, 2019 and 2018, respectively, was held in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the years ended June 30, 2019 and 2018.

The Company has no customers that accounted for greater than 10% of accounts receivable as of June 30, 2019 and 2018.

The following table summarizes our content costs from our vendors:

	Year Ended June 30,
	2019	2018
Vendor A	17%	15%
Vendor B	12%	12%
Vendor C	10%	11%

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2019 and 2018, the Company did not recognize any impairments for its property and equipment.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASC 606"). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. The Company adopted the guidance of ASC 606 on July 1, 2018. The implementation of ASC 606 had no impact on the consolidated financial statements and no cumulative effect adjustment was recognized.

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

Transactions

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. We recognize revenue from single article delivery services upon delivery to the customer provided all other revenue recognition criteria have been met.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $24,500 and a gain of $8,020, for the years ended June 30, 2019 and 2018, respectively. Cash denominated in Euros with a US Dollar equivalent of $63,933 and $109,585 at June 30, 2019 and 2018, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2019	2018
Period end Euro : US Dollar exchange rate	1.14	1.17
Average period Euro : US Dollar exchange rate	1.14	1.19

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At June 30, 2019 potentially dilutive securities include options to acquire 3,287,335 shares of common stock, warrants to acquire 1,885,000 shares of common stock and unvested restricted common stock of 311,535.  At June 30, 2018 potentially dilutive securities include options to acquire 2,991,835 shares of common stock, warrants to acquire 1,985,000 shares of common stock and unvested restricted common stock of 416,619. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the years ended June 30, 2019 and 2018 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 amends certain disclosure requirements pertaining to fair value measurement, and is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consists of the following as of June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Computer equipment	$504,652	$489,540
Software	282,080	279,817
Furniture and fixtures	39,884	39,609
Total	826,616	808,966
Less accumulated depreciation	(789,788)	(749,923)
Net, Property and equipment	$36,828	$59,043

Depreciation expense for the years ended June 30, 2019 and 2018 was $38,816 and $53,075, respectively.

Note 4. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2019. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of June 30, 2019. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2019 and June 30, 2018, respectively.  As of June 30, 2019, there was approximately $2,215,000 of available credit.

Note 5. Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the fair value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the twelve months ended June 30, 2019, the Company made payments of $119,786 towards the lease liability. As of June 30, 2019 and 2018, lease liability amounted to $208,513 and $328,299, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the years ended June 30, 2019 and 2018 was $144,963 and $142,742, respectively. The right of use asset at June 30, 2018 was $307,324. During the years ended June 30, 2019 and 2018, the Company reflected amortization of right of use asset of $115,079 and $110,593 related to this lease, respectively, resulting in a net asset balance of $192,245 as of June 30, 2019.

Future minimum lease payments under the leases are as follows:

Years Ending June 30,	Amount
2020	$135,035
2021	80,356
Total payments	215,391
Less: Amount representing interest	6,878
Present value of net minimum lease payments	208,513
Less: Current portion	129,187
Non-current portion	$79,326

Note 6. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2019, there were 537,246 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2017	3,130,310	1.15	2,994,851	1.15	135,459	1.07
Granted	807,000	1.31	750,000	1.30	57,000	1.44
Options vesting	-	-	74,333	1.07	(74,333)	1.07
Exercised	(462,766)	1.19	(462,766)	1.19	-	-
Forfeited/Cancelled	(482,709)	1.31	(471,042)	1.32	(11,667)	1.07
Outstanding at June 30, 2018	2,991,835	1.16	2,885,376	1.15	106,459	1.27
Granted	717,000	2.22	250,000	2.40	467,000	2.12
Options vesting	-	-	105,042	1.49	(105,042)	1.49
Exercised	(396,500)	1.19	(396,500)	1.19	-	-
Forfeited/Cancelled	(25,000)	1.05	(16,667)	1.05	(8,333)	1.05
Outstanding at June 30, 2019	3,287,335	$1.38	2,827,251	$1.27	460,084	$2.09

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2019 and 2018.

	Years Ended June 30,
	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	2.82% - 3.00%	1.45% - 2.88%
Expected life (in years)	5 - 6	2.6 - 6.0
Expected volatility	68% - 69%	68% - 76%

The weighted average remaining contractual life of all options outstanding as of June 30, 2019 was 6.13 years. The remaining contractual life for options vested and exercisable at June 30, 2018 was 6.39 years. Furthermore, the aggregate intrinsic value of options outstanding as of June 30, 2019 was $4,588,211, and the aggregate intrinsic value of options vested and exercisable at June 30, 2019 was $4,268,743, in each case based on the fair value of the Company’s common stock on June 30, 2019.

During the year ended June 30, 2019, the Company granted 717,000 options to employees and directors with a fair value of $881,860.  The total fair value of options that vested during the year ended June 30, 2019 was $523,978 and was included in selling, general and administrative expenses in the accompanying statement of operations. As of June 30, 2019, the amount of unvested compensation related to the unvested options was $425,901 which will be recorded as an expense in future periods as the options vest. During the year ended June 30, 2019, the Company issued 92,954 shares of common stock upon the exercise of 221,500 options on a cashless basis and the Company issued 145,000 shares of common stock on the exercise of 175,000 for cash and common stock, resulting in proceeds to the Company of $100,000.

During the year ended June 30, 2018, the Company granted 807,000 options to employees and directors with a fair value of $455,040.  The total fair value of options that vested during the year ended June 30, 2018 was $451,475 and was included in selling, general and administrative expenses in the accompanying statement of operations. As of June 30, 2018, the amount of unvested compensation related to these options was $73,353 which will be recorded as an expense in future periods as the options vest. During the year ended June 30, 2018, the Company issued 45,971 shares of common stock upon the exercise of 462,766 options on a cashless basis.

On September 30, 2017, options originally issued to a former director to purchase an aggregate of 17,600 shares of the Company’s common stock were modified to extend the exercise period from three months to approximately five years.  Stock-based compensation cost of $6,233 was recorded during the year ended June 30, 2018 as a result of the modification.

Additional information regarding stock options outstanding and exercisable as of June 30, 2019 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	3.00	8,150
0.60	5,000	3.00	5,000
0.65	6,150	3.00	6,150
0.70	225,000	6.44	225,000
0.77	59,500	4.26	59,500
0.80	16,000	6.15	16,000
0.90	25,667	4.81	25,667
0.97	6,000	3.00	6,000
1.00	28,249	4.43	28,249
1.02	227,000	1.43	227,000
1.05	422,529	7.11	419,446
1.07	53,898	3.30	53,898
1.09	151,165	6.44	151,165
1.10	105,000	6.01	105,000
1.14	3,674	3.00	3,674
1.15	209,400	5.12	209,400
1.20	352,414	8.08	343,247
1.25	32,000	3.63	32,000
1.30	243,000	2.68	243,000
1.50	195,000	3.38	195,000
1.59	35,000	8.87	14,583
1.75	1,067	3.00	1,067
1.80	134,050	3.89	134,050
1.85	24,000	3.59	24,000
1.95	295,000	9.02	39,583
1.97	1,422	3.00	1,422
2.40	402,000	9.38	250,000
2.50	20,000	9.89	-
Total	3,287,335		2,827,251

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2017	1,985,000	$1.25
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, June 30, 2018	1,985,000	1.25
Granted	-	-
Exercised	(100,000)	1.22
Expired/Cancelled	-	-
Outstanding, June 30, 2019	1,885,000	$1.25
Exercisable, June 30, 2018	1,985,000	$1.25
Exercisable, June 30, 2019	1,885,000	$1.25

During the year ended June 30, 2018, the Company issued 39,000 shares of common stock upon the exercise of 100,000 warrants on a cashless basis. The intrinsic value for all warrants outstanding as of June 30, 2019 was $2,887,050, based on the fair value of the Company’s common stock on June 30, 2019.

Additional information regarding warrants outstanding and exercisable as of June 30, 2019 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	100,000	2.48	100,000
1.25	1,835,000	1.97	1,835,000
Total	1,885,000		1,885,000

Restricted Common Stock

Prior to July 1, 2017, the Company issued 1,573,197 shares of restricted common stock to employees valued at $1,563,074, of which $1,150,136 had been recognized as an expense. As of June 30, 2017, 513,194 of these shares with a grant date fair value of $412,938 had not yet vested.

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

During the year ended June 30, 2019, the Company issued an additional 170,245 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $355,417 based on the market price of our common stock ranging from $1.99 to $2.50 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vested during the year ended June 30, 2019 and 2018 was $303,194 and $332,527, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations. As of June 30, 2019, the amount of unvested compensation related to issuances of restricted common stock was $412,383, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2017	513,194	$412,938	$0.92
Granted	423,107	467,952	1.11
Vested	(305,358)	(332,527)	0.91
Forfeited	(214,324)	(188,203)	1.00
Non-vested, June 30, 2018	416,619	360,160	1.08
Granted	170,245	355,417	2.09
Vested	(275,329)	(303,194)	1.05
Forfeited	-	-	-
Non-vested, June 30, 2019	311,535	$412,383	$1.66

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

During the years ended June 30, 2019 and 2018, we repurchased 88,250 and 120,900 shares of our common stock under the repurchase plan at an average price of approximately $2.27 and $1.26 per share, respectively, for an aggregate amount of $200,023 and $152,739, respectively. As of June 30, 2019, $213,255 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2017	34,800	$1.14	-	-
December 2017	52,300	$1.21	-	-
March 2018	19,750	$1.29	-	-
June 2018	14,050	$1.73	-	-
Year ended June 30, 2018	120,900	$1.26	-	-

September 2018	34,200	$2.20	-	-
December 2018	15,800	$2.41	-	-
March 2019	20,500	$2.24	-	$254,080
June 2019	17,750	$2.30	-	$213,255
Year ended June 30, 2019	88,250	$2.27	-	$213,255

1 Consists of shares of common stock purchased from employees to satisfy tax obligations in connection with the vesting of stock incentive awards.

Note 7. Contingencies and Commitments

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

Note 8. Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2019 and 2018:

	Years Ended June 30,
	2019	2018
Current
Federal	$-	$-
State	2,088	2,629
Foreign (Mexico)	24,952	37,150
Deferred
Federal	-	-
Foreign	-	-
State	-	-
Provision for income tax expense	$27,040	$39,779

During the year ended June 30, 2019, the Company recorded a provision for income tax expense of $27,040 which consisted of $2,088 in state income tax payments and $24,952 in foreign (Mexico) income tax payments. During the year ended June 30, 2018, the Company recorded a provision for income tax expense of $39,779 which consisted of $2,629 in state income tax payments and $37,150 in foreign (Mexico) income tax payments.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended June 30,
	2019	2018
Federal income tax rate	21.0%	34.0%
State tax, net of federal benefit	(5.0)%	(5.0)%
Permanent differences	4.8%	2.8%
Change in valuation allowance	(23.6)%	(34.1)%
Effective income tax rate	(2.8)%	(2.4)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2019 and 2018 are as follows:

	June 30, 2019	June 30, 2018
Deferred tax assets:
Federal net operating loss carryforward	$2,587,483	$2,585,767
State net operating loss carryforward	387,834	387,112
Intangibles amortization	156,196	156,196
Stock based compensation	1,351,437	1,177,731
Other	176,403	165,901
Total deferred tax assets	4,659,353	4,472,707
Deferred tax liability:
Fixed asset depreciation	46,299	40,248
Net deferred tax assets	4,705,652	4,512,955
Less valuation allowance	(4,705,652)	(4,512,955)
	$-	$-

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2019 and 2018 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.  The net change in the valuation allowance for the year ended June 30, 2019 was an increase of $192,695.

At June 30, 2019 and 2018, the Company had federal net operating loss (“NOL”) carryforwards of approximately $12,735,000 and $11,750,000, respectively, and state NOL carryforwards of approximately $6,445,000 and $6,500,000, respectively. Federal NOLs could, if unused, completely expire in 2034. State NOLs, if unused, completely expire in 2039.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2019 and 2018, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2019 and 2018, the Company has no accrued interest or penalties related to uncertain tax positions.

Company is subject to taxation in the United States and various states and Mexico. The Company is subject to United States federal or state income tax examinations by tax authorities for fiscal years after 2015.

Note 9. Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business line, but specifically excluding billed accounts receivable and respective liabilities, pursuant to an Asset Purchase Agreement dated June 20, 2017.  The aggregate net consideration for the sale is comprised of $450,000 paid on the closing date, and earn-out payments of 45% of gross margin over the 30 month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable, which amounted to $214,737 and $256,995 for the years ended June 30, 2019 and 2018, respectively.

Note 10. Subsequent Events

Stock Options

On August 2, 2019, the Company issued 24,307 shares of common stock upon the exercise of 40,000 options on a cashless basis.

Restricted Common Stock

On August 1, 2019, the Company issued 70,000 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $192,500 based on the market price of our common stock of $2.75 per share on the date of grant, which will be amortized over the three-year vesting period.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2019, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control - Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2019.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of September 13, 2019:

Name	Age	Position	Date of Appointment
Peter Victor Derycz	57	Chief Executive Officer, President and Director	January 6, 2006
Alan Louis Urban	50	Chief Financial Officer and Secretary	November 3, 2011
Scott Ahlberg	56	Chief Operating Officer	July 1, 2007
Marc Nissan	43	Chief Technology Officer	July 1, 2007
Rogier van Erkel	44	Chief Sales Officer	July 2, 2018
Yohann Georgel	33	Chief Marketing Officer	June 11, 2018
John Regazzi (1)(3)	71	Chairman of the Board	June 22, 2015
Gen. Merrill McPeak (1)(2)	83	Director	November 5, 2010
Chad J. Cooper (1)(4)	49	Director	March 31, 2016
Roy W. Olivier (1)	60	Director	January 9, 2018

(1)	Member of Audit Committee, Compensation Committee, and Nominating and Governance Committee
(2)	Chairman of the Compensation Committee
(3)	Chairman of the Audit Committee
(4)	Chairman of the Nominating and Governance Committee

 Peter Victor Derycz – Chief Executive Officer and President, Director

Mr. Derycz founded Reprints Desk and has served as its Chief Executive Officer and President since January 6, 2006. Mr. Derycz also served as Chairman of the Board from January 6, 2006 through August 19, 2015. Mr. Derycz was a founder of Infotrieve, Inc. in 1989 and served as its President from February 2003 until September 2003. He served as the Chief Executive Officer of Puerto Luperon, Ltd. (Bahamas), a real estate development company, from January 2004 until December 2005. He served on the International Advisory Board of the San Jose State University School of Information, and served as a member of the board of directors of Insignia Systems, Inc. (NASDAQ:ISIG), a consumer products advertising company from 2006 to 2014. Mr. Derycz received a B.A. in Psychology from the University of California at Los Angeles. Our board of directors believes that Mr. Derycz’ familiarity with our day-to-day operations, his strategic vision for our business and his past leadership and management experience make him uniquely qualified to serve as a director.

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

John Regazzi – Chairman of the Board

Mr. Regazzi was appointed to our board of directors on June 22, 2015 and was appointed Chairman of the Board effective August 20, 2015. Mr. Regazzi is an information services and IT industry innovator, with more than four decades of experience. He is currently managing director of Akoya Capital Partners, a sector-focused private investment firm, where for the last few years he has served as its professional information services sector leader. He has also been a professor at the Long Island University’s College of Education, Information and Technology since 2005, and has served as dean of LIU’s College of Information and Computer Science. Before joining Akoya Capital Partners, Mr. Regazzi served for several years as CEO of Elsevier Inc. and managing director of the NYSE-listed Reed Elsevier, the world’s largest publisher and information services company for journal and related scientific, technical and medical content. At Reed Elsevier, he oversaw its expansive electronic publishing portfolio, with a program staff of 3,000 and revenues exceeding $1 billion. He was previously CEO of Engineering Information, which he helped turn around before being acquired by Reed Elsevier. As a recognized industry thought leader, Mr. Regazzi has designed, launched, and managed some of the most innovative and well-known information services in the professional communities, including the Engineering Village, Science Direct, Scirus and Scopus, as well as numerous other electronic information services dating back to the early days of the online and CD-ROM industries. Mr. Regazzi has served on a variety of corporate and industry boards, including the British Standards Institute Group and the American Institute of Physics, and he recently was appointed and serves as chairman of the board of National Technical Information Service, a division of the U.S. Department of Commerce. He currently serves as chairman of DiSTI and Convergered Security Solutions (CSS), both Akoya portfolio companies. Mr. Regazzi earned his B.S. from St. Johns University, M.A. from University of Iowa, M.S. from Columbia University, and Ph.D. in Information Science from Rutgers University. Our board of directors concluded that Mr. Regazzi should serve as a director in light of his extensive experience in the information services industry.

General Merrill McPeak – Director

Gen. McPeak was appointed to our Board of directors on November 5, 2010. He is President of McPeak and Associates, a company he founded in 1995. From 1990 until his retirement from active military service in late-1994, he was chief of staff of the U.S. Air Force. During this period, he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad. As a member of the Joint Chiefs of Staff, he and the other service chiefs were military advisors to the Secretary of Defense and the President. Gen. McPeak has served on the board of directors of several publicly traded companies, including long service with Trans World Airlines, Inc. and with the test and measurement company, Tektronix, Inc. He was for many years Chairman of the Board of ECC International Corp., until that company was acquired by Cubic Corporation. Currently, Gen. McPeak is a director of Iovance Biotherapeutics (IOVA, NASDAQ). General McPeak was a founding investor, director and chairman of Ethicspoint, Inc., a software-as-a-service provider of secure, confidential employee reporting systems, that was acquired by private equity at a return making it one of Oregon’s most successful business startups in decades. Our board of directors concluded that Gen. McPeak should serve as a director in light of his demonstrated leadership abilities and years of experience serving on the boards of directors of numerous publicly traded corporations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed during the fiscal year ended June 30, 2019 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with except as follows: each of Messrs. Georgel, Nissan and van Erkel failed to timely file a Form 3; each of Messrs. Derycz, Georgel, Urban and van Erkel failed to timely file a Form 4 reporting one transaction; Mr. Nissan failed to timely file two Form 4s each reporting one transaction; and Mr. Ahlberg failed to timely file two Form 4s, the first reporting one transaction and the second reporting two transactions.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2019 and 2018

Name and principle Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($)		All other compensation ($)	Total ($)
Peter Victor Derycz	2019	350,200	84,988	106,462	(1)	-		14,155	558,254
Chief Executive Officer and President	2018	340,000	119,367	108,910	(2)	-		12,474	580,751

Alan Louis Urban	2019	257,500	63,056	78,985	(3)	-		15,892	415,433
Chief Financial Officer and Secretary	2018	250,000	88,545	82,281	(4)	-		14,523	435,349

Scott Ahlberg	2019	226,600	63,056	78,985	(3)			16,021	384,662
Chief Operating Officer	2018	220,000	88,545	77,186	(5)	30,750	(6)	14,768	431,249

(1)	Represents the grant date fair value of 40,340 shares of restricted stock granted on August 9, 2018, 4,677 shares of restricted stock granted on November 13, 2018, 3,766 shares of restricted stock granted on February 7, 2019, and 2,444 shares of restricted stock granted on May 17, 2019. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(2)	Represents the grant date fair value of 62,487 shares of restricted stock granted on August 22, 2017, 10,975 shares of restricted stock granted on November 21, 2017, 12,185 shares of restricted stock granted on February 8, 2018, and 11,315 shares of restricted stock granted on May 10, 2018. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(3)	Represents the grant date fair value of 29,929 shares of restricted stock granted on August 9, 2018, 3,470 shares of restricted stock granted on November 13, 2018, 2,794 shares of restricted stock granted on February 7, 2019, and 1,813 shares of restricted stock granted on May 17, 2019. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(4)	Represents the grant date fair value of 47,829 shares of restricted stock granted on August 22, 2017, 8,136 shares of restricted stock granted on November 21, 2017, 9,030 shares of restricted stock granted on February 8, 2018, and 8,395 shares of restricted stock granted on May 10, 2018. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(5)	Represents the grant date fair value of 42,834 shares of restricted stock granted on August 22, 2017, 8,136 shares of restricted stock granted on November 21, 2017, 9,030 shares of restricted stock granted on February 8, 2018, and 8,395 shares of restricted stock granted on May 10, 2018. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(6)	Represents the grant date fair value of options granted on September 30, 2017 to purchase 75,000 shares of common stock at an exercise price of $1.50. The grant date fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.45%; volatility of 76%; expected term of 2.6 years; and no dividend yield. The stock options vest over a three year period, with a one year cliff vesting period, and expire on December 21, 2022.

Employment Agreements

Peter Victor Derycz

On July 1, 2010, we entered into an executive employment agreement with Mr. Derycz which was subsequently amended on June 30, 2019. Under the terms of the executive employment agreement, Mr. Derycz has agreed to serve as our Chief Executive Officer and President on an at-will basis. The term of the agreement ends on June 30, 2020. The agreement provides for a base salary of $360,700 per year. No part of Mr. Derycz’s salary is allocated to his duties as a director of our company.

The agreement contains provisions that prohibit Mr. Derycz from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Derycz of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Derycz will be eligible to receive an amount equal to six (6) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. Mr. Derycz may terminate the agreement at any time, with or without reason, upon four weeks’ advance written notice.

Alan Louis Urban

On November 3, 2011, we entered into an executive employment agreement with Mr. Urban which was subsequently amended on June 30, 2019. Under the terms of the executive employment agreement, Mr. Urban has agreed to serve as our Chief Financial Officer on an at-will basis. The term of the agreement ends on June 30, 2020. The agreement provides for a base salary of $265,225 per year.

The agreement contains provisions that prohibit Mr. Urban from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Urban of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Urban will be eligible to receive an amount equal to six (6) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. Mr. Urban may terminate the agreement at any time, with or without reason, upon four weeks’ advance written notice.

Scott Ahlberg

On July 1, 2010, we entered into an executive employment agreement with Mr. Ahlberg which was subsequently amended on June 30, 2019. Under the terms of the executive employment agreement, Mr. Ahlberg has agreed to serve as Chief Operating Officer on an at-will basis. The term of the agreement ends on June 30, 2020. The agreement provides for a base salary of $233,400 per year.

The agreement contains provisions that prohibit Mr. Ahlberg from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Ahlberg of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Ahlberg will be eligible to receive an amount equal to six (6) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. Mr. Ahlberg may terminate the agreement at any time, with or without reason, upon four weeks’ advance written notice.

Marc Nissan

On July 1, 2013, we entered into an executive employment agreement with Mr. Nissan which was subsequently amended on June 30, 2019. Under the terms of the executive employment agreement, Mr. Nissan has agreed to serve as Chief Technology Officer on an at-will basis. The term of the agreement ends on June 30, 2020. The agreement provides for a base salary of $238,700 per year.

The agreement contains provisions that prohibit Mr. Nissan from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Nissan of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Nissan will be eligible to receive an amount equal to six (6) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. Mr. Nissan may terminate the agreement at any time, with or without reason, upon four weeks’ advance written notice.

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

Yohann Georgel

On June 11, 2018, Mr. Georgel was hired and agreed to serve as our Chief Marketing Officer.  On July 1, 2019, we entered into a consulting agreement with Mr. Georgel. The agreement provides for total compensation of approximately $240,000 per year assuming certain performance targets are attained

The agreement contains provisions that prohibit Mr. Georgel from soliciting our customers or employees during his service with us. The agreement also contains provisions that restrict disclosure by Mr. Georgel of our confidential information and assign ownership to us of inventions related to our business that are created by him during his service with us. Either party may terminate the agreement at any time, with or without reason, upon 30 days notice.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2019

The following table sets forth information regarding stock options, warrants and other stock awards (restricted stock) for each named executive officer as of June 30, 2019.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2019

Name	Number of securities underlying unexercised options/warrants exercisable (#)	Number of securities underlying unexercised options/warrants unexercisable (#)	Option/ Warrant exercise price ($)	Option/ Warrant expiration date (1)	Stock Awards: Number of shares of stock that have not vested (#)		Stock Awards: Market value of shares of stock that have not vested ($)
Peter Victor Derycz	32,000	-	$1.25	2/13/2023	-		-
	16,000	-	$1.85	5/20/2023	-		-
	6,000	-	$1.25	6/23/2021	-		-
	-	-	-	-	556	(2)	$1,098	(3)
	-	-	-	-	1,884	(4)	$2,335	(5)
	-	-	-	-	3,487	(6)	$4,498	(7)
	-	-	-	-	20,829	(8)	$21,246	(9)
	-	-	-	-	4,573	(10)	$5,488	(11)
	-	-	-	-	6,093	(12)	$7,006	(13)
	-	-	-	-	6,600	(14)	$10,495	(15)
	-	-	-	-	40,340	(16)	$80,277	(17)
	-	-	-	-	4,677	(18)	$11,225	(19)
	-	-	-	-	3,766	(20)	$8,850	(21)
	-	-	-	-	2,444	(22)	$6,110	(23)

Alan Louis Urban	100,000	-	$1.02	7/27/2020	-		-
	125,000	-	$1.30	3/5/2022	-		-
	24,000	-	$1.15	2/6/2023	-		-
	1,800	-	$1.25	6/23/2021	-		-
	-	-	-	-	417	(2)	$437	(3)
	-	-	-	-	1,413	(4)	$1,611	(5)
	-	-	-	-	2,615	(6)	$2,615	(7)
	-	-	-	-	15,943	(8)	$16,262	(9)
	-	-	-	-	3,390	(10)	$4,068	(11)
	-	-	-	-	4,515	(12)	$5,192	(13)
	-	-	-	-	4,897	(14)	$7,786	(15)
	-	-	-	-	29,929	(16)	$59,559	(17)
	-	-	-	-	3,470	(18)	$8,328	(19)
	-	-	-	-	2,794	(20)	$6,566	(21)
	-	-	-	-	1,813	(22)	$4,533	(23)

Scott Ahlberg	20,000	-	$1.02	7/27/2020	-		-
	25,600	-	$1.15	2/6/2023	-		-
	1,500	-	$1.25	6/23/2021	-		-
	75,000	-	$1.50	12/21/2022	-		-
	-	-	-	-	694	(2)	$729	(3)
	-	-	-	-	1,651	(4)	$1,882	(5)
	-	-	-	-	2,614	(6)	$2,614	(7)
	-	-	-	-	14,278	(8)	$14,564	(9)
	-	-	-	-	3,390	(10)	$4,068	(11)
	-	-	-	-	4,515	(12)	$5,192	(13)
	-	-	-	-	4,897	(14)	$7,786	(15)
	-	-	-	-	29,929	(16)	$59,559	(17)
	-	-	-	-	3,470	(18)	$8,328	(19)
	-	-	-	-	2,794	(20)	$6,566	(21)
	-	-	-	-	1,813	(22)	$4,533	(23)

(1)	Stock options expire ten years from the grant date.
(2)	The restricted stock was granted on November 21, 2016 and vest over a three year period, with a one year cliff vesting period.
(3)	Based on a market closing price per share of common stock of $1.05 on November 21, 2016.
(4)	The restricted stock was granted on February 16, 2017 and vest over a three year period, with a one year cliff vesting period.
(5)	Based on a market closing price per share of common stock of $1.14 on February 16, 2017.
(6)	The restricted stock was granted on May 11, 2017 and vest over a three year period, with a one year cliff vesting period.
(7)	Based on a market closing price per share of common stock of $1.00 on May 11, 2017.
(8)	The restricted stock was granted on August 22, 2017 and vest over a three year period, with a one year cliff vesting period.
(9)	Based on a market closing price per share of common stock of $1.02 on August 22, 2017.
(10)	The restricted stock was granted on November 21, 2017 and vest over a three year period, with a one year cliff vesting period.
(11)	Based on a market closing price per share of common stock of $1.20 on November 21, 2017.
(12)	The restricted stock was granted on February 8, 2018 and vest over a three year period, with a one year cliff vesting period.
(13)	Based on a market closing price per share of common stock of $1.15 on February 8, 2018.
(14)	The restricted stock was granted on May 10, 2018 and vest over a three year period, with a one year cliff vesting period.
(15)	Based on a market closing price per share of common stock of $1.59 on May 10, 2018.
(16)	The restricted stock was granted on August 9, 2018 and vest over a three year period, with a one year cliff vesting period.
(17)	Based on a market closing price per share of common stock of $1.99 on August 9, 2018.
(18)	The restricted stock was granted on November 13, 2018 and vest over a three year period, with a one year cliff vesting period.
(19)	Based on a market closing price per share of common stock of $2.40 on November 13, 2018.
(20)	The restricted stock was granted on February 7, 2019 and vest over a three year period, with a one year cliff vesting period.
(21)	Based on a market closing price per share of common stock of $2.35 on February 7, 2019.
(22)	The restricted stock was granted on May 17, 2019 and vest over a three year period, with a one year cliff vesting period.
(23)	Based on a market closing price per share of common stock of $2.50 on May 17, 2019.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended June 30, 2019 and 2018

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards ($)	Warrant and Option Awards ($)	All other Compensation ($)		Total ($)
(a)		(b)	(c)	(d)	(g)		(h)
John Regazzi (2)	2019	36,000	-	128,000	-		164,000
	2018	36,000	-	100,500	-		136,500
Gen. Merrill McPeak (3)	2019	18,000	-	64,000	-		82,000
	2018	18,000	-	50,250	-		68,250
Chad J. Cooper (4)	2019	18,000	-	64,000	-		82,000
	2018	18,000	-	50,250	-		68,250
Roy W. Olivier (5)	2019	18,000	-	64,000	-		82,000
	2018	8,500	-	39,650	-		48,150
Janice Peterson	2019	-	-	-	-		-
	2018	-	-	-	297,277	(1)	297,277

(1)	Ms. Peterson received no compensation for her services as a director of the Company. Other compensation represents the following amounts paid to Ms. Peterson for her services as an employee of the Company: salary in the amount of $195,605, bonus in the amount of $73,209, grant date fair value of restricted stock of $41,249 (represents the grant date fair value of 16,364 shares of restricted stock granted on August 23, 2016, 5,000 shares of restricted stock granted on November 21, 2016, 8,479 shares of restricted stock granted on February 16, 2017, and 10,460 shares of restricted stock granted on May 11, 2017), and other compensation in the amount of $5,349. The grant date fair value of restricted stock was estimated using the market price of the Company’s common stock at the date of grant. The restricted stock vests over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met.
(2)	Outstanding equity awards as of June 30, 2019 consists of options to purchase 100,000 shares of common stock at $2.40 per share, options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share.
(3)	Outstanding equity awards as of June 30, 2019 consists of shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.25 per share, shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, options to purchase 50,000 shares of common stock at $2.40 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share.
(4)	Outstanding equity awards as of June 30, 2019 consists of options to purchase 50,000 shares of common stock at $2.40 per share, options to purchase 43,750 shares of common stock at an exercise price of $1.09 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share.
(5)	Outstanding equity awards as of June 30, 2019 consists of options to purchase 50,000 shares of common stock at $2.40 per share, options to purchase 65,000 shares of common stock at an exercise price of $1.15 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 13, 2019, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 13, 2019. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 15821 Ventura Blvd., Suite 165, Encino, California 91436. Applicable percentage ownership in the following table is based on 24,470,255 shares of common stock outstanding as of September 13, 2019 plus, for each person, any securities that person has the right to acquire within 60 days of September 13, 2019.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares
Greater than 5% Shareholder:
Bristol Investment Fund, Ltd. (1) 662 N. Sepulveda Blvd., Suite 300 Los Angeles, CA 90049	4,825,772	19.7%
12 West Capital Fund Ltd. (2) 90 Park Avenue, 41st Floor New York, NY 10016	4,445,339	17.6%
12 West Capital Offshore Fund LP (3) 90 Park Avenue, 41st Floor New York, NY 10016	3,135,661	12.5%
Samjo Capital, LLC (4) 1345 Avenue of the Americas, 3rd Floor New York, NY 10105	1,350,000	5.5%
Directors and Executive Officers:
Peter Victor Derycz (5)	3,765,581	15.4%
Alan Louis Urban (6)	587,086	2.4%
Scott Ahlberg (7)	485,659	2.0%
Marc Nissan (8)	803,246	3.2%
Rogier van Erkel (9)	83,333	0.3%
Yohann Georgel (10)	37,500	0.2%
John Regazzi (11)	793,500	3.2%
Gen. Merrill McPeak (12)	684,608	2.7%
Chad J. Cooper (13)	838,250	3.4%
Roy W. Olivier (14)	115,000	0.5%
All Directors and Executive Officers as a group (10 persons) (15)	8,193,763	30.3%

(1)	Paul Kessler exercises voting and investment power over the shares held by Bristol Investment Fund, Ltd. and is the brother-in-law of Peter Victor Derycz. Mr. Kessler previously served as a member of our board of directors from August 18, 2014 through November 6, 2015.
(2)	Includes shares underlying warrants to purchase 880,500 shares of common stock at an exercise price of $1.25 per share. Joel Ramin, the General Partner of 12 West Management LP, the investment manager of 12 West Capital Fund LP, exercises voting and investment power over the shares held by 12 West Capital Fund LP but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(3)	Includes shares underlying warrants to purchase 619,500 shares of common stock at an exercise price of $1.25 per share. Joel Ramin, the General Partner of 12 West Management LP, the investment manager of 12 West Capital Offshore Fund LP, exercises voting and investment power over the shares held by 12 West Capital Offshore Fund LP but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Andrew N. Wiener, the sole managing member of Samjo Capital, LLC and Samjo Management, LLC, exercises voting and investment power over the shares held by Samjo Capital, LLC.
(5)	Includes shares underlying options to purchase 32,000 shares of common stock at an exercise price of $1.25 per share, options to purchase 16,000 shares of common stock at an exercise price of $1.85 per share, and warrants to purchase 6,000 shares of common stock at an exercise price of $1.25 per share, and 95,248 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(6)	Includes 5,000 shares owned by the wife of Mr. Urban, 5,000 shares owned by each of the three children of Mr. Urban, shares underlying options to purchase 100,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 24,000 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,800 shares of common stock at an exercise price of $1.25 per share, and 71,196 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(7)	Includes shares underlying options to purchase 75,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 20,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 25,600 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,500 shares of common stock at an exercise price of $1.25 per share, and 70,045 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(8)	Includes shares underlying options to purchase 100,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 100,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.02 per share, options to purchase 28,800 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 3,000 shares of common stock at an exercise price of $1.25 per share, and 75,045 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met. (9) Includes shares underlying options to purchase 83,333 shares of common stock at an exercise price of $1.95 per share. (10) Includes shares underlying options to purchase 37,500 shares of common stock at an exercise price of $1.95 per share.
(11)	Includes shares underlying warrants to purchase 22,500 shares of common stock at an exercise price of $1.25 per share, options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share, and options to purchase 100,000 shares of common stock at an exercise price of $2.40 per share.
(12)	Includes shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, warrants to purchase 7,500 shares of common stock at an exercise price of $1.25 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, and options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share..
(13)	Includes 323,000 shares of common stock held by the Cooper Family Trust Dated 8/1/2004 and 26,500 shares of common stock held by Mr. Cooper’s IRA and SEP IRA, and shares underlying warrants to purchase 195,000 shares of common stock at an exercise price of $1.25 per share, and options to purchase 43,750 shares of common stock at an exercise price of $1.09 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, and options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share. Mr. Cooper exercises voting and investment power over the shares held by the Cooper Family Trust Dated 8/1/2004, and his IRA and SEP IRA.
(14)	Includes shares underlying options to purchase 65,000 shares of common stock at an exercise price of $1.15 per share, and options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share.
(15)	Includes shares underlying warrants to purchase 337,300 shares of common stock, and shares underlying options to purchase 2,221,983 shares of common stock.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of our company.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2019, there were 537,246 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan. The following table provides information as of June 30, 2019 with respect to the Plans, which are the only compensation plans under which our equity securities are, or have been, authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan, and 2017 Omnibus Incentive Plan)	5,453,884	(2)	$1.16	537,246
Equity compensation plans not approved by stockholders	200,000	(3)	1.22	-
Total	5,653,884			537,246

(1)	The weighted average exercise price excludes restricted stock awards, which have no exercise price.
(2)	Shares underlying options to purchase 3,287,335 shares of common stock and 2,166,549 shares of restricted common stock.
(3)	Shares underlying warrants to purchase 200,000 shares of common stock.

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

Item 14.  Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2019 and 2018.

	Year Ended June 30, 2019	Year Ended June 30, 2018
Audit Fees	$112,882	$106,124
Audit-Related Fees	-	-
Tax Fees	35,121	23,378
All Other Fees	-	-
Total	$148,003	$129,502

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2019 and 2018, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 19, 2019, are incorporated by reference to Item 8 of this report.

(a)(2) and (c) Financial Statement Schedules

Not required.

(a)(3) and (b) Exhibits

See the "Exhibit Index" beginning on the page immediately following the signature page hereto for the list of exhibits filed as part of this report, which list is incorporated herein by reference.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz
Peter Victor Derycz
Date: September 19, 2019		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban
Alan Louis Urban
Date: September 19, 2019		Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Peter Victor Derycz
Peter Victor Derycz	Chief Executive Officer (Principal Executive Officer), President and Director	September 19, 2019

/s/ Alan Louis Urban
Alan Louis Urban	Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary	September 19, 2019

/s/ John Regazzi
John Regazzi	Chairman of the Board	September 19, 2019

/s/ Roy W. Olivier
Roy W. Olivier	Director	September 19, 2019

/s/ Merrill McPeak
Merrill McPeak	Director	September 19, 2019

/s/ Chad J. Cooper
Chad J. Cooper	Director	September 19, 2019

EXHIBIT INDEX

Exhibit
Number	Description
2	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated November 13, 2006. (Incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)
3.1.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)
3.1.2	Articles of Merger Effective March 4, 2013. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2013.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2012.)
10.1	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.)++
10.2	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.)++
10.3	Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.)++
10.4	Loan and Security Agreement dated July 23, 2010, between Silicon Valley Bank, Research Solutions, Inc., Reprints Desk, Inc. and Pools Press, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 28, 2010.)
10.5	Form of Common Stock Purchase Warrant dated November 5, 2010. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.)++
10.6	Amendment to Loan and Security Agreement dated October 31, 2011, between Silicon Valley Bank, Research Solutions, Inc., Reprints Desk, Inc. and Pools Press, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.7	Employment Agreement dated November 3, 2011, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 9, 2011.)++
10.8	Form of Common Stock Purchase Warrant dated December 19, 2011. (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed on July 22, 2016)++
10.9	Amendment to Loan and Security Agreement dated February 8, 2012, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on February 14, 2012.)
10.10	Amendment to Employment Agreement dated July 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on September 28, 2012.)++
10.11	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.12	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.13	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.14	Amendment to Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.15	Amendment to Loan and Security Agreement dated September 18, 2013, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1 (File No. 333-195045) filed on April 4, 2014.)
10.16	Amendment to Loan and Security Agreement dated October 31, 2013, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 7, 2013.)
10.17	Amendment to Loan and Security Agreement dated March 29, 2014, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1 (File No. 333-195045) filed on April 4, 2014.)
10.18	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++

10.19	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (Incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++
10.20	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++
10.21	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++
10.22	Amendment to Loan and Security Agreement dated November 4, 2015, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 16, 2015.)
10.23	Securities Purchase Agreement dated June 23, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.24	Registration Rights Agreement dated June 24, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.25	Form of Common Stock Purchase Warrant dated June 24, 2016. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.26	Employment Agreement dated July 1, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Ian Palmer. (Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed on September 20, 2016.) ++
10.27	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Ian Palmer. (Incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K filed on September 20, 2016.) ++
10.28	Office Lease dated December 29, 2016 between Research Solutions, Inc. and Douglas Emmett 2014, LLC. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 6, 2017.)
10.29	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.30	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Janice Peterson. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.31	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.32	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Urban. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.33	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Ian Palmer. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.34	Employment Agreement dated July 1, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan. ++
10.35	Amendment to Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan.++
10.36	Amendment to Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan.++
10.37	Agreement dated May 31, 2018, between Reprints Desk, Inc. and Rogier Van Erkel.++
10.38	Amendment to Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++
10.39	Amendment to Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Urban. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++
10.40	Amendment to Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++
10.41	Amendment to Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++
10.42	Consulting Agreement dated July 1, 2019, between Research Solutions, Inc. and Yohann Georgel.++
21	List of Subsidiaries. (Incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)
23	Consent of Independent Registered Pubic Accounting Firm.
24	Power of Attorney. (Incorporated by reference to the signature page hereto.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)++
99.2	Amendment No. 1 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 29, 2012.)++
99.3	Amendment No. 2 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 13, 2014.)++
99.4	Amendment No. 3 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 26, 2016.)++
99.5	2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 26, 2017.)++
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith
++	Indicates management contract or compensatory plan.

