Form 10-Q
period 2019-09-30
Research Solutions, Inc.
filed 2019-11-14
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-53501

RESEARCH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	11-3797644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16350 Ventura Blvd., Suite D #811, Encino, California	91436
(Address of principal executive offices)	(Zip Code)

(310) 477-0354

(Registrant’s telephone number, including area code)

15821 Ventura Blvd., Suite 165, Encino, California

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 8, 2019
Common Stock, $0.001 par value	24,488,035

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,
	2019	June 30,
	(unaudited)	2019
Assets
Current assets:
Cash and cash equivalents	$5,587,833	$5,353,090
Accounts receivable, net of allowance of $100,110 and $100,175, respectively	4,376,807	4,493,169
Prepaid expenses and other current assets	259,880	323,591
Prepaid royalties	69,699	-
Total current assets	10,294,219	10,169,850

Other assets:
Property and equipment, net of accumulated depreciation of $796,199 and $789,788, respectively	28,840	36,828
Deposits and other assets	14,382	14,406
Right of use asset, net of accumulated amortization of $300,290 and $270,777, respectively	162,732	192,245
Total assets	$10,500,173	$10,413,329

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,886,724	$4,862,895
Deferred revenue	2,418,795	2,310,206
Lease liability, current portion	131,617	129,187
Total current liabilities	7,437,136	7,302,288

Long-term liabilities:
Lease liability, long-term portion	45,550	79,326
Total liabilities	7,482,686	7,381,614

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 24,441,505 and 24,375,948 shares issued and outstanding, respectively	24,442	24,376
Additional paid-in capital	23,702,212	23,631,481
Accumulated deficit	(20,596,014)	(20,514,557)
Accumulated other comprehensive loss	(113,153)	(109,585)
Total stockholders’ equity	3,017,487	3,031,715
Total liabilities and stockholders’ equity	$10,500,173	$10,413,329

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Revenue:
Platforms	$856,445	$589,013
Transactions	6,738,668	6,363,508
Total revenue	7,595,113	6,952,521

Cost of revenue:
Platforms	150,470	108,259
Transactions	5,128,108	4,896,307
Total cost of revenue	5,278,578	5,004,566
Gross profit	2,316,535	1,947,955

Operating expenses:
Selling, general and administrative	2,435,680	2,170,712
Depreciation and amortization	7,558	11,115
Total operating expenses	2,443,238	2,181,827
Loss from operations	(126,703)	(233,872)

Other income (expenses):
Other income	25,549	23,485
Total other income	25,549	23,485

Loss from operations before provision for income taxes	(101,154)	(210,387)
Provision for income taxes	(6,494)	(9,221)

Loss from continuing operations	(107,648)	(219,608)

Gain from sale of discontinued operations	26,191	41,720

Net loss	(81,457)	(177,888)

Other comprehensive loss:
Foreign currency translation	(3,568)	(4,370)
Comprehensive loss	$(85,025)	$(182,258)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$-	$(0.01)
Income per share from discontinued operations, basic and diluted	$-	$-
Net loss per share, basic and diluted	$-	$(0.01)
Weighted average common shares outstanding, basic and diluted	24,095,266	23,644,787

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

For the Three Months Ended September 30, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2019	24,375,948	$24,376	$23,631,481	$(20,514,557)	$(109,585)	$3,031,715

Fair value of vested stock options	-	-	58,198	-	-	58,198

Fair value of vested restricted common stock	70,000	70	84,404	-	-	84,474

Repurchase of common stock	(28,750)	(28)	(71,847)	-	-	(71,875)

Common stock issued upon exercise of stock options	24,307	24	(24)	-	-	-

Net loss for the period	-	-	-	(81,457)	-	(81,457)

Foreign currency translation	-	-	-	-	(3,568)	(3,568)

Balance, September 30, 2019	24,441,505	$24,442	$23,702,212	$(20,596,014)	$(113,153)	$3,017,487

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(81,457)	$(177,888)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Gain from sale of discontinued operations	(26,191)	(41,720)
Depreciation and amortization	7,558	11,115
Amortization of lease right	29,513	28,338
Fair value of vested stock options	58,198	39,648
Fair value of vested restricted common stock	84,474	76,261
Changes in operating assets and liabilities:
Accounts receivable	116,362	200,015
Prepaid expenses and other current assets	89,902	105,843
Prepaid royalties	(69,699)	(162,067)
Accounts payable and accrued expenses	23,829	(320,404)
Deferred revenue	108,589	(30,219)
Lease liability	(31,346)	(29,045)
Net cash provided by (used in) operating activities	309,732	(300,123)

Cash flow from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flow from financing activities:
Common stock repurchase and retirement	(71,875)	(75,200)
Net cash used in financing activities	(71,875)	(75,200)

Effect of exchange rate changes	(3,114)	(5,830)
Net increase (decrease) in cash and cash equivalents	234,743	(381,153)
Cash and cash equivalents, beginning of period	5,353,090	4,908,180
Cash and cash equivalents, end of period	$5,587,833	$4,527,027

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,494	$9,221

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2019 and 2018 (Unaudited)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2019 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Cash denominated in Euros with a US Dollar equivalent of $109,105 and $63,933 at September 30, 2019 and June 30, 2019, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three months ended September 30, 2019 and 2018.

The following table summarizes accounts receivable concentrations:

	As of
	September 30,	June 30,
	2019	2019
Customer A	13%	*

* Less than 10%

The following table summarizes vendor concentrations:

	Three Months Ended September 30,
	2019	2018
Vendor A	20%	18%
Vendor B	12%	11%
Vendor C	*	11%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $12,123 and $4,980, for the three months ended September 30, 2019 and 2018, respectively. Cash denominated in Euros with a US Dollar equivalent of $109,105 and $63,933 at September 30, 2019 and June 30, 2019, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Three Months Ended September 30,		Year Ended June 30,
	2019	2018	2019	2018
Period end Euro : US Dollar exchange rate	1.09	1.16	1.14	1.17
Average period Euro : US Dollar exchange rate	1.12	1.16	1.14	1.19

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At September 30, 2019 potentially dilutive securities include options to acquire 3,297,335 shares of common stock, warrants to acquire 1,885,000 shares of common stock and unvested restricted common stock of 292,283.  At September 30, 2018 potentially dilutive securities include options to acquire 3,271,835 shares of common stock, warrants to acquire 1,885,000 shares of common stock and unvested restricted common stock of 434,781. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three months ended September 30, 2019 and 2018 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2019. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of September 30, 2019. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2019 and June 30, 2019, respectively.  As of September 30, 2019, there was approximately $2,153,000 of available credit.

Note 4. Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the fair value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the three months ended September 30, 2019, the Company made payments of $31,346 towards the lease liability. As of September 30, 2019 and June 30, 2019, lease liability amounted to $177,167 and $208,513, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the three months ended September 30, 2019 and 2018 was $37,122 and $36,212, respectively. The right of use asset at June 30, 2019 was $192,245. During the three months ended September 30, 2019, the Company reflected amortization of right of use asset of $29,513 related to this lease, resulting in a net asset balance of $162,732 as of September 30, 2019.

Note 5. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of September 30, 2019, there were 417,246 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2019	3,287,335	$1.38	2,827,251	$1.27	460,084	$2.09
Granted	50,000	2.49	-	-	50,000	2.49
Options vesting	-	-	99,083	1.90	(99,083)	1.90
Exercised	(40,000)	1.02	(40,000)	1.02	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Outstanding at September 30, 2019	3,297,335	$1.41	2,886,334	$1.30	411,001	$2.18

The weighted average remaining contractual life of all options outstanding as of September 30, 2019 was 5.98 years. The remaining contractual life for options vested and exercisable at September 30, 2019 was 5.54 years. Furthermore, the aggregate intrinsic value of options outstanding as of September 30, 2019 was $3,447,191, and the aggregate intrinsic value of options vested and exercisable at September 30, 2019 was $3,333,292, in each case based on the fair value of the Company’s common stock on September 30, 2019.

During the three months ended September 30, 2019, the Company granted 50,000 options to employees with a fair value of $65,500. The total fair value of options that vested during the three months ended September 30, 2019 was $58,198 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of September 30, 2019, the amount of unvested compensation related to stock options was $433,203 which will be recorded as an expense in future periods as the options vest. During the three months ended September 30, 2019, the Company issued 24,307 shares of common stock upon the exercise of 40,000 options on a cashless basis.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	1.61%	2.82%
Expected life (in years)	6	6
Expected volatility	64%	68%

Additional information regarding stock options outstanding and exercisable as of September 30, 2019 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	2.75	8,150
0.60	5,000	2.75	5,000
0.65	6,150	2.75	6,150
0.70	225,000	6.18	225,000
0.77	59,500	4.01	59,500
0.80	16,000	5.89	16,000
0.90	25,667	4.56	25,667
0.97	6,000	2.75	6,000
1.00	28,249	4.18	28,249
1.02	187,000	0.85	187,000
1.05	422,529	6.86	422,529
1.07	53,898	3.04	53,898
1.09	151,165	6.19	151,165
1.10	105,000	5.75	105,000
1.14	3,674	2.75	3,674
1.15	209,400	4.86	209,400
1.20	352,414	7.83	345,080
1.25	32,000	3.38	32,000
1.30	243,000	2.43	243,000
1.50	195,000	3.13	195,000
1.59	35,000	8.62	17,500
1.75	1,067	2.75	1,067
1.80	134,050	3.64	134,050
1.85	24,000	3.34	24,000
1.95	295,000	8.76	130,833
1.97	1,422	2.75	1,422
2.40	402,000	9.13	250,000
2.49	50,000	10.00	-
2.50	20,000	9.64	-
Total	3,297,335		2,886,334

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2019	1,885,000	$1.25
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, September 30, 2019	1,885,000	$1.25
Exercisable, June 30, 2019	1,885,000	$1.25
Exercisable, September 30, 2019	1,885,000	$1.25

The intrinsic value for all warrants outstanding as of September 30, 2019 was $2,265,500, based on the fair value of the Company’s common stock on September 30, 2019.

Additional information regarding warrants outstanding and exercisable as of September 30, 2019 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	50,000	2.23	50,000
1.25	1,835,000	1.71	1,835,000
Total	1,885,000		1,885,000

Restricted Common Stock

Prior to July 1, 2019, the Company issued 2,166,549 shares of restricted common stock to employees valued at $2,386,443, of which 1,640,690 shares have vested, 214,324 shares with fair value of $188,203 have been forfeited, and $1,785,857 has been recognized as an expense. The balance of the non-vested restricted common stock was 311,535 at June 30, 2019.

During the three months ended September 30, 2019, the Company issued an additional 70,000 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $192,500 based on the market price of our common stock price of $2.75 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vesting during the nine months ended September 30, 2019 was $84,473 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of September 30, 2019, the amount of unvested compensation related to issuances of restricted common stock was $520,410, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2019	311,535	$412,383	$1.66
Granted	70,000	192,500	2.75
Vested	(89,252)	(84,473)	1.64
Forfeited	-	-	-
Non-vested, September 30, 2019	292,283	$520,410	$1.93

Common Stock Repurchase and Retirement

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

During the three months ended September 30, 2019, the Company repurchased 28,750 shares of our common stock from employees at an average market price of approximately $2.50 per share for an aggregate amount of $71,875.

As of September 30, 2019, $141,380 remains available under the 2019 plan to repurchase common stock from its employees. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

Note 6.  Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business pursuant to an Asset Purchase Agreement dated June 20, 2017. The aggregate net consideration for the sale included earn-out payments of 45% of gross margin over the 30-month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date). Realizable contingent consideration amounted to $26,191 for the three months ended September 30, 2019 and is recorded as a gain from the sale of discontinued operations.

Note 7.  Subsequent Events

On October 8, 2019, the Company entered into an agreement to sublease its office facilities from November 1, 2019 through January 31, 2021, the end of the lease term, for $8,094 per month with one month of abated rent.

On October 24, 2019, the Company issued 8,701 net shares of common stock upon the exercise of stock options underlying 31,422 shares of common stock for 22,721 shares of common stock.

On November 5, 2019, the Company issued 37,829 shares of common stock upon the exercise of stock options underlying 60,00 shares of common stock on a cashless basis.

On November 12, 2019, the Company’s stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 2,874,513.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2019 and 2018 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2019	2019	2019	2018	2018	2018	2018	2017
Revenue:
Platforms	$856,445	$803,917	$748,726	$667,545	$589,013	$528,581	$489,219	$413,404
Transactions	6,738,668	6,670,685	6,629,231	6,321,297	6,363,508	6,637,292	6,792,289	6,409,816
Total revenue	7,595,113	7,474,602	7,377,957	6,988,842	6,952,521	7,165,873	7,281,508	6,823,220

Cost of revenue:
Platforms	150,470	142,368	134,672	122,077	108,259	101,370	103,185	90,362
Transactions	5,128,108	5,104,629	5,063,624	4,878,526	4,896,307	5,118,851	5,259,959	4,996,988
Total cost of revenue	5,278,578	5,246,997	5,198,296	5,000,603	5,004,566	5,220,221	5,363,144	5,087,350

Gross profit:
Platforms	705,975	661,549	614,054	545,468	480,754	427,211	386,034	323,042
Transactions	1,610,560	1,566,056	1,565,607	1,442,771	1,467,201	1,518,441	1,532,330	1,412,828
Total gross profit	2,316,535	2,227,605	2,179,661	1,988,239	1,947,955	1,945,652	1,918,364	1,735,870

Operating expenses:
Sales and marketing	550,349	659,108	542,641	445,879	431,417	455,250	522,894	524,587
Technology and product dev.	499,191	549,198	537,685	553,272	499,795	454,053	436,672	454,507
General and administrative	1,231,345	1,060,269	1,129,461	1,180,599	1,118,611	1,062,981	1,091,928	1,098,795
Depreciation and amortization	7,558	8,351	9,617	9,733	11,115	32,731	32,768	46,330
Stock-based comp. expense	142,672	126,903	131,072	453,288	115,909	75,089	114,340	314,565
Foreign currency transaction loss (gain)	12,123	7,193	2,302	10,025	4,980	14,589	(9,737)	(485)
Total operating expenses	2,443,238	2,411,022	2,352,778	2,652,796	2,181,827	2,094,693	2,188,865	2,438,299
Other income (expenses and income taxes)	19,055	27,289	22,393	16,322	14,264	12,615	5,238	(1,504)
Loss from continuing operations	(107,648)	(156,128)	(150,724)	(648,235)	(219,608)	(136,426)	(265,263)	(703,933)
Gain on sale of discontinued operations	26,191	84,275	33,044	55,698	41,720	51,216	69,277	79,353
Net income (loss)	(81,457)	(71,853)	(117,680)	(592,537)	(177,888)	(85,210)	(195,986)	(624,580)

Basic income (loss) per common share:
Loss per share from continuing operations	$-	$-	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$-	$-	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Basic weighted average common shares outstanding	24,095,266	23,987,137	23,845,798	23,787,836	23,644,787	23,560,781	23,498,796	23,455,654

Diluted income (loss) per common share:
Loss per share from continuing operations	$-	$-	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$-	$-	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Diluted weighted average common shares outstanding	24,095,266	23,987,137	23,845,798	23,787,836	23,644,787	23,560,781	23,498,796	23,455,654

Comparison of the Three Months Ended September 30, 2019 and 2018

Results of Operations

	Three Months Ended September 30,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Revenue:
Platforms	$856,445	$589,013	$267,432	45.4%
Transactions	6,738,668	6,363,508	375,160	5.9%
Total revenue	7,595,113	6,952,521	642,592	9.2%

Cost of revenue:
Platforms	150,470	108,259	42,211	39.0%
Transactions	5,128,108	4,896,307	231,801	4.7%
Total cost of revenue	5,278,578	5,004,566	274,012	5.5%

Gross profit:
Platforms	705,975	480,754	225,221	46.8%
Transactions	1,610,560	1,467,201	143,359	9.8%
Total gross profit	2,316,535	1,947,955	368,580	18.9%

Operating expenses:
Sales and marketing	550,349	431,417	118,932	27.6%
Technology and product development	499,191	499,795	(604)	(0.1)%
General and administrative	1,231,345	1,118,611	112,734	10.1%
Depreciation and amortization	7,558	11,115	(3,557)	(32.0)%
Stock-based compensation expense	142,672	115,909	26,763	23.1%
Foreign currency transaction loss (gain)	12,123	4,980	7,143	143.4%
Total operating expenses	2,443,238	2,181,827	261,411	12.0%
Loss from operations	(126,703)	(233,872)	107,169	45.8%

Other income (expenses):
Other income	25,549	23,485	2,064	8.8%
Total other income	25,549	23,485	2,064	8.8%

Loss from operations before provision for income taxes	(101,154)	(210,387)	109,233	51.9%
Provision for income taxes	(6,494)	(9,221)	2,727	29.6%

Loss from continuing operations	(107,648)	(219,608)	111,960	51.0%

Gain from sale of discontinued operations	26,191	41,720	(15,529)	(37.2)%

Net loss	$(81,457)	$(177,888)	$96,431	54.2%

Revenue

	Three Months Ended September 30,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Revenue:
Platforms	$856,445	$589,013	$267,432	45.4%
Transactions	6,738,668	6,363,508	375,160	5.9%
Total revenue	$7,595,113	$6,952,521	$642,592	9.2%

Total revenue increased $642,592, or 1.3%, for the three months ended September 30, 2019 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$267,432	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↑	$375,160	Increased primarily due to orders from new customers.

Cost of Revenue

	Three Months Ended September 30,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Cost of Revenue:
Platforms	$150,470	$108,259	$42,211	39.0%
Transactions	5,128,108	4,896,307	231,801	4.7%
Total cost of revenue	$5,278,578	$5,004,566	$274,012	5.5%

	Three Months Ended September 30,
	2019	2018	2019-2018 Change *
As a percentage of revenue:
Platforms	17.6%	18.4%	(0.8)%
Transactions	76.1%	76.9%	(0.8)%
Total	69.5%	72.0%	(2.5)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.5%, from 72% for the previous year to 69.5%, for the three months ended September 30, 2019.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↓	0.8%	Decreased primarily due to proportionally lower third-party data costs.
Transactions	↓	0.8%	Decreased primarily due to proportionally lower personnel and copyright costs.

Gross Profit

	Three Months Ended September 30,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Gross Profit:
Platforms	$705,975	$480,754	$225,221	46.8%
Transactions	1,610,560	1,467,201	143,359	9.8%
Total gross profit	$2,316,535	$1,947,955	$368,580	18.9%

	Three Months Ended September 30,
	2019	2018	2019-2018 Change *
As a percentage of revenue:
Platforms	82.4%	81.6%	0.8%
Transactions	23.9%	23.1%	0.8%
Total	30.5%	28.0%	2.5%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended September 30,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Operating Expenses:
Sales and marketing	$550,349	$431,417	$118,932	27.6%
Technology and product development	499,191	499,795	(604)	(0.1)%
General and administrative	1,231,345	1,118,611	112,734	10.1%
Depreciation and amortization	7,558	11,115	(3,557)	(32.0)%
Stock-based compensation expense	142,672	115,909	26,763	23.1%
Foreign currency transaction loss (gain)	12,123	4,980	7,143	143.4%
Total operating expenses	$2,443,238	$2,181,827	$261,411	12.0%

Category	Impact		Key Drivers
Sales and marketing	↑	$118,932	Increased primarily due to greater advertising media spend.
General and administrative	↑	$112,734	Increased primarily due to greater professional service fees.

Net Income (Loss)

	Three Months Ended September 30,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Net Income (Loss):
Loss from continuing operations	$(107,648)	$(219,608)	$111,960	51.0%
Income from discontinued operations	26,191	41,720	(15,529)	(37.2)%
Total net loss	$(81,457)	$(177,888)	$96,431	54.2%

Loss from continuing operations decreased $111,960 or 51%, for the three months ended September 30, 2019 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

Liquidity and Capital Resources

	Three Months Ended September 30,
Consolidated Statements of Cash Flow Data:	2019	2018
Net cash provided by (used in) operating activities	$309,732	$(300,123)
Net cash used in financing activities	(71,875)	(75,200)

Effect of exchange rate changes	(3,114)	(5,830)
Net increase (decrease) in cash and cash equivalents	234,743	(381,153)
Cash and cash equivalents, beginning of period	5,353,090	4,908,180
Cash and cash equivalents, end of period	$5,587,833	$4,527,027

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of September 30, 2019, we had working capital of $2,857,083 and stockholders’ equity of $3,017,487. For the three months ended September 30, 2019, we recorded a net loss of $81,457, and cash provided by operating activities was $309,732. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of September 30, 2019, we had cash and cash equivalents of $5,587,833, compared to $5,353,090 as of June 30, 2019, an increase of $234,743. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $309,732 for the three months ended September 30, 2019 and resulted primarily from a decrease in accounts receivable of $116,362 and an increase in deferred revenue of $108,589, partially offset by an increase in prepaid royalties of $69,699.

Net cash used in operating activities was $300,123 for the three months ended September 30, 2018 and resulted primarily from a decrease in accounts payable and accrued expenses of $320,404 and an increase in prepaid royalties of $162,067, partially offset by a decrease in accounts receivable of $200,015.

Investing Activities

No cash was used in or provided by investing activities for the three months ended September 30, 2019 and 2018.

Financing Activities

Net cash used in financing activities was $71,875 for the three months ended September 30, 2019 and resulted from the repurchase of common stock.

Net cash used in financing activities was $75,200 for the three months ended September 30, 2018 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on December 31, 2019, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2019. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of September 30, 2019. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2019 and June 30, 2019, respectively.  As of September 30, 2019, there was approximately $2,153,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	2019-2018 $ Change
Net loss	$(81,457)	$(177,888)	$96,431
Add (deduct):
Other (income) expense	(25,549)	(23,485)	(2,064)
Foreign currency transaction loss (gain)	12,123	4,980	7,143
Provision for income taxes	6,494	9,221	(2,727)
Depreciation and amortization	7,558	11,115	(3,557)
Stock-based compensation	142,672	115,909	26,763
Gain on sale of discontinued operations	(26,191)	(41,720)	15,529
Adjusted EBITDA	$35,650	$(101,868)	$137,518

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2019, we repurchased 28,750 shares of our common stock from employees at an average market price of approximately $2.50 per share for an aggregate amount of $71,875.

As of September 30, 2019, $141,380 remains available under the 2019 plan to repurchase common stock from our employees. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	-	-	-	$213,255
August 2019	-	-	-	$213,255
September 2019	28,750	$2.50	-	$141,380
Total	28,750	$2.50	-	-

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: November 14, 2019		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: November 14, 2019		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Consulting Agreement dated July 1, 2019, between Research Solutions, Inc. and Yohann Georgel. (Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed September 19, 2019.)++
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished herewith
++	Indicates management contract or compensatory plan