Form 10-Q
period 2019-12-31
Research Solutions, Inc.
filed 2020-02-13
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 7, 2020
Common Stock, $0.001 par value	24,547,223

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2019	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,769,128	$5,353,090
Accounts receivable, net of allowance of $88,773 and $100,175, respectively	4,150,780	4,493,169
Prepaid expenses and other current assets	315,774	323,591
Prepaid royalties	301,110	-
Total current assets	11,536,792	10,169,850

Other assets:
Property and equipment, net of accumulated depreciation of $804,971 and $789,788, respectively	22,629	36,828
Deposits and other assets	6,327	14,406
Right of use asset, net of accumulated amortization of $330,109 and $270,777, respectively	132,913	192,245
Total assets	$11,698,661	$10,413,329

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,856,740	$4,862,895
Deferred revenue	2,873,415	2,310,206
Lease liability, current portion	134,071	129,187
Total current liabilities	8,864,226	7,302,288

Long-term liabilities:
Lease liability, long-term portion	11,444	79,326
Total liabilities	8,875,670	7,381,614

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 24,475,556 and 24,375,948 shares issued and outstanding, respectively	24,476	24,376
Additional paid-in capital	24,098,311	23,631,481
Accumulated deficit	(21,188,186)	(20,514,557)
Accumulated other comprehensive loss	(111,610)	(109,585)
Total stockholders’ equity	2,822,991	3,031,715
Total liabilities and stockholders’ equity	$11,698,661	$10,413,329

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue:
Platforms	$949,825	$667,545	$1,806,270	$1,256,558
Transactions	6,580,613	6,321,297	13,319,281	12,684,805
Total revenue	7,530,438	6,988,842	15,125,551	13,941,363

Cost of revenue:
Platforms	162,508	122,077	312,978	230,336
Transactions	5,094,130	4,878,526	10,222,238	9,774,833
Total cost of revenue	5,256,638	5,000,603	10,535,216	10,005,169
Gross profit	2,273,800	1,988,239	4,590,335	3,936,194

Operating expenses:
Selling, general and administrative	2,976,107	2,643,063	5,411,787	4,813,775
Depreciation and amortization	6,840	9,733	14,398	20,848
Total operating expenses	2,982,947	2,652,796	5,426,185	4,834,623
Loss from operations	(709,147)	(664,557)	(835,850)	(898,429)

Other income (expenses):
Interest expense	-	-	-	-
Other income	26,527	23,764	52,076	47,249
Total other income	26,527	23,764	52,076	47,249

Loss from operations before provision for income taxes	(682,620)	(640,793)	(783,774)	(851,180)
Provision for income taxes	(806)	(7,442)	(7,300)	(16,663)

Loss from continuing operations	(683,426)	(648,235)	(791,074)	(867,843)

Gain from sale of discontinued operations	91,254	55,698	117,445	97,418

Net loss	(592,172)	(592,537)	(673,629)	(770,425)

Other comprehensive income (loss):
Foreign currency translation	1,543	(1,668)	(2,025)	(6,038)
Comprehensive loss	$(590,629)	$(594,205)	$(675,654)	$(776,463)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.04)
Income per share from discontinued operations, basic and diluted	$-	$-	$-	$0.01
Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.03)
Weighted average common shares outstanding, basic and diluted	24,185,966	23,787,836	24,140,616	23,716,312

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

For the Six Months Ended December 31, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, July 1, 2019	24,375,948	$24,376	$23,631,481	$(20,514,557)	$(109,585)	$3,031,715

Fair value of vested stock options	-	-	58,198	-	-	58,198

Fair value of vested restricted common stock	70,000	70	84,404	-	-	84,474

Repurchase of common stock	(28,750)	(28)	(71,847)	-	-	(71,875)

Common stock issued upon exercise of stock options	24,307	24	(24)	-	-	-

Net loss for the period	-	-	-	(81,457)	-	(81,457)

Foreign currency translation	-	-	-	-	(3,568)	(3,568)

Balance, September 30, 2019	24,441,505	24,442	23,702,212	(20,596,014)	(113,153)	3,017,487

Fair value of vested stock options	-	-	437,992	-	-	437,992

Fair value of vested restricted common stock	13,978	14	85,626	-	-	85,640

Repurchase of common stock	(42,500)	(42)	(127,457)	-	-	(127,499)

Common stock issued upon exercise of stock options	62,573	62	(62)	-	-	-

Net loss for the period	-	-	-	(592,172)	-	(592,172)

Foreign currency translation	-	-	-	-	1,543	1,543

Balance, December 31, 2019	24,475,556	$24,476	$24,098,311	$(21,188,186)	$(111,610)	$2,822,991

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
Cash flow from operating activities:
Net loss	$(673,629)	$(770,425)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Gain from sale of discontinued operations	(117,445)	(97,418)
Depreciation and amortization	14,398	20,848
Amortization of lease right	59,332	56,960
Fair value of vested stock options	496,190	415,443
Fair value of vested restricted common stock	170,114	153,754
Changes in operating assets and liabilities:
Accounts receivable	342,389	283,654
Prepaid expenses and other current assets	125,262	6,468
Prepaid royalties	(301,110)	(367,792)
Deposits and other assets	8,094	-
Accounts payable and accrued expenses	993,845	(24,324)
Deferred revenue	563,209	358,489
Lease liability	(62,998)	(58,376)
Net cash provided by (used in) operating activities	1,617,651	(22,719)
Cash flow from investing activities:
Purchase of property and equipment	-	(4,154)
Net cash used in investing activities	-	(4,154)
Cash flow from financing activities:
Common stock repurchase and retirement	(199,374)	(113,278)
Net cash used in financing activities	(199,374)	(113,278)
Effect of exchange rate changes	(2,239)	(6,501)
Net increase (decrease) in cash and cash equivalents	1,416,038	(146,652)
Cash and cash equivalents, beginning of period	5,353,090	4,908,180
Cash and cash equivalents, end of period	$6,769,128	$4,761,528
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,300	$16,663

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2019 and 2018 (Unaudited)

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

Cash denominated in Euros with a US Dollar equivalent of $66,307 and $63,933 at December 31, 2019 and June 30, 2019, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and six months ended December 31, 2019 and 2018.

The Company has no customers that accounted for greater than 10% of accounts receivable at December 31, 2019 and June 30, 2019.

The following table summarizes vendor concentrations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Vendor A	22%	18%	21%	18%
Vendor B	12%	11%	12%	11%
Vendor C	11%	13%	*	12%

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

In prior periods through June 30, 2019, the Company accounted for share-based payments to non-employees in accordance with Topic 505 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

On July 1, 2019, the Company adopted Accounting Standards Update (ASU) 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of the standard did not have a material impact on our financial statements.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a gain of $5,456 and a loss of $10,025 for the three months ended December 31, 2019 and 2018, respectively and loss of $6,667 and $15,005 for the six months ended December 31, 2019 and 2018, respectively. Cash denominated in Euros with a US Dollar equivalent of $66,307 and $63,933 at December 31, 2019 and June 30, 2019, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Six Months Ended December 31,		Year Ended June 30,
	2019	2018	2019	2018
Period end Euro : US Dollar exchange rate	1.12	1.14	1.14	1.17
Average period Euro : US Dollar exchange rate	1.11	1.15	1.14	1.19

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At December 31, 2019 potentially dilutive securities include options to acquire 3,416,580 shares of common stock, warrants to acquire 1,885,000 shares of common stock and unvested restricted common stock of 254,283.  At December 31, 2018 potentially dilutive securities include options to acquire 3,465,335 shares of common stock, warrants to acquire 1,885,000 shares of common stock and unvested restricted common stock of 398,130. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three and six months ended December 31, 2019 and 2018 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2020, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2019. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of December 31, 2019. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2019 and June 30, 2019, respectively.  As of December 31, 2019, there was approximately $2,320,000 of available credit.

Note 4. Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the six months ended December 31, 2019, the Company made payments of $62,998 towards the lease liability. As of December 31, 2019 and June 30, 2019, lease liability amounted to $145,515 and $208,513, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the six months ended December 31, 2019 and 2018 was $83,324 and $72,688, respectively. The right of use asset at June 30, 2019 was $192,245. During the six months ended December 31, 2019, the Company reflected amortization of right of use asset of $59,332 related to this lease, resulting in a net asset balance of $132,913 as of December 31, 2019.

On October 8, 2019, the Company entered into an agreement to sublease its office facilities from November 1, 2019 through January 31, 2021, the end of the lease term, for $8,094 per month with one month of abated rent. The Company recorded rent income of $3,507 during the six months ended December 31, 2019, included in general and administrative expenses in the accompanying statements of operations.

Note 5. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 12, 2019, the Company’s stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 2,374,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of December 31, 2019, there were 665,268 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2019	3,287,335	$1.38	2,827,251	$1.27	460,084	$2.09
Granted	308,000	3.03	250,000	3.13	58,000	2.58
Options vesting	-	-	189,249	2.03	(189,249)	2.03
Exercised	(158,755)	1.26	(158,755)	1.26	-	-
Forfeited/Cancelled	(20,000)	1.95	(10,000)	1.95	(10,000)	1.95
Outstanding at December 31, 2019	3,416,580	$1.53	3,097,745	$1.47	318,835	$2.20

The weighted average remaining contractual life of all options outstanding as of December 31, 2019 was 6.06 years. The remaining contractual life for options vested and exercisable at December 31, 2019 was 5.77 years. Furthermore, the aggregate intrinsic value of options outstanding as of December 31, 2019 was $7,055,848, and the aggregate intrinsic value of options vested and exercisable at December 31, 2019 was $6,608,114, in each case based on the fair value of the Company’s common stock on December 31, 2019.

During the six months ended December 31, 2019, the Company granted 308,000 options to employees with a fair value of $461,200.  The total fair value of options that vested during the six months ended December 31, 2019 was $496,190 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of December 31, 2019, the amount of unvested compensation related to stock options was $378,078 which will be recorded as an expense in future periods as the options vest. During the six months ended December 31, 2019, the Company issued 86,880 shares of common stock upon the exercise of 158,755 options on a cashless basis.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the six months ended December 31, 2019 and 2018.

	Six Months Ended December 31,
	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	1.61% - 1.69%	2.82% – 3.00%
Expected life (in years)	5 - 6	5 - 6
Expected volatility	64%	68 - 69%

Additional information regarding stock options outstanding and exercisable as of December 31, 2019 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	2.50	8,150
0.60	5,000	2.50	5,000
0.65	6,150	2.50	6,150
0.70	225,000	5.93	225,000
0.77	49,500	3.58	49,500
0.80	16,000	5.64	16,000
0.90	25,667	4.31	25,667
0.97	6,000	2.50	6,000
1.00	28,249	3.93	28,249
1.02	187,000	0.59	187,000
1.05	400,529	6.59	400,529
1.07	33,898	2.79	33,898
1.09	129,165	5.86	129,165
1.10	105,000	5.50	105,000
1.14	3,674	2.50	3,674
1.15	209,400	4.61	209,400
1.20	352,414	7.57	346,912
1.25	32,000	3.12	32,000
1.30	243,000	2.18	243,000
1.50	195,000	2.88	195,000
1.59	35,000	8.36	20,417
1.75	1,067	2.50	1,067
1.80	94,050	3.63	94,050
1.85	24,000	3.09	24,000
1.95	275,000	8.51	143,750
2.40	398,667	8.88	309,167
2.49	50,000	9.75	-
2.50	20,000	9.38	-
3.13	258,000	9.87	250,000
Total	3,416,580		3,097,745

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2019	1,885,000	$1.25
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, December 31, 2019	1,885,000	$1.25

Exercisable, June 30, 2019	1,885,000	$1.25
Exercisable, December 31, 2019	1,885,000	$1.25

The intrinsic value for all warrants outstanding as of December 31, 2019 was $2,547,750, based on the fair value of the Company’s common stock on December 31, 2019.

Additional information regarding warrants outstanding and exercisable as of December 31, 2019 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	50,000	1.98	50,000
1.25	1,835,000	1.46	1,835,000
Total	1,885,000		1,885,000

Restricted Common Stock

Prior to July 1, 2019, the Company issued 2,166,549 shares of restricted common stock to employees valued at $2,386,443, of which 1,640,690 shares have vested, 214,324 shares with fair value of $188,203 have been forfeited, and $1,785,857 has been recognized as an expense. The balance of the non-vested shares of restricted common stock was 311,535 at June 30, 2019.

During the six months ended December 31, 2019, the Company issued an additional 83,978 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $236,251 based on the market price of our common stock price of $2.81 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vesting during the six months ended December 31, 2019 was $170,114 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2019, the amount of unvested compensation related to issuances of restricted common stock was $478,520, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2019	311,535	$412,383	$1.66
Granted	83,978	236,251	2.81
Vested	(141,136)	(170,114)	1.59
Forfeited	-	-	-
Non-vested, December 31, 2019	254,377	$478,520	$2.08

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

During the six months ended December 31, 2019, the Company repurchased 71,250 shares of our common stock from employees at an average market price of approximately $2.80 per share for an aggregate amount of $199,374.

As of December 31, 2019, $13,880 remains available under the 2019 plan to repurchase common stock from its employees. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

Note 6. Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business pursuant to an Asset Purchase Agreement dated June 20, 2017. The aggregate net consideration for the sale included earn-out payments of 45% of gross margin over the 30-month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date). Realizable contingent consideration amounted to $117,445 for the six months ended December 31, 2019 and is recorded as a gain from the sale of discontinued operations.

Note 7. Subsequent Events

On January 1, 2020, the Company issued 71,667 net shares of common stock upon the exercise of stock options underlying 100,000 shares of common stock for 28,333 shares of common stock used as payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

In prior periods through June 30, 2019, we accounted for share-based payments to non-employees in accordance with Topic 505 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

On July 1, 2019, we adopted Accounting Standards Update (ASU) 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of the standard did not have a material impact on our financial statements.

Recent Accounting Pronouncements

Please refer to footnote 2 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for a discussion of Recent Accounting Pronouncements.

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Revenue:
Platforms	$949,825	$856,445	$803,917	$748,726	$667,545	$589,013	$528,581	$489,219
Transactions	6,580,613	6,738,668	6,670,685	6,629,231	6,321,297	6,363,508	6,637,292	6,792,289
Total revenue	7,530,438	7,595,113	7,474,602	7,377,957	6,988,842	6,952,521	7,165,873	7,281,508

Cost of revenue:
Platforms	162,508	150,470	142,368	134,672	122,077	108,259	101,370	103,185
Transactions	5,094,130	5,128,108	5,104,629	5,063,624	4,878,526	4,896,307	5,118,851	5,259,959
Total cost of revenue	5,256,638	5,278,578	5,246,997	5,198,296	5,000,603	5,004,566	5,220,221	5,363,144

Gross profit:
Platforms	787,317	705,975	661,549	614,054	545,468	480,754	427,211	386,034
Transactions	1,486,483	1,610,560	1,566,056	1,565,607	1,442,771	1,467,201	1,518,441	1,532,330
Total gross profit	2,273,800	2,316,535	2,227,605	2,179,661	1,988,239	1,947,955	1,945,652	1,918,364

Operating expenses:
Sales and marketing	638,837	550,349	659,108	542,641	445,879	431,417	455,250	522,894
Technology and product dev.	548,719	499,191	549,198	537,685	553,272	499,795	454,053	436,672
General and administrative	1,270,375	1,231,345	1,060,269	1,129,461	1,180,599	1,118,611	1,062,981	1,091,928
Depreciation and amortization	6,840	7,558	8,351	9,617	9,733	11,115	32,731	32,768
Stock-based comp. expense	523,632	142,672	126,903	131,072	453,288	115,909	75,089	114,340
Foreign currency transaction loss (gain)	(5,456)	12,123	7,193	2,302	10,025	4,980	14,589	(9,737)
Total operating expenses	2,982,947	2,443,238	2,411,022	2,352,778	2,652,796	2,181,827	2,094,693	2,188,865
Other income (expenses and income taxes)	25,721	19,055	27,289	22,393	16,322	14,264	12,615	5,238
Loss from continuing operations	(683,426)	(107,648)	(156,128)	(150,724)	(648,235)	(219,608)	(136,426)	(265,263)
Gain on sale of discontinued operations	91,254	26,191	84,275	33,044	55,698	41,720	51,216	69,277
Net income (loss)	(592,172)	(81,457)	(71,853)	(117,680)	(592,537)	(177,888)	(85,210)	(195,986)

Basic income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$-	$-	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$(0.03)	$-	$-	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	24,185,966	24,095,266	23,987,137	23,845,798	23,787,836	23,644,787	23,560,781	23,498,796

Diluted income (loss) per common share:
Loss per share from continuing operations	$(0.03)	$-	$-	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$(0.03)	$-	$-	$-	$(0.03)	$(0.01)	$(0.01)	$(0.01)
Diluted weighted average common shares outstanding	24,185,966	24,095,266	23,987,137	23,845,798	23,787,836	23,644,787	23,560,781	23,498,796

Comparison of the Three and Six Months Ended December 31, 2019 and 2018

Results of Operations

	Three Months Ended December 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Revenue:
Platforms	$949,825	$667,545	$282,280	42.3%
Transactions	6,580,613	6,321,297	259,316	4.1%
Total revenue	7,530,438	6,988,842	541,596	7.7%

Cost of revenue:
Platforms	162,508	122,077	40,431	33.1%
Transactions	5,094,130	4,878,526	215,604	4.4%
Total cost of revenue	5,256,638	5,000,603	256,035	5.1%

Gross profit:
Platforms	787,317	545,468	241,849	44.3%
Transactions	1,486,483	1,442,771	43,712	3.0%
Total gross profit	2,273,800	1,988,239	285,561	14.4%

Operating expenses:
Sales and marketing	638,837	445,879	192,958	43.3%
Technology and product development	548,719	553,272	(4,553)	(0.8)%
General and administrative	1,270,375	1,180,599	89,776	7.6%
Depreciation and amortization	6,840	9,733	(2,893)	(29.7)%
Stock-based compensation expense	523,632	453,288	70,344	15.5%
Foreign currency transaction loss (gain)	(5,456)	10,025	(15,481)	(154.4)%
Total operating expenses	2,982,947	2,652,796	330,151	12.4%
Loss from operations	(709,147)	(664,557)	(44,590)	(6.7)%

Other income (expenses):
Other income	26,527	23,764	2,763	11.6%
Total other income	26,527	23,764	2,763	11.6%

Loss from operations before provision for income taxes	(682,620)	(640,793)	(41,827)	(6.5)%
Provision for income taxes	(806)	(7,442)	6,636	89.2%

Loss from continuing operations	(683,426)	(648,235)	(35,191)	(5.4)%

Gain from sale of discontinued operations	91,254	55,698	35,556	63.8%

Net loss	$(592,172)	$(592,537)	$365	0.1%

	Six Months Ended December 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Revenue:
Platforms	$1,806,270	$1,256,558	$549,712	43.7%
Transactions	13,319,281	12,684,805	634,476	5.0%
Total revenue	15,125,551	13,941,363	1,184,188	8.5%

Cost of revenue:
Platforms	312,978	230,336	82,642	35.9%
Transactions	10,222,238	9,774,833	447,405	4.6%
Total cost of revenue	10,535,216	10,005,169	530,047	5.3%

Gross profit:
Platforms	1,493,292	1,026,222	467,070	45.5%
Transactions	3,097,043	2,909,972	187,071	6.4%
Total gross profit	4,590,335	3,936,194	654,141	16.6%

Operating expenses:
Sales and marketing	1,189,186	877,296	311,890	35.6%
Technology and product development	1,047,910	1,053,067	(5,157)	(0.5)%
General and administrative	2,501,720	2,299,210	202,510	8.8%
Depreciation and amortization	14,398	20,848	(6,450)	(30.9)%
Stock-based compensation expense	666,304	569,197	97,107	17.1%
Foreign currency transaction loss (gain)	6,667	15,005	(8,338)	(55.6)%
Total operating expenses	5,426,185	4,834,623	591,562	12.2%
Loss from operations	(835,850)	(898,429)	62,579	7.0%

Other income (expenses):
Other income	52,076	47,249	4,827	10.2%
Total other income	52,076	47,249	4,827	10.2%

Loss from operations before provision for income taxes	(783,774)	(851,180)	67,406	7.9%
Provision for income taxes	(7,300)	(16,663)	9,363	56.2%

Loss from continuing operations	(791,074)	(867,843)	76,769	8.8%

Gain from sale of discontinued operations	117,445	97,418	20,027	20.6%

Net loss	$(673,629)	$(770,425)	$96,796	12.6%

Revenue

	Three Months Ended December 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Revenue:
Platforms	$949,825	$667,545	$282,280	42.3%
Transactions	6,580,613	6,321,297	259,316	4.1%
Total revenue	$7,530,438	$6,988,842	$541,596	7.7%

Total revenue increased $541,596, or 7.7%, for the three months ended December 31, 2019 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$282,280	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↑	$259,316	Increased primarily due to orders from new customers.

	Six Months Ended December 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Revenue:
Platforms	$1,806,270	$1,256,558	$549,712	43.7%
Transactions	13,319,281	12,684,805	634,476	5.0%
Total revenue	$15,125,551	$13,941,363	$1,184,188	8.5%

Total revenue increased $1,184,188, or 8.5%, for the six months ended December 31, 2019 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$549,712	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↑	$634,476	Increased primarily due to orders from new customers.

Cost of Revenue

	Three Months Ended December 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Cost of Revenue:
Platforms	$162,508	$122,077	$40,431	33.1%
Transactions	5,094,130	4,878,526	215,604	4.4%
Total cost of revenue	$5,256,638	$5,000,603	$256,035	5.1%

	Three Months Ended December 31,
	2019	2018	2019-2018 Change *
As a percentage of revenue:
Platforms	17.1%	18.3%	(1.2)%
Transactions	77.4%	77.2%	0.2%
Total	69.8%	71.6%	(1.8)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 1.8%, from 71.6% for the previous year to 69.8%, for the three months ended December 31, 2019.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↓	1.2%	Decreased primarily due to proportionally lower third-party data costs.
Transactions	↑	0.2%	Increased primarily due to proportionally higher personnel costs, and slightly offset by lower copyright costs.

Cost of Revenue

	Six Months Ended December 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Cost of Revenue:
Platforms	$312,978	$230,336	$82,642	35.9%
Transactions	10,222,238	9,774,833	447,405	4.6%
Total cost of revenue	$10,535,216	$10,005,169	$530,047	5.3%

	Six Months Ended December 31,
	2019	2018	2019-2018 Change *
As a percentage of revenue:
Platforms	17.3%	18.3%	(1.0)%
Transactions	76.7%	77.1%	(0.4)%
Total	69.7%	71.8%	(2.1)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.1%, from 71.8% for the previous year to 69.7%, for the six months ended December 31, 2019.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↓	1.0%	Decreased primarily due to proportionally lower third-party data costs.
Transactions	↓	0.4%	Decreased primarily due to proportionally lower personnel and copyright costs.

Gross Profit

	Three Months Ended December 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Gross Profit:
Platforms	$787,317	$545,468	$241,849	44.3%
Transactions	1,486,483	1,442,771	43,712	3.0%
Total gross profit	$2,273,800	$1,988,239	$285,561	14.4%

	Three Months Ended December 31,
	2019	2018	2019-2018 Change *
As a percentage of revenue:
Platforms	82.9%	81.7%	1.2%
Transactions	22.6%	22.8%	(0.2)%
Total	30.2%	28.4%	1.8%

* The difference between current and prior period gross profit as a percentage of revenue

Gross Profit

	Six Months Ended December 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Gross Profit:
Platforms	$1,493,292	$1,026,222	$467,070	45.5%
Transactions	3,097,043	2,909,972	187,071	6.4%
Total gross profit	$4,590,335	$3,936,194	$654,141	16.6%

	Six Months Ended December 31,
	2019	2018	2019-2018 Change *
As a percentage of revenue:
Platforms	82.7%	81.7%	1.0%
Transactions	23.3%	22.9%	0.4%
Total	30.3%	28.2%	2.1%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended December 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Operating Expenses:
Sales and marketing	$638,837	$445,879	$192,958	43.3%
Technology and product development	548,719	553,272	(4,553)	(0.8)%
General and administrative	1,270,375	1,180,599	89,776	7.6%
Depreciation and amortization	6,840	9,733	(2,893)	(29.7)%
Stock-based compensation expense	523,632	453,288	70,344	15.5%
Foreign currency transaction loss (gain)	(5,456)	10,025	(15,481)	(154.4)%
Total operating expenses	$2,982,947	$2,652,796	$330,151	12.4%

Category	Impact		Key Drivers
Sales and marketing	↑	$192,958	Increased primarily due to greater personnel costs.
General and administrative	↑	$89,776	Increased primarily due to greater professional service fees and personnel costs.

	Six Months Ended December 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Operating Expenses:
Sales and marketing	$1,189,186	$877,296	$311,890	35.6%
Technology and product development	1,047,910	1,053,067	(5,157)	(0.5)%
General and administrative	2,501,720	2,299,210	202,510	8.8%
Depreciation and amortization	14,398	20,848	(6,450)	(30.9)%
Stock-based compensation expense	666,304	569,197	97,107	17.1%
Foreign currency transaction loss (gain)	6,667	15,005	(8,338)	(55.6)%
Total operating expenses	$5,426,185	$4,834,623	$591,562	12.2%

Category	Impact		Key Drivers
Sales and marketing	↑	$311,890	Increased primarily due to greater personnel costs and advertising media spend.
General and administrative	↑	$202,510	Increased primarily due to greater professional service fees and personnel costs.

Net Income (Loss)

	Three Months Ended December 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Net Income (Loss):
Loss from continuing operations	$(683,426)	$(648,235)	$(35,191)	(5.4)%
Income from discontinued operations	91,254	55,698	35,556	63.8%
Total net loss	$(592,172)	$(592,537)	$365	0.1%

Loss from continuing operations increased $35,191 or 5.4%, for the three months ended December 31, 2019 compared to the prior year, primarily due to increased operating expenses, partially offset by increased gross profit as described above.

	Six Months Ended December 31,
	2019	2018	2019-2018 $ Change	2019-2018 % Change
Net Income (Loss):
Loss from continuing operations	$(791,074)	$(867,843)	$76,769	8.8%
Income from discontinued operations	117,445	97,418	20,027	20.6%
Total net loss	$(673,629)	$(770,425)	$96,796	12.6%

Loss from continuing operations decreased $76,769 or 8.8%, for the six months ended December 31, 2019 compared to the prior year, primarily due to increased gross profit, partially offset by increased gross operating expenses as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
	2019	2018
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$1,617,651	$(22,719)
Net cash used in investing activities	-	(4,154)
Net cash used in financing activities	(199,374)	(113,278)

Effect of exchange rate changes	(2,239)	(6,501)
Net increase (decrease) in cash and cash equivalents	1,416,038	(146,652)
Cash and cash equivalents, beginning of period	5,353,090	4,908,180
Cash and cash equivalents, end of period	$6,769,128	$4,761,528

Liquidity

Since our inception, we have funded our operations primarily through private sales of equity securities and the exercise of warrants, which have provided aggregate net cash proceeds to date of approximately $15,972,000. As of December 31, 2019, we had working capital of $2,672,566 and stockholders’ equity of $2,822,991. For the six months ended December 31, 2019, we recorded a net loss of $673,629, and cash provided by operating activities was $1,617,651. We may incur losses for an indeterminate period and may never sustain profitability. We may be unable to achieve and maintain profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.

As of December 31, 2019, we had cash and cash equivalents of $6,769,128, compared to $5,353,090 as of June 30, 2019, an increase of $1,416,038. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $1,617,651 for the six months ended December 31, 2019 and resulted primarily from an increase in accounts payable and accrued expenses of $993,845 and an increase in deferred revenue of $563,209, partially offset by a decrease in accounts receivable of $342,389.

Net cash used in operating activities was $22,719 for the six months ended December 31, 2018 and resulted primarily from a net loss of $770,425 and an increase in prepaid royalties of $367,792, partially offset by an increase in deferred revenue of $358,489.

Investing Activities

No cash was used in or provided by investing activities for the six months ended December 31, 2019.

Net cash used in investing activities was $4,154 for the six months ended December 31, 2018 and resulted from the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $199,374 for the six months ended December 31, 2019 and resulted from the repurchase of common stock.

Net cash used in financing activities was $113,278 for the six months ended December 31, 2018 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2020, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2019. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at the prime rate plus 2.25% for periods in which we maintain an adjusted quick ratio of 1.3 to 1.0 (the “Streamline Period”), and at the prime rate plus 5.25% when a Streamline Period is not in effect. The interest rate on the line of credit was 6.75% as of December 31, 2019. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2019 and June 30, 2019, respectively.  As of December 31, 2019, there was approximately $2,320,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018	2019-2018 $ Change
Net loss	$(592,172)	$(592,537)	$365
Add (deduct):
Other (income) expense	(26,527)	(23,764)	(2,763)
Foreign currency transaction loss (gain)	(5,456)	10,025	(15,481)
Provision for income taxes	806	7,442	(6,636)
Depreciation and amortization	6,840	9,733	(2,893)
Stock-based compensation	523,632	453,288	70,344
Gain on sale of discontinued operations	(91,254)	(55,698)	(35,556)
Adjusted EBITDA	$(184,131)	$(191,511)	$7,380

	Six Months Ended December 31,
	2019	2018	2019-2018 $ Change
Net loss	$(673,629)	$(770,425)	$96,796
Add (deduct):
Other (income) expense	(52,076)	(47,249)	(4,827)
Foreign currency transaction loss (gain)	6,667	15,005	(8,338)
Provision for income taxes	7,300	16,663	(9,363)
Depreciation and amortization	14,398	20,848	(6,450)
Stock-based compensation	666,304	569,197	97,107
Gain on sale of discontinued operations	(117,445)	(97,418)	(20,027)
Adjusted EBITDA	$(148,481)	$(293,379)	$144,898

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2019, we repurchased 42,500 shares of our common stock from employees at an average market price of approximately $3.00 per share for an aggregate amount of $127,500.

As of December 31, 2019, $13,880 remains available under the 2019 plan to repurchase common stock from our employees. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2019	-	-	-	$141,380
November 2019	-	-	-	$141,380
December 2019	42,500	$3.00	-	$13,880
Total	42,500	$3.00	-	-

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: February 13, 2020		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: February 13, 2020		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished herewith
++	Indicates management contract or compensatory plan