Form 10-Q
period 2020-03-31
Research Solutions, Inc.
filed 2020-05-14
CIK 1386301

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

(310) 477-0354

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which registered
Common stock, $0.001 par value	RSSS	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 7, 2020
Common Stock, $0.001 par value	26,034,572

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,249,260	$5,353,090
Accounts receivable, net of allowance of $88,698 and $100,175, respectively	5,111,493	4,493,169
Prepaid expenses and other current assets	307,165	323,591
Prepaid royalties	566,379	-
Total current assets	14,234,297	10,169,850

Other assets:
Property and equipment, net of accumulated depreciation of $799,935 and $789,788, respectively	14,822	36,828
Deposits and other assets	6,132	14,406
Right of use asset, net of accumulated amortization of $360,239 and $270,777, respectively	102,783	192,245
Total assets	$14,358,034	$10,413,329

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,174,737	$4,862,895
Deferred revenue	3,302,187	2,310,206
Lease liability, current portion	112,775	129,187
Total current liabilities	9,589,699	7,302,288

Long-term liabilities:
Lease liability, long-term portion	-	79,326
Total liabilities	9,589,699	7,381,614

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 26,034,572 and 24,375,948 shares issued and outstanding, respectively	26,035	24,376
Additional paid-in capital	26,044,827	23,631,481
Accumulated deficit	(21,176,240)	(20,514,557)
Accumulated other comprehensive loss	(126,287)	(109,585)
Total stockholders’ equity	4,768,335	3,031,715
Total liabilities and stockholders’ equity	$14,358,034	$10,413,329

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenue:
Platforms	$1,017,789	$748,726	$2,824,059	$2,005,284
Transactions	7,029,617	6,629,231	20,348,898	19,314,036
Total revenue	8,047,406	7,377,957	23,172,957	21,319,320

Cost of revenue:
Platforms	177,919	134,672	490,897	365,007
Transactions	5,330,473	5,063,624	15,552,711	14,838,457
Total cost of revenue	5,508,392	5,198,296	16,043,608	15,203,464
Gross profit	2,539,014	2,179,661	7,129,349	6,115,856

Operating expenses:
Selling, general and administrative	2,544,659	2,343,161	7,956,446	7,156,937
Depreciation and amortization	5,510	9,617	19,908	30,465
Total operating expenses	2,550,169	2,352,778	7,976,354	7,187,402
Loss from operations	(11,155)	(173,117)	(847,005)	(1,071,546)

Other income	23,662	27,875	75,738	75,124

Income (loss) from operations before provision for income taxes	12,507	(145,242)	(771,267)	(996,422)
Provision for income taxes	(561)	(5,482)	(7,861)	(22,145)

Income (loss) from continuing operations	11,946	(150,724)	(779,128)	(1,018,567)

Gain from sale of discontinued operations	-	33,044	117,445	130,462

Net income (loss)	11,946	(117,680)	(661,683)	(888,105)

Other comprehensive income (loss):
Foreign currency translation	(14,677)	(5,216)	(16,702)	(11,254)
Comprehensive loss	$(2,731)	$(122,896)	$(678,385)	$(899,359)

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$-	$-	$(0.03)	$(0.04)
Income per share from discontinued operations	$-	$-	$-	$-
Net income (loss) per share	$-	$-	$(0.03)	$(0.04)
Basic weighted average common shares outstanding	24,960,394	23,845,798	24,411,888	23,758,844

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$-	$-	$(0.03)	$(0.04)
Income per share from discontinued operations	$-	$-	$-	$-
Net income (loss) per share	$-	$-	$(0.03)	$(0.04)
Diluted weighted average common shares outstanding	25,717,403	23,845,798	24,411,888	23,758,844

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

For the Nine Months Ended March 31, 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2019	24,375,948	$24,376	$23,631,481	$(20,514,557)	$(109,585)	$3,031,715

Fair value of vested stock options	-	-	58,198	-	-	58,198

Fair value of vested restricted common stock	70,000	70	84,404	-	-	84,474

Repurchase of common stock	(28,750)	(28)	(71,847)	-	-	(71,875)

Common stock issued upon exercise of stock options	24,307	24	(24)	-	-	-

Net loss for the period	-	-	-	(81,457)	-	(81,457)

Foreign currency translation	-	-	-	-	(3,568)	(3,568)

Balance, September 30, 2019	24,441,505	24,442	23,702,212	(20,596,014)	(113,153)	3,017,487

Fair value of vested stock options	-	-	437,992	-	-	437,992

Fair value of vested restricted common stock	13,978	14	85,626	-	-	85,640

Repurchase of common stock	(42,500)	(42)	(127,457)	-	-	(127,499)

Common stock issued upon exercise of stock options	62,573	62	(62)	-	-	-

Net loss for the period	-	-	-	(592,172)	-	(592,172)

Foreign currency translation	-	-	-	-	1,543	1,543

Balance, December 31, 2019	24,475,556	24,476	24,098,311	(21,188,186)	(111,610)	2,822,991

Fair value of vested stock options	-	-	56,712	-	-	56,712

Fair value of vested restricted common stock	12,500	13	85,513	-	-	85,526

Repurchase of common stock	(25,150)	(25)	(69,138)	-	-	(69,163)

Common stock issued upon exercise of stock options	71,666	71	(71)	-	-	-

Common stock issued upon exercise of warrants	1,500,000	1,500	1,873,500	-	-	1,875,000

Net income for the period	-	-	-	11,946	-	11,946

Foreign currency translation	-	-	-	-	(14,677)	(14,677)

Balance, March 31, 2020	26,034,572	$26,035	$26,044,827	$(21,176,240)	$(126,287)	$4,768,335

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019

Cash flow from operating activities:
Net loss	$(661,683)	$(888,105)
Adjustment to reconcile net loss to net cash provided by operating activities:
Gain from sale of discontinued operations	(117,445)	(130,462)
Depreciation and amortization	19,908	30,465
Amortization of lease right	89,462	85,870
Fair value of vested stock options	552,902	471,238
Fair value of vested restricted common stock	255,640	229,031
Changes in operating assets and liabilities:
Accounts receivable	(618,324)	(115,724)
Prepaid expenses and other current assets	133,871	177,973
Prepaid royalties	(566,379)	(647,387)
Deposits and other assets	8,094	-
Accounts payable and accrued expenses	1,311,842	1,047,266
Deferred revenue	991,981	403,709
Lease liability	(95,738)	(88,744)
Net cash provided by operating activities	1,304,131	575,130

Cash flow from investing activities:
Purchase of property and equipment	-	(9,107)
Net cash used in investing activities	-	(9,107)

Cash flow from financing activities:
Proceeds from the exercise of warrants	1,875,000	-
Common stock repurchase and retirement	(268,537)	(159,198)
Net cash provided by (used in) financing activities	1,606,463	(159,198)

Effect of exchange rate changes	(14,424)	(11,921)
Net increase in cash and cash equivalents	2,896,170	394,904
Cash and cash equivalents, beginning of period	5,353,090	4,908,180
Cash and cash equivalents, end of period	$8,249,260	$5,303,084

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,861	$22,145

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2020 and 2019 (Unaudited)

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

Cash denominated in Euros with a US Dollar equivalent of $136,896 and $63,933 at March 31, 2020 and June 30, 2019, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and nine months ended March 31, 2020 and 2019.

The Company has no customers that accounted for greater than 10% of accounts receivable at March 31, 2020 and June 30, 2019.

The following table summarizes vendor concentrations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Vendor A	19%	16%	21%	18%
Vendor B	13%	12%	13%	12%
Vendor C	*	*	*	11%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to loss of $8,648 and $2,302 for the three months ended March 31, 2020 and 2019, respectively and loss of $15,315 and $17,307 for the nine months ended March 31, 2020 and 2019, respectively. Cash denominated in Euros with a US Dollar equivalent of $136,896 and $63,933 at March 31, 2020 and June 30, 2019, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Nine Months Ended March 31,		Year Ended June 30,
	2020	2019	2019	2018
Period end Euro : US Dollar exchange rate	1.10	1.12	1.14	1.17
Average period Euro : US Dollar exchange rate	1.11	1.15	1.14	1.19

Period end Mexican Peso : US Dollar exchange rate	0.04	0.05	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At March 31, 2020 potentially dilutive securities include options to acquire 3,324,580 shares of common stock, warrants to acquire 385,000 shares of common stock and unvested restricted common stock of 219,926.  At March 31, 2019 potentially dilutive securities include options to acquire 3,465,335 shares of common stock, warrants to acquire 1,885,000 shares of common stock and unvested restricted common stock of 356,759. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the nine months ended March 31, 2020 and the three and nine months ended March 31, 2019 because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the three months ended March 31, 2020, the calculation of diluted earnings per share includes unvested restricted common stock, stock options and warrants, calculated under the treasury stock method.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326"). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today's "incurred loss" approach with an "expected loss" model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on the Company's financial position, results of operations, and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2020. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of March 31, 2020. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2020 and June 30, 2019, respectively.  As of March 31, 2020, there was approximately $2,458,000 of available credit.

Note 4. Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the nine months ended March 31, 2020, the Company made payments of $95,738 towards the lease liability. As of March 20, 2020 and June 30, 2019, lease liability amounted to $112,775 and $208,513, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the nine months ended March 31, 2020 and 2019 was $97,275 and $108,912, respectively. The right of use asset at June 30, 2019 was $192,245. During the nine months ended March 31, 2020, the Company reflected amortization of right of use asset of $89,462 related to this lease, resulting in a net asset balance of $102,783 as of March 31, 2020.

On October 8, 2019, the Company entered into an agreement to sublease its office facilities from November 1, 2019 through January 31, 2021, the end of the lease term, for $8,094 per month with one month of abated rent. The Company recorded rent income of $27,789 during the nine months ended March 31, 2020, included in general and administrative expenses in the accompanying statements of operations.

Note 5. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 12, 2019, the Company’s stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 2,374,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of March 31, 2020, there were 644,768 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2019	3,287,335	$1.38	2,827,251	$1.27	460,084	$2.09
Granted	316,000	3.04	250,000	3.13	66,000	2.69
Options vesting	-	-	229,582	2.03	(229,582)	2.03
Exercised	(258,755)	1.17	(258,755)	1.17	-	-
Forfeited/Cancelled	(20,000)	1.95	(10,000)	1.95	(10,000)	1.95
Outstanding at March 31, 2020	3,324,580	$1.56	3,038,078	$1.49	286,502	$2.28

The weighted average remaining contractual life of all options outstanding as of March 31, 2020 was 5.99 years. The remaining contractual life for options vested and exercisable at March 31, 2020 was 5.73 years. Furthermore, the aggregate intrinsic value of options outstanding as of March 31, 2020 was $4,810,855, and the aggregate intrinsic value of options vested and exercisable at March 31, 2020 was $4,595,160, in each case based on the fair value of the Company’s common stock on March 31, 2020.

During the nine months ended March 31, 2020, the Company granted 316,000 options to employees with a fair value of $475,840.  The total fair value of options that vested during the nine months ended March 31, 2020 was $552,902 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of March 31, 2020, the amount of unvested compensation related to stock options was $336,006 which will be recorded as an expense in future periods as the options vest. During the nine months ended March 31, 2020, the Company issued 158,546 net shares of common stock upon the exercise of 258,755 options on a cashless basis.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the nine months ended March 31, 2020 and 2019.

	Nine Months Ended March 31,
	2020	2019
Expected dividend yield	0%	0%
Risk-free interest rate	1.37% - 1.69%	2.82% – 3.00%
Expected life (in years)	5 - 6	5 - 6
Expected volatility	62 - 64%	68 - 69%

Additional information regarding stock options outstanding and exercisable as of March 31, 2020 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	2.25	8,150
0.60	5,000	2.25	5,000
0.65	6,150	2.25	6,150
0.70	225,000	5.68	225,000
0.77	49,500	3.33	49,500
0.80	16,000	5.39	16,000
0.90	25,667	4.06	25,667
0.97	6,000	2.25	6,000
1.00	28,249	3.68	28,249
1.02	87,000	0.37	87,000
1.05	400,529	6.34	400,529
1.07	33,898	2.54	33,898
1.09	129,165	5.61	129,165
1.10	105,000	5.25	105,000
1.14	3,674	2.25	3,674
1.15	209,400	4.36	209,400
1.20	352,414	7.33	348,746
1.25	32,000	2.87	32,000
1.30	243,000	1.93	243,000
1.50	195,000	2.63	195,000
1.59	35,000	8.12	23,333
1.75	1,067	2.25	1,067
1.80	94,050	3.38	94,050
1.85	24,000	2.84	24,000
1.95	275,000	8.26	166,667
2.40	398,667	8.63	321,833
2.49	50,000	9.50	-
2.50	20,000	9.13	-
3.13	258,000	9.62	250,000
3.50	8,000	9.87	-
Total	3,324,580		3,038,078

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2019	1,885,000	$1.25
Granted	-	-
Exercised	(1,500,000)	1.25
Expired/Cancelled	-	-
Outstanding, March 31, 2020	385,000	$1.24
Exercisable, June 30, 2019	1,885,000	$1.25
Exercisable, March 31, 2020	385,000	$1.24

The intrinsic value for all warrants outstanding as of March 31, 2020 was $1,061,750, based on the fair value of the Company’s common stock on March 31, 2020.

On February 19 and 20, 2020, certain holders of warrants to purchase shares of the Company’s common stock at a per share exercise price of $1.25 exercised those warrants to purchase 1,500,000 shares, generating gross proceeds to the Company of $1,875,000.

Additional information regarding warrants outstanding and exercisable as of March 31, 2020 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	50,000	1.73	50,000
1.25	335,000	1.14	335,000
Total	385,000		385,000

Restricted Common Stock

Prior to July 1, 2019, the Company issued 2,166,549 shares of restricted common stock to employees valued at $2,386,443, of which 1,640,690 shares have vested, 214,324 shares with fair value of $188,203 have been forfeited, and $1,785,857 has been recognized as an expense. The balance of the non-vested shares of restricted common stock was 311,535 at June 30, 2019.

During the nine months ended March 31, 2020, the Company issued an additional 96,478 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $280,001 based on the market price of our common stock price of $2.90 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vesting during the nine months ended March 31, 2020 was $255,640 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of March 31, 2020, the amount of unvested compensation related to issuances of restricted common stock was $436,744, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2019	311,535	$412,383	$1.66
Granted	96,478	280,001	2.90
Vested	(188,087)	(255,640)	1.57
Forfeited	-	-	-
Non-vested, March 31, 2020	219,926	$436,744	$2.29

Common Stock Repurchase and Retirement

Effective as of February 11, 2020, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2020 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

During the nine months ended March 31, 2020, the Company repurchased 96,400 shares of our common stock from employees at an average market price of approximately $2.80 per share for an aggregate amount of $268,537.

As of March 31, 2020, $330,838 remains available under the 2020 plan to repurchase common stock from its employees. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

Note 6.  Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business pursuant to an Asset Purchase Agreement dated June 20, 2017. The aggregate net consideration for the sale included earn-out payments of 45% of gross margin over the 30-month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable (each 6-month period ending subsequent to the closing date). Realizable contingent consideration amounted to $117,445 for the nine months ended March 31, 2020 and is recorded as a gain from the sale of discontinued operations.

Note 7.  Contingencies

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, we have not experienced any significant changes in our business that would have a significant negative impact on our consolidated statements of operations or cash flows.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2020	2019	2019	2019	2019	2018	2018	2018
Revenue:
Platforms	$1,017,789	$949,825	$856,445	$803,917	$748,726	$667,545	$589,013	$528,581
Transactions	7,029,617	6,580,613	6,738,668	6,670,685	6,629,231	6,321,297	6,363,508	6,637,292
Total revenue	8,047,406	7,530,438	7,595,113	7,474,602	7,377,957	6,988,842	6,952,521	7,165,873

Cost of revenue:
Platforms	177,919	162,508	150,470	142,368	134,672	122,077	108,259	101,370
Transactions	5,330,473	5,094,130	5,128,108	5,104,629	5,063,624	4,878,526	4,896,307	5,118,851
Total cost of revenue	5,508,392	5,256,638	5,278,578	5,246,997	5,198,296	5,000,603	5,004,566	5,220,221

Gross profit:
Platforms	839,870	787,317	705,975	661,549	614,054	545,468	480,754	427,211
Transactions	1,699,144	1,486,483	1,610,560	1,566,056	1,565,607	1,442,771	1,467,201	1,518,441
Total gross profit	2,539,014	2,273,800	2,316,535	2,227,605	2,179,661	1,988,239	1,947,955	1,945,652

Operating expenses:
Sales and marketing	626,956	638,837	550,349	659,108	542,641	445,879	431,417	455,250
Technology and product dev.	536,238	548,719	499,191	549,198	537,685	553,272	499,795	454,053
General and administrative	1,230,580	1,270,375	1,231,345	1,060,269	1,129,461	1,180,599	1,118,611	1,062,981
Depreciation and amortization	5,510	6,840	7,558	8,351	9,617	9,733	11,115	32,731
Stock-based comp. expense	142,237	523,632	142,672	126,903	131,072	453,288	115,909	75,089
Foreign currency transaction loss (gain)	8,648	(5,456)	12,123	7,193	2,302	10,025	4,980	14,589
Total operating expenses	2,550,169	2,982,947	2,443,238	2,411,022	2,352,778	2,652,796	2,181,827	2,094,693
Other income (expenses and income taxes)	23,101	25,721	19,055	27,289	22,393	16,322	14,264	12,615
Income (loss) from continuing operations	11,946	(683,426)	(107,648)	(156,128)	(150,724)	(648,235)	(219,608)	(136,426)
Gain on sale of discontinued operations	-	91,254	26,191	84,275	33,044	55,698	41,720	51,216
Net income (loss)	11,946	(592,172)	(81,457)	(71,853)	(117,680)	(592,537)	(177,888)	(85,210)

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$-	$(0.03)	$-	$-	$-	$(0.03)	$(0.01)	$(0.01)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$-	$(0.03)	$-	$-	$-	$(0.03)	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	24,960,394	24,185,966	24,095,266	23,987,137	23,845,798	23,787,836	23,644,787	23,560,781

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$-	$(0.03)	$-	$-	$-	$(0.03)	$(0.01)	$(0.01)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$-	$(0.03)	$-	$-	$-	$(0.03)	$(0.01)	$(0.01)
Diluted weighted average common shares outstanding	25,717,403	24,185,966	24,095,266	23,987,137	23,845,798	23,787,836	23,644,787	23,560,781

Comparison of the Three and Nine Months Ended March 31, 2020 and 2019

Results of Operations

	Three Months Ended March 31,
	2020	2019	$ Change	% Change

Revenue:
Platforms	$1,017,789	$748,726	$269,063	35.9%
Transactions	7,029,617	6,629,231	400,386	6.0%
Total revenue	8,047,406	7,377,957	669,449	9.1%

Cost of revenue:
Platforms	177,919	134,672	43,247	32.1%
Transactions	5,330,473	5,063,624	266,849	5.3%
Total cost of revenue	5,508,392	5,198,296	310,096	6.0%

Gross profit:
Platforms	839,870	614,054	225,816	36.8%
Transactions	1,699,144	1,565,607	133,537	8.5%
Total gross profit	2,539,014	2,179,661	359,353	16.5%

Operating expenses:
Sales and marketing	626,956	542,641	84,315	15.5%
Technology and product development	536,238	537,685	(1,447)	(0.3)%
General and administrative	1,230,580	1,129,461	101,119	9.0%
Depreciation and amortization	5,510	9,617	(4,107)	(42.7)%
Stock-based compensation expense	142,237	131,072	11,165	8.5%
Foreign currency transaction loss (gain)	8,648	2,302	6,346	275.7%
Total operating expenses	2,550,169	2,352,778	197,391	8.4%
Loss from operations	(11,155)	(173,117)	161,962	93.6%

Other income	23,662	27,875	(4,213)	(15.1)%

Income (loss) from operations before provision for income taxes	12,507	(145,242)	157,749	108.6%
Provision for income taxes	(561)	(5,482)	4,921	89.8%

Income (loss) from continuing operations	11,946	(150,724)	162,670	107.9%

Gain from sale of discontinued operations	-	33,044	(33,044)	(100.0)%

Net income (loss)	$11,946	$(117,680)	$129,626	110.2%

	Nine Months Ended March 31,
	2020	2019	$ Change	% Change

Revenue:
Platforms	$2,824,059	$2,005,284	$818,775	40.8%
Transactions	20,348,898	19,314,036	1,034,862	5.4%
Total revenue	23,172,957	21,319,320	1,853,637	8.7%

Cost of revenue:
Platforms	490,897	365,007	125,890	34.5%
Transactions	15,552,711	14,838,457	714,254	4.8%
Total cost of revenue	16,043,608	15,203,464	840,144	5.5%

Gross profit:
Platforms	2,333,162	1,640,277	692,885	42.2%
Transactions	4,796,187	4,475,579	320,608	7.2%
Total gross profit	7,129,349	6,115,856	1,013,493	16.6%

Operating expenses:
Sales and marketing	1,816,142	1,419,937	396,205	27.9%
Technology and product development	1,584,148	1,590,752	(6,604)	(0.4)%
General and administrative	3,732,300	3,428,672	303,628	8.9%
Depreciation and amortization	19,908	30,465	(10,557)	(34.7)%
Stock-based compensation expense	808,541	700,269	108,272	15.5%
Foreign currency transaction loss (gain)	15,315	17,307	(1,992)	(11.5)%
Total operating expenses	7,976,354	7,187,402	788,952	11.0%
Loss from operations	(847,005)	(1,071,546)	224,541	21.0%

Other income	75,738	75,124	614	0.8%

Loss from operations before provision for income taxes	(771,267)	(996,422)	225,155	22.6%
Provision for income taxes	(7,861)	(22,145)	14,284	64.5%

Loss from continuing operations	(779,128)	(1,018,567)	239,439	23.5%

Gain from sale of discontinued operations	117,445	130,462	(13,017)	(10.0)%

Net loss	$(661,683)	$(888,105)	$226,422	25.5%

 Revenue

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue:
Platforms	$1,017,789	$748,726	$269,063	35.9%
Transactions	7,029,617	6,629,231	400,386	6.0%
Total revenue	$8,047,406	$7,377,957	$669,449	9.1%

Total revenue increased $669,449, or 9.1%, for the three months ended March 31, 2020 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$269,063	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↑	$400,386	Increased primarily due to orders from new customers.

	Nine Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue:
Platforms	$2,824,059	$2,005,284	$818,775	40.8%
Transactions	20,348,898	19,314,036	1,034,862	5.4%
Total revenue	$23,172,957	$21,319,320	$1,853,637	8.7%

Total revenue increased $1,853,637, or 8.7%, for the nine months ended March 31, 2020 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$818,775	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↑	$1,034,862	Increased primarily due to orders from new customers.

Cost of Revenue

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Cost of Revenue:
Platforms	$177,919	$134,672	$43,247	32.1%
Transactions	5,330,473	5,063,624	266,849	5.3%
Total cost of revenue	$5,508,392	$5,198,296	$310,096	6.0%

	Three Months Ended March 31,
	2020	2019	% Change *
As a percentage of revenue:
Platforms	17.5%	18.0%	(0.5)%
Transactions	75.8%	76.4%	(0.6)%
Total	68.4%	70.5%	(2.1)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.1%, from 70.5% for the previous year to 68.4%, for the three months ended March 31, 2020.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↓	0.5%	Decreased primarily due to proportionally lower third-party data costs.
Transactions	↓	0.6%	Decreased primarily due to proportionally lower copyright and personnel costs.

Cost of Revenue

	Nine Months Ended March 31,
	2020	2019	$ Change	% Change
Cost of Revenue:
Platforms	$490,897	$365,007	$125,890	34.5%
Transactions	15,552,771	14,838,457	714,254	4.8%
Total cost of revenue	$16,043,608	$15,203,464	$840,144	5.5%

	Nine Months Ended March 31,
	2020	2019	% Change *
As a percentage of revenue:
Platforms	17.4%	18.2%	(0.8)%
Transactions	76.4%	76.8%	(0.4)%
Total	69.2%	71.3%	(2.1)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.1%, from 71.3% for the previous year to 69.2%, for the nine months ended March 31, 2020.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↓	0.8%	Decreased primarily due to proportionally lower third-party data costs.
Transactions	↓	0.4%	Decreased primarily due to proportionally lower copyright and personnel costs.

Gross Profit

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Gross Profit:
Platforms	$839,870	$614,054	$225,816	36.8%
Transactions	1,699,144	1,565,607	133,537	8.5%
Total gross profit	$2,539,014	$2,179,661	$359,353	16.5%

	Three Months Ended March 31,
	2020	2019	% Change *
As a percentage of revenue:
Platforms	82.5%	82.0%	0.5%
Transactions	24.2%	23.6%	0.6%
Total	31.6%	29.5%	2.1%

* The difference between current and prior period gross profit as a percentage of revenue

Gross Profit

	Nine Months Ended March 31,
	2020	2019	$ Change	% Change
Gross Profit:
Platforms	$2,333,162	$1,640,277	$692,885	42.2%
Transactions	4,796,187	4,475,579	320,608	7.2%
Total gross profit	$7,129,349	$6,115,856	$1,013,493	16.6%

	Nine Months Ended March 31,
	2020	2019	% Change *
As a percentage of revenue:
Platforms	82.6%	81.8%	0.8%
Transactions	23.6%	23.2%	0.4%
Total	30.8%	28.7%	2.1%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating Expenses:
Sales and marketing	$626,956	$542,641	$84,315	15.5%
Technology and product development	536,238	537,685	(1,447)	(0.3)%
General and administrative	1,230,580	1,129,461	101,119	9.0%
Depreciation and amortization	5,510	9,617	(4,107)	(42.7)%
Stock-based compensation expense	142,237	131,072	11,165	8.5%
Foreign currency transaction loss (gain)	8,648	2,302	6,346	275.7%
Total operating expenses	$2,550,169	$2,352,778	$197,391	8.4%

Category	Impact		Key Drivers
Sales and marketing	↑	$84,315	Increased primarily due to greater personnel costs.
General and administrative	↑	$101,119	Increased primarily due to greater personnel costs and NASDAQ entry fee.

	Nine Months Ended March 31,
	2020	2019	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,816,142	$1,419,937	$396,205	27.9%
Technology and product development	1,584,148	1,590,752	(6,604)	(0.4)%
General and administrative	3,732,300	3,428,672	303,628	8.9%
Depreciation and amortization	19,908	30,465	(10,557)	(34.7)%
Stock-based compensation expense	808,541	700,269	108,272	15.5%
Foreign currency transaction loss (gain)	15,315	17,307	(1,992)	(11.5)%
Total operating expenses	$7,976,354	$7,187,402	$788,952	11.0%

Category	Impact		Key Drivers
Sales and marketing	↑	$396,205	Increased primarily due to greater personnel costs and advertising media spend.
General and administrative	↑	$303,628	Increased primarily due to greater personnel costs, professional service fees and NASDAQ entry fee.

Net Income (Loss)

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net Income (Loss):
Income (loss) from continuing operations	$11,946	$(150,724)	$162,670	107.9%
Income from discontinued operations	-	33,044	(33,044)	(100.0)%
Total net income (loss)	$11,946	$(117,680)	$129,626	110.2%

Income from continuing operations increased $162,670 or 107.9%, for the three months ended March 31, 2020 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

	Nine Months Ended March 31,
	2020	2019	$ Change	% Change
Net Income (Loss):
Loss from continuing operations	$(779,128)	$(1,018,567)	$239,439	23.5%
Income from discontinued operations	117,445	130,462	(13,017)	(10.0)%
Total net loss	$(661,683)	$(888,105)	$226,422	25.5%

Loss from continuing operations decreased $239,439 or 23.5%, for the nine months ended March 31, 2020 compared to the prior year, primarily due to increased gross profit, partially offset by increased gross operating expenses as described above.

  Liquidity and Capital Resources

	Nine Months Ended March 31,
Consolidated Statements of Cash Flow Data:	2020	2019
Net cash provided by operating activities	$1,304,131	$575,130
Net cash used in investing activities	-	(9,107)
Net cash provided by (used in) financing activities	1,606,463	(159,198)

Effect of exchange rate changes	(14,424)	(11,921)
Net increase in cash and cash equivalents	2,896,170	394,904
Cash and cash equivalents, beginning of period	5,353,090	4,908,180
Cash and cash equivalents, end of period	$8,249,260	$5,303,084

Liquidity

As of March 31, 2020, we had cash and cash equivalents of $8,249,260, compared to $5,353,090 as of June 30, 2019, an increase of $2,896,170. This increase was primarily due to cash provided by investing and operating activities.

Operating Activities

Net cash provided by operating activities was $1,304,131 for the nine months ended March 31, 2020 and resulted primarily from an increase in accounts payable and accrued expenses of $1,311,842 and an increase in deferred revenue of $991,981, partially offset by an increase in accounts receivable of $618,324 and an increase in prepaid royalties of $566,379.

Net cash provided by operating activities was $575,130 for the nine months ended March 31, 2019 and resulted primarily from an increase in accounts payable and accrued expenses of $1,047,266 and an increase in deferred revenue of $403,709, partially offset by a net loss of $888,105 and an increase in prepaid royalties of $647,387.

Investing Activities

No cash was used in or provided by investing activities for the nine months ended March 31, 2020.

Net cash used in investing activities was $9,107 for the nine months ended March 31, 2019 and resulted from the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $1,606,463 for the nine months ended March 31, 2020 and resulted from the proceeds from the exercise of warrants of $1,875,000, partially offset by the repurchase of common stock of $268,537.

Net cash used in financing activities was $159,198 for the nine months ended March 31, 2019 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2020. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of March 31, 2020. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2020 and June 30, 2019, respectively.  As of March 31, 2020, there was approximately $2,458,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change
Net income (loss)	$11,946	$(117,680)	$129,626
Add (deduct):
Other (income) expense	(23,662)	(27,875)	4,213
Foreign currency transaction loss (gain)	8,648	2,302	6,346
Provision for income taxes	561	5,482	(4,921)
Depreciation and amortization	5,510	9,617	(4,107)
Stock-based compensation	142,237	131,072	11,165
Gain on sale of discontinued operations	-	(33,044)	33,044
Adjusted EBITDA	$145,240	$(30,126)	$175,366

	Nine Months Ended March 31,
	2020	2019	$ Change
Net loss	$(661,683)	$(888,105)	$226,422
Add (deduct):
Other (income) expense	(75,738)	(75,124)	(614)
Foreign currency transaction loss (gain)	15,315	17,307	(1,992)
Provision for income taxes	7,861	22,145	(14,284)
Depreciation and amortization	19,908	30,465	(10,557)
Stock-based compensation	808,541	700,269	108,272
Gain on sale of discontinued operations	(117,445)	(130,462)	13,017
Adjusted EBITDA	$(3,241)	$(323,505)	$320,264

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

The COVID-19 pandemic may reduce the number of articles ordered by our transactional customers, or may reduce the number of platform subscriptions, either of which could have a material adverse impact on our business and financial performance.

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the responses that we, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, we have not experienced any significant changes in our business that would have a significant negative impact on our consolidated statements of operations or cash flows. However, the COVID-19 pandemic’s continued impact on the economy and our customers may reduce the number of articles ordered by our transactional customers, or may reduce the number of platform subscriptions, either of which could have a material adverse impact on our business and financial performance.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements for the fiscal quarter ended March 31, 2020, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of February 11, 2020, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2020 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

During the three months ended March 31, 2020, we repurchased 25,150 shares of our common stock from employees at an average market price of approximately $2.75 per share for an aggregate amount of $69,163.

As of March 31, 2020, $330,838 remains available under the 2020 plan to repurchase common stock from our employees. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	-	-	-	$400,000
February 2020	-	-	-	$400,000
March 2020	25,150	$2.75	-	$330,838
Total	25,150	$2.75	-	-

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: May 14, 2020		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: May 14, 2020		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Amendment to Amended and Restated Loan and Security Agreement dated February 14, 2020, among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith

++	Indicates management contract or compensatory plan

