Form 10-K
period 2020-06-30
Research Solutions, Inc.
filed 2020-09-24
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-53501

RESEARCH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	11-3797644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10624 S. Eastern Ave., Ste. A-614, Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

(310) 477-0354

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which registered
Common stock, $0.001 par value	RSSS	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐      No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $28,733,674 based on the closing price of $3.60 per share as reported on the OTCQB as of that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 18, 2020
Common Stock, $0.001 par value	26,207,040

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

PART I

Item 1. Business

Company Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2020: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

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

Experienced Management Team

Our management team has well over 100 years of experience satisfying customers across the information services and STM publishing and technology industries. We are led by CEO Peter Derycz, an innovator in the space for many decades who has earned many accolades, including being nominated to the Pharma Voice 100 list of most inspiring people in the Pharmaceutical industry.

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

Industry Presence and Established Relationships

We have a well-established presence and a network of contacts with our customers (life science companies, academic institutions, and other research intensive organizations), STM publishing partners, and others in the information services space. We have existing arrangements with hundreds of content publishers that allow us to distribute their content. Although we do not have exclusive relationships with these content publishers, the aggregate number of in place agreements are essential to our value proposition, market presence, and our ability to satisfy the requirements of our customers.

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

Product Development

We seek to grow revenue through product differentiation, and the development of new products that are attractive to new and existing customers. Our focus on product development leads us to continually explore options to strengthen and broaden our service offering portfolio.

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

Customers and Suppliers

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2020 and 2019.

Approximately 44% and 39% of our content cost for the years ended June 30, 2020 and 2019, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future.

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

Employees

As of September 18, 2020, we had 139 full time employees.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, before investing in our common stock. The following summarizes material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock. Any of the following risks, if they actually occur, would likely harm our business, financial condition and results of operations. As a result, the trading price of our common stock could decline, and investors could lose the money they paid to buy our common stock.

Risks Related to Our Business and Our Industry

We have historically incurred significant losses, and may be unable to maintain profitability. If we continue to incur significant losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For our fiscal years ended June 30, 2020 and 2019, we incurred a net loss of $662,242 and $959,958, respectively. As of June 30, 2020, we had an accumulated deficit of $21,176,799. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2020 and 2019. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 44% and 39% of our content cost for the years ended June 30, 2020 and 2019, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

We are exposed to credit risk on our accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

There were no customers that accounted for greater than 10% of our accounts receivable as of June 30, 2020 and 2019. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

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

We currently have a line of credit with Silicon Valley Bank, maturing on February 14, 2022, under which there were no outstanding borrowings as of June 30, 2020. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. We were in compliance with these covenants as of June 30, 2020, however, our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

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

The COVID-19 pandemic could negatively impact our future operations and results.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

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

As of September 18, 2020, Peter Victor Derycz, our President and Chief Executive Officer, had voting power equal to approximately 14% of votes eligible to be cast at a meeting of our stockholders. Paul Kessler, the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and had, as of September 18, 2020, voting power equal to approximately 13% of votes eligible to be cast at a meeting of our stockholders. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together currently have the ability to exert significant influence over the election of directors, and other matters submitted to a vote of all of our stockholders. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2020 we had issued and outstanding 26,032,263 shares of common stock and we had 4,335,009 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2020, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2020, we could issue up to 69,632,728 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate in a virtual environment and do not have a physical office space or headquarters.

On October 8, 2019, we entered into an agreement to sublease our former office facilities located at 15821 Ventura Blvd., Suite 165, Encino, California from November 1, 2019 through January 31, 2021, the end of the lease term, for $8,094 per month with one month of abated rent. We lease approximately 3,765 square feet of office space for approximately $10,500 per month from an unrelated third party. The lease expires on January 31, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Approximate Number of Holders of Common Stock

As of March 23, 2020, our common stock is quoted on The NASDAQ Stock Market LLC’s Nasdaq Capital Market (the “NASDAQ”) under the symbol "RSSS," and prior to that it was quoted on the OTCQB.  The following table sets forth, for the periods indicated, the reported high and low bid quotations for our common stock as reported on the NASDAQ or the OTCQB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions

	High Bid	Low Bid
Year Ended June 30, 2020:
First Quarter (July 1 – September 30)	$2.75	$2.07
Second Quarter (October 1 – December 31)	$3.52	$2.16
Third Quarter (January 1 – March 31)	$3.52	$2.25
Fourth Quarter (April 1 – June 30)	$3.09	$1.98

Year Ended June 30, 2019:
First Quarter (July 1 – September 30)	$2.20	$1.50
Second Quarter (October 1 – December 31)	$2.45	$1.60
Third Quarter (January 1 – March 31)	$2.37	$2.00
Fourth Quarter (April 1 – June 30)	$2.60	$2.00

As of September 18, 2020, we had a total of 26,207,040 shares of our common stock outstanding and the closing sales price was $2.29 per share on the NASDAQ. According to the records of our transfer agent, we had 33 record holders of our common stock as of September 18, 2020. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

During the years ended June 30, 2020 and 2019, we repurchased approximately 116,200 and 88,250 shares of our common stock under the repurchase plan at an average price of approximately $2.77 and $2.27 per share, respectively, for an aggregate amount of $321,602 and $200,023, respectively. As of June 30, 2020, $277,774 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2020	-	-	-	$330,838
May 2020	-	-	-	$330,838
June 2020	19,800	$2.68	-	$277,774
Total	19,800	$2.68	-	-

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2020 and 2019 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2020: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

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

COVID-19

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

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

Allowance for doubtful accounts

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding.  We established an allowance for doubtful accounts of $88,485 and $100,175 as of June 30, 2020 and 2019, respectively.

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

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2020	2019
Period end Euro : US Dollar exchange rate	1.12	1.14
Average period Euro : US Dollar exchange rate	1.14	1.14

Period end Mexican Peso : US Dollar exchange rate	0.04	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of fiscal years 2020 and 2019:

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2020	2020	2019	2019	2019	2019	2018	2018
Revenue:
Platforms	$1,066,630	$1,017,789	$949,825	$856,445	$803,917	$748,726	$667,545	$589,013
Transactions	6,819,150	7,029,617	6,580,613	6,738,668	6,670,685	6,629,231	6,321,297	6,363,508
Total revenue	7,885,780	8,047,406	7,530,438	7,595,113	7,474,602	7,377,957	6,988,842	6,952,521

Cost of revenue:
Platforms	153,241	177,919	162,508	150,470	142,368	134,672	122,077	108,259
Transactions	5,224,006	5,330,473	5,094,130	5,128,108	5,104,629	5,063,624	4,878,526	4,896,307
Total cost of revenue	5,377,247	5,508,392	5,256,638	5,278,578	5,246,997	5,198,296	5,000,603	5,004,566

Gross profit:
Platforms	913,389	839,870	787,317	705,975	661,549	614,054	545,468	480,754
Transactions	1,595,144	1,699,144	1,486,483	1,610,560	1,566,056	1,565,607	1,442,771	1,467,201
Total gross profit	2,508,533	2,539,014	2,273,800	2,316,535	2,227,605	2,179,661	1,988,239	1,947,955

Operating expenses:
Sales and marketing	692,096	626,956	638,837	550,349	659,108	542,641	445,879	431,417
Technology and product dev.	537,830	536,238	548,719	499,191	549,198	537,685	553,272	499,795
General and administrative	1,132,483	1,230,580	1,270,375	1,231,345	1,060,269	1,129,461	1,180,599	1,118,611
Depreciation and amortization	3,746	5,510	6,840	7,558	8,351	9,617	9,733	11,115
Stock-based comp. expense	143,054	142,237	523,632	142,672	126,903	131,072	453,288	115,909
Foreign currency transaction loss (gain)	4,214	8,648	(5,456)	12,123	7,193	2,302	10,025	4,980
Total operating expenses	2,513,423	2,550,169	2,982,947	2,443,238	2,411,022	2,352,778	2,652,796	2,181,827
Other income (expenses and income taxes)	4,331	23,101	25,721	19,055	27,289	22,393	16,322	14,264
Loss from continuing operations	(559)	11,946	(683,426)	(107,648)	(156,128)	(150,724)	(648,235)	(219,608)
Gain on sale of discontinued operations	-	-	91,254	26,191	84,275	33,044	55,698	41,720
Net income (loss)	(559)	11,946	(592,172)	(81,457)	(71,853)	(117,680)	(592,537)	(177,888)

Basic income (loss) per common share:
Loss per share from continuing operations	$-	$-	$(0.03)	$-	$-	$-	$(0.03)	$(0.01)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$-	$-	$(0.03)	$-	$-	$-	$(0.03)	$(0.01)
Basic weighted average common shares outstanding	25,815,163	24,960,394	24,185,966	24,095,266	23,987,137	23,845,798	23,787,836	23,644,787

Diluted income (loss) per common share:
Loss per share from continuing operations	$-	$-	$(0.03)	$-	$-	$-	$(0.03)	$(0.01)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$-	$-	$(0.03)	$-	$-	$-	$(0.03)	$(0.01)
Diluted weighted average common shares outstanding	25,815,163	25,717,403	24,185,966	24,095,266	23,987,137	23,845,798	23,787,836	23,644,787

Comparison of the Years Ended June 30, 2020 and 2019

Results of Operations

	Year Ended June 30,
	2020	2019	$ Change	% Change

Revenue:
Platforms	$3,890,689	$2,809,201	$1,081,488	38.5%
Transactions	27,168,048	25,984,721	1,183,327	4.6%
Total revenue	31,058,737	28,793,922	2,264,815	7.9%

Cost of revenue:
Platforms	644,138	507,375	136,763	27.0%
Transactions	20,776,717	19,943,086	833,631	4.2%
Total cost of revenue	21,420,855	20,450,461	970,394	4.7%

Gross profit:
Platforms	3,246,551	2,301,826	944,725	41.0%
Transactions	6,391,331	6,041,635	349,696	5.8%
Total gross profit	9,637,882	8,343,461	1,294,421	15.5%

Operating expenses:
Sales and marketing	2,508,238	2,079,045	429,193	20.6%
Technology and product development	2,121,978	2,139,950	(17,972)	(0.8)%
General and administrative	4,864,783	4,488,941	375,842	8.4%
Depreciation and amortization	23,654	38,816	(15,162)	(39.1)%
Stock-based compensation expense	951,595	827,172	124,423	15.0%
Foreign currency transaction loss (gain)	19,529	24,500	(4,971)	(20.3)%
Total operating expenses	10,489,777	9,598,424	891,353	9.3%
Loss from operations	(851,895)	(1,254,963)	403,068	32.1%

Other income	80,044	107,308	(27,264)	(25.4)%

Loss from operations before provision for income taxes	(771,851)	(1,147,655)	375,804	32.7%
Provision for income taxes	(7,836)	(27,040)	19,204	71.0%

Loss from continuing operations	(779,687)	(1,174,695)	395,008	33.6%

Gain from sale of discontinued operations	117,445	214,737	(97,292)	(45.3)%

Net loss	$(662,242)	$(959,958)	$297,716	31.0%

Revenue

	Years Ended June 30,
	2020	2020	$ Change	% Change
Revenue:
Platforms	$3,890,689	$2,809,201	$1,081,488	38.5%
Transactions	27,168,048	25,984,721	1,183,327	4.6%
Total revenue	$31,058,737	$28,793,922	$2,264,815	7.9%

Total revenue increased $2,264,815, or 7.9%, for the year ended June 30, 2020 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	h	$1,081,488	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	h	$1,183,327	Increased primarily due to orders from new customers.

Cost of Revenue

	Years Ended June 30,
	2020	2019	$ Change	% Change
Cost of Revenue:
Platforms	$644,138	$507,375	$136,763	27.0%
Transactions	20,776,717	19,943,086	833,631	4.2%
Total cost of revenue	$21,420,855	$20,450,461	$970,394	4.7%

	Years Ended June 30,
	2020	2019	% Change *
As a percentage of revenue:
Platforms	16.6%	18.1%	(1.5)%
Transactions	76.5%	76.7%	(0.2)%
Total	69.0%	71.0%	(2.0)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.0%, from 71.0% for the previous year to 69.0%, for the year ended June 30, 2020.

Category	Impact as percentage of revenue		Key Drivers
Platforms	i	1.5%	Decreased primarily due to proportionally lower third-party data costs.
Transactions	i	0.2%	Decreased primarily due to proportionally lower copyright and personnel costs.

Gross Profit

	Years Ended June 30,
	2020	2019	$ Change	% Change
Gross Profit:
Platforms	$3,246,551	$2,301,826	$944,725	41.0%
Transactions	6,391,331	6,041,635	349,696	5.8%
Total gross profit	$9,637,882	$8,343,461	$1,294,421	15.5%

	Years Ended June 30,
	2020	2020	% Change*
As a percentage of revenue:
Platforms	83.4%	81.9%	1.5%
Transactions	23.5%	23.3%	0.2%
Total	31.0%	29.0%	2.0%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Years Ended June 30,
	2020	2019	$ Change	% Change
Operating Expenses:
Sales and marketing	$2,508,238	$2,079,045	$429,193	20.6%
Technology and product development	2,121,978	2,139,950	(17,972)	(0.8)%
General and administrative	4,864,783	4,488,941	375,842	8.4%
Depreciation and amortization	23,654	38,816	(15,162)	(39.1)%
Stock-based compensation expense	951,595	827,172	124,423	15.0%
Foreign currency transaction loss	19,529	24,500	(4,971)	(20.3)%
Total operating expenses	$10,489,777	$9,598,424	$891,353	9.3%

Category	Impact		Key Drivers
Sales and marketing	h	$429,193	Increased primarily due to greater personnel costs and advertising media spend.
General and administrative	h	$375,842	Increased primarily due to greater personnel costs, professional service fees and NASDAQ entry fee.

Provision for Income Taxes

During the years ended June 30, 2020 and 2019, we recorded a provision for income taxes of $7,836 and $27,040, respectively, a decrease of $19,204.

Net Income (Loss)

	Year Ended June 30,
	2020	2019	$ Change	% Change
Net Income (Loss):
Loss from continuing operations	$(779,687)	$(1,174,695)	$395,008	33.6%
Income from discontinued operations	117,445	214,737	(97,292)	(45.3)%
Total net loss	$(662,242)	$(959,958)	$297,716	31.0%

Loss from continuing operations decreased $395,008 or 33.6%, for the year ended June 30, 2020 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

Liquidity and Capital Resources

	Year Ended June 30,
Consolidated Statements of Cash Flow Data:	2020	2019
Net cash provided by operating activities	$2,418,465	$576,446
Net cash used in investing activities	-	(15,828)
Net cash provided by (used in) financing activities	1,553,399	(100,023)

Effect of exchange rate changes	(13,398)	(15,685)
Net increase (decrease) in cash and cash equivalents	3,958,466	444,910
Cash and cash equivalents, beginning of period	5,353,090	4,908,180
Cash and cash equivalents, end of period	$9,311,556	$5,353,090

Liquidity

As of June 30, 2020, we had cash and cash equivalents of $9,311,556, compared to $5,353,090 as of June 30, 2019, an increase of $3,958,466. This increase was primarily due to cash provided by operating and investing activities.

Operating Activities

Net cash provided by operating activities was $2,418,465 for the year ended June 30, 2020 and resulted primarily from an increase in accounts payable and accrued expenses of $1,486,950 and an increase in deferred revenue of $1,214,301, partially offset by an increase in prepaid royalties of $720,367.

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

Investing Activities

No cash was used in or provided by investing activities for the year ended June 30, 2020.

Net cash used in investing activities was $15,828 for the year ended June 30, 2019 and resulted from the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $1,553,399 for the year ended June 30, 2020 and resulted from the proceeds from the exercise of warrants of $1,875,000, partially offset by the repurchase of common stock of $321,601.

Net cash used in financing activities was $100,023 for the year ended June 30, 2019 and resulted from the repurchase of common stock partially offset by proceeds from the exercise of stock options.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2020. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of June 30, 2020. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2020 and June 30, 2019, respectively.  As of June 30, 2020, there was approximately $2,089,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the year ended June 30, 2020 and 2019:

	Years Ended June 30,
	2020	2019	$ Change
Net loss	$(662,242)	$(959,958)	$297,716
Add (deduct):
Other (income) expense	(80,044)	(107,308)	27,264
Foreign currency transaction loss	19,529	24,500	(4,971)
Provision for income taxes	7,836	27,040	(19,204)
Depreciation and amortization	23,654	38,816	(15,162)
Stock-based compensation	951,595	827,172	124,423
Gain on sale of discontinued operations	(117,445)	(214,737)	97,292
Adjusted EBITDA	$142,883	$(364,475)	$507,358

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Research Solutions, Inc. and Subsidiaries

Henderson, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc. (the “Company”) and Subsidiaries as of June 30, 2020 and 2019, the related statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg and Company, P.A

Los Angeles, California

September 24, 2020

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$9,311,556	$5,353,090
Accounts receivable, net of allowance of $88,485 and $100,175, respectively	4,449,260	4,493,169
Prepaid expenses and other current assets	241,747	323,591
Prepaid royalties	720,367	-
Total current assets	14,722,930	10,169,850

Other assets:
Property and equipment, net of accumulated depreciation of $804,999 and $789,788, respectively	11,276	36,828
Deposits and other assets	6,155	14,406
Right of use asset, net of accumulated amortization of $390,691 and $270,777, respectively	72,331	192,245
Total assets	$14,812,692	$10,413,329

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,349,845	$4,862,895
Deferred revenue	3,524,507	2,310,206
Lease liability, current portion	79,326	129,187
Total current liabilities	9,953,678	7,302,288

Long-term liabilities:
Lease liability, long-term portion	-	79,326
Total liabilities	9,953,678	7,381,614

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 26,032,263 and 24,375,948 shares issued and outstanding, respectively	26,032	24,376
Additional paid-in capital	26,134,819	23,631,481
Accumulated deficit	(21,176,799)	(20,514,557)
Accumulated other comprehensive loss	(125,038)	(109,585)
Total stockholders’ equity	4,859,014	3,031,715
Total liabilities and stockholders’ equity	$14,812,692	$10,413,329

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

	Years Ended
	June 30,
	2020	2019
Revenue:
Platforms	$3,890,689	$2,809,201
Transactions	27,168,048	25,984,721
Total revenue	31,058,737	28,793,922

Cost of revenue:
Platforms	644,138	507,375
Transactions	20,776,717	19,943,086
Total cost of revenue	21,420,855	20,450,461
Gross profit	9,637,882	8,343,461

Operating expenses:
Selling, general and administrative	10,466,123	9,559,608
Depreciation and amortization	23,654	38,816
Total operating expenses	10,489,777	9,598,424
Loss from operations	(851,895)	(1,254,963)

Other income	80,044	107,308

Loss from operations before provision for income taxes	(771,851)	(1,147,655)
Provision for income taxes	(7,836)	(27,040)

Loss from continuing operations	(779,687)	(1,174,695)

Gain from sale of discontinued operations	117,445	214,737

Net loss	(662,242)	(959,958)

Other comprehensive loss:
Foreign currency translation	(15,453)	(14,878)
Comprehensive loss	$(677,695)	$(974,836)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$(0.03)	$(0.05)
Income per share from discontinued operations, basic and diluted	$-	$0.01
Net loss per share, basic and diluted	$(0.03)	$(0.04)
Weighted average common shares outstanding, basic and diluted	24,760,790	23,815,761

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

For the Years Ended June 30, 2020 and 2019

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares Amount		Capital	Deficit	Loss	Equity
Balance, July 1, 2018	24,016,999	24,017	22,904,691	(19,554,599)	(94,707)	3,279,402

Fair value of vested stock options	-	-	523,978	-	-	523,978

Fair value of vested restricted common stock	170,245	170	303,024	-	-	303,194

Repurchase and retirement of common stock	(88,250)	(88)	(199,935)	-	-	(200,023)

Common stock issued upon exercise of stock options	237,954	238	99,762	-	-	100,000

Common stock issued upon exercise of warrants	39,000	39	(39)	-	-	-

Net loss	-	-	-	(959,958)	-	(959,958)

Foreign currency translation	-	-	-	-	(14,878)	(14,878)

Balance, June 30, 2019	24,375,948	24,376	23,631,481	(20,514,557)	(109,585)	3,031,715

Fair value of vested stock options	-	-	610,634	-	-	610,634

Fair value of vested restricted common stock	110,817	111	340,850	-	-	340,961

Repurchase of common stock	(116,200)	(115)	(321,486)	-	-	(321,601)

Common stock issued upon exercise of stock options	161,698	160	(160)	-	-	-

Common stock issued upon exercise of warrants	1,500,000	1,500	1,873,500	-	-	1,875,000

Net loss	-	-	-	(662,242)	-	(662,242)

Foreign currency translation	-	-	-	-	(15,453)	(15,453)

Balance, June 30, 2020	26,032,263	$26,032	$26,134,819	$(21,176,799)	$(125,038)	$4,859,014

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(662,242)	$(959,958)
Gain from sale of discontinued operations	(117,445)	(214,737)
Loss from continuing operations	(779,687)	(1,174,695)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,654	38,816
Amortization of lease right	119,914	115,079
Fair value of vested stock options	610,634	523,978
Fair value of vested restricted common stock	340,961	303,194
Changes in operating assets and liabilities:
Accounts receivable	43,909	(241,918)
Prepaid expenses and other current assets	199,289	218,033
Prepaid royalties	(720,367)	93,336
Deposits and other assets	8,094	-
Accounts payable and accrued expenses	1,486,950	175,949
Deferred revenue	1,214,301	644,460
Lease liability	(129,187)	(119,786)
Net cash provided by operating activities	2,418,465	576,446

Cash flow from investing activities:
Purchase of property and equipment	-	(15,828)
Net cash used in investing activities	-	(15,828)

Cash flow from financing activities:
Common stock repurchase and retirement	(321,601)	(200,023)
Proceeds from the exercise of stock options	1,875,000	100,000
Net cash provided by (used in) financing activities	1,553,399	(100,023)

Effect of exchange rate changes	(13,398)	(15,685)
Net increase in cash and cash equivalents	3,958,466	444,910
Cash and cash equivalents, beginning of period	5,353,090	4,908,180
Cash and cash equivalents, end of period	$9,311,556	$5,353,090

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,836	$27,040

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2020 and 2019

Note 1. Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2020: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2020 or 2019 under these requirements.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.  The Company established an allowance for doubtful accounts of $88,485 and $100,175 as of June 30, 2020 and 2019, respectively.

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

Cash denominated in Euros with a US Dollar equivalent of $134,175 and $63,933 at June 30, 2020 and 2019, respectively, was held in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the years ended June 30, 2020 and 2019.

The Company has no customers that accounted for greater than 10% of accounts receivable as of June 30, 2020 and 2019.

The following table summarizes our content costs from our vendors:

	Year Ended June 30,
	2020	2019
Vendor A	21%	17%
Vendor B	13%	12%
Vendor C	10%	10%

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2020 and 2019, the Company did not recognize any impairments for its property and equipment.

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Year Ended June 30,
	2020		2019
United States	$17,528,224	56.4%	$16,169,217	56.2%
Europe	10,686,667	34.4%	10,485,997	36.4%
Rest of World	2,843,846	9.2%	2,138,708	7.4%
Total	$31,058,737	100%	$28,793,922	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	Year Ended June 30,
	2020		2019
United States	$2,670,674	60.0%	$2,616,197	58.2%
Europe	1,553,706	34.9%	1,418,571	31.6%
Rest of World	224,880	5.1%	458,401	10.2%
Total	$4,449,260	100%	$4,493,169	100%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to loss of $19,529 and $24,500, for the years ended June 30, 2020 and 2019, respectively. Cash denominated in Euros with a US Dollar equivalent of $134,175 and $63,933 at June 30, 2020 and 2019, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Year Ended June 30,
	2020	2019
Period end Euro : US Dollar exchange rate	1.12	1.14
Average period Euro : US Dollar exchange rate	1.14	1.14

Period end Mexican Peso : US Dollar exchange rate	0.04	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At June 30, 2020 potentially dilutive securities include options to acquire 3,327,580 shares of common stock, warrants to acquire 385,000 shares of common stock and unvested restricted common stock of 191,855.  At June 30, 2019 potentially dilutive securities include options to acquire 3,287,335 shares of common stock, warrants to acquire 1,885,000 shares of common stock and unvested restricted common stock of 311,535. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the years ended June 30, 2020 and 2019 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consists of the following as of June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Computer equipment	$495,585	$504,652
Software	282,080	282,080
Furniture and fixtures	38,610	39,884
Total	816,275	826,616
Less accumulated depreciation	(804,999)	(789,788)
Net, Property and equipment	$11,276	$36,828

Depreciation expense for the years ended June 30, 2020 and 2019 was $23,654 and $38,816, respectively.

Note 4. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2020. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of June 30, 2020. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2020 and June 30, 2019, respectively.  As of June 30, 2020, there was approximately $2,089,000 of available credit.

Note 5. Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the twelve months ended June 30, 2020, the Company made payments of $129,187 towards the lease liability. As of June 30, 2020 and 2019, lease liability amounted to $79,326 and $208,513, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the years ended June 30, 2020 and 2019 was $111,746 and $144,963, respectively. The right of use asset at June 30, 2019 was $192,245. During the years ended June 30, 2020 and 2019, the Company reflected amortization of right of use asset of $119,914 and $115,079 related to this lease, respectively, resulting in a net asset balance of $72,331 as of June 30, 2020.

Future minimum lease payments under the leases are as follows:

Years Ending June 30,	Amount
2021	$80,356
Total payments	80,356
Less: Amount representing interest	1,030
Present value of net minimum lease payments	79,326
Less: Current portion	79,326
Non-current portion	$-

Note 6. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 12, 2019, the Company’s stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 2,374,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2020, there were 622,429 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2018	2,991,835	1.16	2,885,376	1.15	106,459	1.27
Granted	717,000	2.22	250,000	2.40	467,000	2.12
Options vesting	-	-	105,042	1.49	(105,042)	1.49
Exercised	(396,500)	1.19	(396,500)	1.19	-	-
Forfeited/Cancelled	(25,000)	1.05	(16,667)	1.05	(8,333)	1.05
Outstanding at June 30, 2019	3,287,335	1.38	2,827,251	1.27	460,084	2.09
Granted	324,000	3.04	250,000	3.13	74,000	2.72
Options vesting	-	-	278,249	2.05	(278,249)	2.05
Exercised	(263,755)	1.16	(263,755)	1.16	-	-
Forfeited/Cancelled	(20,000)	1.95	(10,000)	1.95	(10,000)	1.95
Outstanding at June 30, 2020	3,327,580	$1.56	3,081,745	$1.50	245,835	$2.34

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2020 and 2019.

	Years Ended June 30,
	2020	2019
Expected dividend yield	0%	0%
Risk-free interest rate	0.43% - 1.69%	2.24% - 3.00%
Expected life (in years)	5 - 6	5 - 6
Expected volatility	62% - 64%	68% - 69%

The weighted average remaining contractual life of all options outstanding as of June 30, 2020 was 5.75 years. The remaining contractual life for options vested and exercisable at June 30, 2020 was 5.53 years. Furthermore, the aggregate intrinsic value of options outstanding as of June 30, 2020 was $2,928,695, and the aggregate intrinsic value of options vested and exercisable at June 30, 2020 was $2,883,851, in each case based on the fair value of the Company’s common stock on June 30, 2020.

During the year ended June 30, 2020, the Company granted 324,000 options to employees and directors with a fair value of $488,080 which amount will be amortized over the vesting period. The total fair value of options that vested during the year ended June 30, 2020 was $610,634 and was included in selling, general and administrative expenses in the accompanying statement of operations. As of June 30, 2020, the amount of unvested compensation related to the unvested options was $290,515 which will be recorded as an expense in future periods as the options vest. During the year ended June 30, 2020, the Company issued 161,698 net shares of common stock upon the exercise of 263,755 options on a cashless basis.

During the year ended June 30, 2019, the Company granted 717,000 options to employees and directors with a fair value of $881,860 which amount will be amortized over the vesting period. The total fair value of options that vested during the year ended June 30, 2019 was $523,978 and was included in selling, general and administrative expenses in the accompanying statement of operations. During the year ended June 30, 2019, the Company issued 92,954 shares of common stock upon the exercise of 221,500 options on a cashless basis and the Company issued 145,000 shares of common stock on the exercise of 175,000 options for cash and common stock, resulting in proceeds to the Company of $100,000.

Additional information regarding stock options outstanding and exercisable as of June 30, 2020 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	2.00	8,150
0.60	5,000	2.00	5,000
0.65	6,150	2.00	6,150
0.70	225,000	5.43	225,000
0.77	49,500	3.08	49,500
0.80	16,000	5.14	16,000
0.90	25,667	3.81	25,667
0.97	6,000	2.00	6,000
1.00	28,249	3.43	28,249
1.02	87,000	0.12	87,000
1.05	400,529	6.09	400,529
1.07	33,898	2.29	33,898
1.09	124,165	5.34	124,165
1.10	105,000	5.00	105,000
1.14	3,674	2.00	3,674
1.15	209,400	4.11	209,400
1.20	352,414	7.08	350,580
1.25	32,000	2.62	32,000
1.30	243,000	1.68	243,000
1.50	195,000	2.38	195,000
1.59	35,000	7.87	26,250
1.75	1,067	2.00	1,067
1.80	94,050	3.13	94,050
1.85	24,000	2.59	24,000
1.95	275,000	8.01	189,583
2.40	398,667	8.38	334,500
2.49	50,000	9.25	-
2.50	20,000	8.88	8,333
2.99	8,000	9.87	-
3.13	258,000	9.38	250,000
3.50	8,000	9.62	-
Total	3,327,580		3,081,745

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2018	1,985,000	$1.25
Granted	-	-
Exercised	(100,000)	1.22
Expired/Cancelled	-	-
Outstanding, June 30, 2019	1,885,000	1.25
Granted	-	-
Exercised	(1,500,000)	1.25
Expired/Cancelled	-	-
Outstanding, June 30, 2020	385,000	$1.24
Exercisable, June 30, 2019	1,885,000	$1.25
Exercisable, June 30, 2020	385,000	$1.24

During the year ended June 30, 2020, certain holders of warrants to purchase shares of the Company’s common stock at a per share exercise price of $1.25 exercised those warrants to purchase 1,500,000 shares, generating gross proceeds to the Company of $1,875,000. The intrinsic value for all warrants outstanding as of June 30, 2020 was $434,200, based on the fair value of the Company’s common stock on June 30, 2020.

Additional information regarding warrants outstanding and exercisable as of June 30, 2020 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	50,000	1.48	50,000
1.25	335,000	0.89	335,000
Total	385,000		385,000

Restricted Common Stock

Prior to July 1, 2018, the Company issued 1,996,304 shares of restricted common stock to employees valued at $1,563,074, of which $1,482,663 had been recognized as an expense. As of June 30, 2018, 416,619 of these shares with a grant date fair value of $360,160 had not yet vested.

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

During the year ended June 30, 2020, the Company issued an additional 110,817 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $322,875 based on the market price of our common stock ranging from $2.75 to $3.50 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vested during the year ended June 30, 2020 and 2019 was $340,961 and $303,194, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations. As of June 30, 2020, the amount of unvested compensation related to issuances of restricted common stock was $394,297, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2018	416,619	$360,160	$1.08
Granted	170,245	355,417	2.09
Vested	(275,329)	(303,194)	1.05
Forfeited	-	-	-
Non-vested, June 30, 2019	311,535	412,383	1.66
Granted	110,817	322,875	2.91
Vested	(230,497)	(340,961)	1.56
Forfeited	-	-	-
Non-vested, June 30, 2020	191,855	$394,297	$2.51

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

During the years ended June 30, 2020 and 2019, we repurchased approximately 116,200 and 88,250 shares of our common stock under the repurchase plan at an average price of approximately $2.77 and $2.27 per share, respectively, for an aggregate amount of $321,601 and $200,023, respectively. As of June 30, 2020, $277,774 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2018	34,200	$2.20	-	-
December 2018	15,800	$2.41	-	-
March 2019	20,500	$2.24	-	-
June 2019	17,750	$2.30	-	-
Year ended June 30, 2019	88,250	$2.27	-	-

September 2019	28,750	$2.50	-	-
December 2019	42,500	$3.00	-	-
March 2020	25,150	$2.75	-	$330,838
June 2020	19,800	$2.68	-	$277,774
Year ended June 30, 2020	116,200	$2.77	-	$277,774

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

Note 8. Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2020 and 2019:

	Years Ended June 30,
	2020	2019
Current
Federal	$-	$-
State	2,201	2,088
Foreign (Mexico)	5,635	24,952
Deferred
Federal	-	-
Foreign	-	-
State	-	-
Provision for income tax expense	$7,836	$27,040

During the year ended June 30, 2020, the Company recorded a provision for income tax expense of $7,836 which consisted of $2,201 in state income tax payments and $5,635 in foreign (Mexico) income tax payments. During the year ended June 30, 2019, the Company recorded a provision for income tax expense of $27,040 which consisted of $2,088 in state income tax payments and $24,952 in foreign (Mexico) income tax payments.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended June 30,
	2020	2019
Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%
Permanent differences	3.2%	4.8%
Change in valuation allowance	(30.4)%	(33.6)%
Effective income tax rate	(1.2)%	(2.8)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Deferred tax assets:
Federal net operating loss carryforward	$2,508,894	$2,587,483
State net operating loss carryforward	354,752	387,834
Intangibles amortization	156,196	156,196
Stock based compensation	1,551,272	1,351,437
Other	186,901	176,403
Total deferred tax assets	4,758,015	4,659,353
Deferred tax liability:
Fixed asset depreciation	49,167	46,299
Net deferred tax assets	4,807,182	4,705,652
Less valuation allowance	(4,807,182)	(4,705,652)
	$-	$-

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2020 and 2019 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.  The net change in the valuation allowance for the year ended June 30, 2020 was an increase of $101,530.

At June 30, 2020 and 2019, the Company had federal net operating loss (“NOL”) carryforwards of approximately $13,800,000 and $12,735,000, respectively, and state NOL carryforwards of approximately $6,780,000 and $6,445,000, respectively. Federal NOLs could, if unused, completely expire in 2035. State NOLs, if unused, completely expire in 2040.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2020 and 2019, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2020 and 2019, the Company has no accrued interest or penalties related to uncertain tax positions.

Company is subject to taxation in the United States and various states and Mexico. The Company is subject to United States federal or state income tax examinations by tax authorities for fiscal years after 2016.

Note 9. Gain from Sale of Discontinued Operations (Reprints and ePrints business line)

On June 30, 2017, we sold the intangible assets of our Reprints and ePrints business line, but specifically excluding billed accounts receivable and respective liabilities, pursuant to an Asset Purchase Agreement dated June 20, 2017.  The aggregate net consideration for the sale is comprised of $450,000 paid on the closing date, and earn-out payments of 45% of gross margin over the 30 month period subsequent to the closing date. We have made a policy election to record the contingent consideration when the consideration is determined to be realizable, which amounted to $117,445 and $214,737 for the years ended June 30, 2020 and 2019, respectively. As of June 30, 2020, no further consideration will be due.

Note 10. Subsequent Events

Stock Options

In July 2020, the Company issued 54,777 shares of common stock upon the exercise of stock options underlying 90,000 shares of stock. On September 17, 2020, the Company granted stock options underlying 173,000 shares of common stock to employees with a fair value of approximately $235,000. The options vest over a three-year period, and have a term of ten years.

Restricted Common Stock

On August 3, 2020, the Company issued 120,000 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $294,000 based on the market price of our common stock of $2.45 per share on the date of grant, which will be amortized over the three-year vesting period.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2020, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control - Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2020.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of September 18, 2020:

Name	Age	Position	Date of Appointment
Peter Victor Derycz	58	Chief Executive Officer, President and Director	January 6, 2006
Alan Louis Urban	51	Chief Financial Officer and Secretary	November 3, 2011
Scott Ahlberg	57	Chief Operating Officer	July 1, 2007
Marc Nissan	44	Chief Technology Officer	July 1, 2007
Rogier van Erkel	45	Chief Sales Officer	July 2, 2018
Michiel van der Heijden	49	Chief Product Officer	July 1, 2020
John Regazzi (1)(3)	72	Chairman of the Board	June 22, 2015
Gen. Merrill McPeak (1)(2)	84	Director	November 5, 2010
Chad J. Cooper (1)(4)	50	Director	March 31, 2016
Roy W. Olivier (1)	61	Director	January 9, 2018

(1)	Member of Audit Committee, Compensation Committee, and Nominating and Governance Committee

(2)	Chairman of the Compensation Committee

(3)	Chairman of the Audit Committee

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

Michiel van der Heijden – Chief Product Officer

Mr. van der Heijden has over 15 years of experience in the STM publishing industry and has held various roles in product technology, product development and business development. His most recent role at industry-leading publisher Springer Nature was VP Business Development, managing a team of product owners, responsible for all institutional academic, government & corporate eBooks and journals business models, including one of the most prestigious scientific journals: Nature.  Prior, Mr. van der Heijden worked at another STM publishing giant, Elsevier in various product management roles. He served as the Interim Head of the Central Public Services Department at the University Utrecht Library for 2 years, where he was responsible for the development of the digital University Library. In his final year in University he was a founding partner of a Dutch web company focused on the design and implementation of internet applications for customers in the Education and Cultural field.  Mr. van der Heijden received his Masters in Industrial Design Engineering in 1996 from the Technical University of Delft, The Netherlands, specializing in Business & Product Development.

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

Roy W. Olivier – Director

Mr. Olivier most recently served as president and CEO of ARI Network Services (formerly NASDAQ: ARIS), a provider of an award-winning suite of SaaS tools and marketing services to OEMs and Dealers worldwide. Before joining ARI in 2006, Mr. Olivier was a consultant to start-up and small and medium-sized businesses. Prior to that, he served as VP of sales and marketing for ProQuest Media Solutions, a business he founded in 1993 and sold to ProQuest in 2000. He previously started and successfully sold tow software startup companies and held various executive and managerial positions with other companies in the telecommunications and computer industries. In light of Mr. Olivier's executive and operational experience, our board of directors believes it to be in the Company's best interests that Mr. Olivier serve as a director.

Term of Office

Each director serves until our next annual meeting or until his or her successor is duly elected and qualified. Each executive officer is elected by our board of directors and serves at its discretion.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed to report transactions occurring during the fiscal year ended June 30, 2020 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with except as follows: each of Messrs. Cooper, Nissan and van Erkel failed to timely file a Form 4 reporting one transaction; each of Messrs. Ahlberg and Derycz failed to timely file two Form 4s each reporting one transaction; Mr. Urban failed to timely file three Form 4s each reporting one transaction; and Mr. Cooper failed to timely file one Form 4 reporting six transactions.

Audit Committee Financial Expert

Our board of directors has a separately designated standing Audit Committee, comprised of Messrs. Regazzi (Chairman), Cooper, McPeak and Olivier, each of whom our board of directors has determined to be an independent director as that term is defined in the applicable rules for companies traded on NASDAQ. Our board of directors has determined that Mr. Regazzi qualifies as an “audit committee financial expert” as defined under SEC rules.

Code of Ethics

Our board of directors has adopted a Code of Ethical Conduct that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The code is available in the Corporate Governance – Code of Ethical Conduct section of our website, www.researchsolutions.investorroom.com.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2020 and 2019

Name and principle Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)		All other compensation ($)	Total ($)
Peter Victor Derycz	2020	360,700	131,557	100,090	(1)	17,066	609,414
Chief Executive Officer and President	2019	350,200	84,988	106,462	(2)	14,155	555,805

Alan Louis Urban	2020	265,225	97,607	74,261	(3)	17,724	454,818
Chief Financial Officer and Secretary	2019	257,500	63,056	78,985	(4)	15,892	415,433

Scott Ahlberg	2020	233,400	97,607	74,261	(3)	17,889	423,158
Chief Operating Officer	2019	226,600	63,056	78,985	(4)	16,021	384,662

(1)	Represents the grant date fair value of 21,700 shares of restricted stock granted on August 1, 2019, 4,333 shares of restricted stock granted on November 12, 2019, 3,875 shares of restricted stock granted on February 11, 2020, and 4,445 shares of restricted stock granted on May 12, 2020. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(2)	Represents the grant date fair value of 40,340 shares of restricted stock granted on August 9, 2018, 4,677 shares of restricted stock granted on November 13, 2018, 3,766 shares of restricted stock granted on February 7, 2019, and 2,444 shares of restricted stock granted on May 17, 2019. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(3)	Represents the grant date fair value of 16,100 shares of restricted stock granted on August 1, 2019, 3,215 shares of restricted stock granted on November 12, 2019, 2,875 shares of restricted stock granted on February 11, 2020, and 3,298 shares of restricted stock granted on May 12, 2020. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(4)	Represents the grant date fair value of 29,929 shares of restricted stock granted on August 9, 2018, 3,470 shares of restricted stock granted on November 13, 2018, 2,794 shares of restricted stock granted on February 7, 2019, and 1,813 shares of restricted stock granted on May 17, 2019. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

Employment Agreements

Peter Victor Derycz

On July 1, 2010, we entered into an executive employment agreement with Mr. Derycz which was subsequently amended on June 30, 2020. Under the terms of the executive employment agreement, Mr. Derycz has agreed to serve as our Chief Executive Officer and President on an at-will basis. The term of the agreement ends on June 30, 2021. The agreement provides for a base salary of $371,520 per year. No part of Mr. Derycz’s salary is allocated to his duties as a director of our company.

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

Alan Louis Urban

On November 3, 2011, we entered into an executive employment agreement with Mr. Urban which was subsequently amended on June 30, 2020. Under the terms of the executive employment agreement, Mr. Urban has agreed to serve as our Chief Financial Officer on an at-will basis. The term of the agreement ends on June 30, 2021. The agreement provides for a base salary of $273,180 per year.

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

Scott Ahlberg

On July 1, 2010, we entered into an executive employment agreement with Mr. Ahlberg which was subsequently amended on June 30, 2020. Under the terms of the executive employment agreement, Mr. Ahlberg has agreed to serve as Chief Operating Officer on an at-will basis. The term of the agreement ends on June 30, 2021. The agreement provides for a base salary of $240,400 per year.

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

Marc Nissan

On July 1, 2013, we entered into an executive employment agreement with Mr. Nissan which was subsequently amended on June 30, 2020. Under the terms of the executive employment agreement, Mr. Nissan has agreed to serve as Chief Technology Officer on an at-will basis. The term of the agreement ends on June 30, 2021. The agreement provides for a base salary of $245,860 per year.

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

The agreement contains provisions that prohibit Mr. van Erkel from serving any interest or taking any action which might conflict with our interests. The agreement also contains provisions that restrict disclosure by Mr. van Erkel of our confidential information and assign ownership to us of inventions related to our business that are created by him during his service with us. After the first year we may terminate the agreement at any time, with or without cause. Mr. van Erkel will be eligible to receive an amount equal to three (3) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. After the first year Mr. van Erkel may terminate the agreement at any time, with or without reason, upon 60 days’ notice.

Michiel van der Heijden

On July 1, 2020, we entered into a consulting agreement with Mr. van der Heijden. Under the terms of the consulting agreement, Mr. van der Heijden has agreed to serve as our Chief Product Officer. The agreement provides for a base salary of approximately $220,000 per year and additional bonus if certain performance targets are attained.

The agreement contains provisions that prohibit Mr. van der Heijden from serving any interest or taking any action which might conflict with our interests. The agreement also contains provisions that restrict disclosure by Mr. van der Heijden of our confidential information and assign ownership to us of inventions related to our business that are created by him during his service with us. After the first year we may terminate the agreement at any time, with or without cause. Mr. van der Heijden will be eligible to receive an amount equal to four (4) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. After the first year Mr. van der Heijden may terminate the agreement at any time, with or without reason, upon 60 days’ notice.

Outstanding Equity at Fiscal Year Ended June 30, 2020

The following table sets forth information regarding stock options, warrants and other stock awards (restricted stock) for each named executive officer as of June 30, 2020.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2020

Name	Number of securities underlying unexercised options/warrants exercisable (#)	Number of securities underlying unexercised options/warrants unexercisable (#)	Option/ Warrant exercise price ($)	Option/ Warrant expiration date (1)	Stock Awards: Number of shares of stock that have not vested (#)		Stock Awards: Market value of shares of stock that have not vested ($)
Peter Victor Derycz	32,000	-	$1.25	2/13/2023	-		-
	16,000	-	$1.85	5/20/2023	-		-
	6,000	-	$1.25	6/23/2021	-		-
	-	-	-	-	915	(2)	$1,098	(3)
	-	-	-	-	2,031	(4)	$2,335	(5)
	-	-	-	-	2,829	(6)	$4,498	(7)
	-	-	-	-	13,447	(8)	$26,759	(9)
	-	-	-	-	1,949	(10)	$4,677	(11)
	-	-	-	-	1,883	(12)	$4,425	(13)
	-	-	-	-	1,426	(14)	$3,564	(15)
	-	-	-	-	21,700	(16)	$59,675	(17)
	-	-	-	-	4,333	(18)	$13,562	(19)
	-	-	-	-	3,875	(20)	$13,563	(21)
	-	-	-	-	4,445	(22)	$13,291	(23)
Alan Louis Urban	125,000	-	$1.30	3/5/2022	-		-
	24,000	-	$1.15	2/6/2023	-		-
	1,800	-	$1.25	6/23/2021	-		-
	-	-	-	-	678	(2)	$814	(3)
	-	-	-	-	1,505	(4)	$1,731	(5)
	-	-	-	-	2,099	(6)	$3,337	(7)
	-	-	-	-	9,976	(8)	$19,853	(9)
	-	-	-	-	1,446	(10)	$3,470	(11)
	-	-	-	-	1,397	(12)	$3,283	(13)
	-	-	-	-	1,058	(14)	$2,644	(15)
	-	-	-	-	16,100	(16)	$44,275	(17)
	-	-	-	-	3,215	(18)	$10,063	(19)
	-	-	-	-	2,875	(20)	$10,063	(21)
	-	-	-	-	3,298	(22)	$9,861	(23)

Scott Ahlberg	20,000	-	$1.02	7/27/2020	-		-
	25,600	-	$1.15	2/6/2023	-		-
	1,500	-	$1.25	6/23/2021	-		-
	75,000	-	$1.50	12/21/2022	-		-
	-	-	-	-	678	(2)	$814	(3)
	-	-	-	-	1,505	(4)	$1,731	(5)
	-	-	-	-	2,099	(6)	$3,337	(7)
	-	-	-	-	9,976	(8)	$19,853	(9)
	-	-	-	-	1,446	(10)	$3,470	(11)
	-	-	-	-	1,397	(12)	$3,283	(13)
	-	-	-	-	1,058	(14)	$2,644	(15)
	-	-	-	-	16,100	(16)	$44,275	(17)
	-	-	-	-	3,215	(18)	$10,063	(19)
	-	-	-	-	2,875	(20)	$10,063	(21)
	-	-	-	-	3,298	(22)	$9,861	(23)

(1)	Stock options expire ten years from the grant date.
(2)	The restricted stock was granted on November 21, 2017 and vest over a three year period, with a one year cliff vesting period.
(3)	Based on a market closing price per share of common stock of $1.20 on November 21, 2017.
(4)	The restricted stock was granted on February 8, 2018 and vest over a three year period, with a one year cliff vesting period.
(5)	Based on a market closing price per share of common stock of $1.15 on February 8, 2018.
(6)	The restricted stock was granted on May 10, 2018 and vest over a three year period, with a one year cliff vesting period.
(7)	Based on a market closing price per share of common stock of $1.59 on May 10, 2018.
(8)	The restricted stock was granted on August 9, 2018 and vest over a three year period, with a one year cliff vesting period.
(9)	Based on a market closing price per share of common stock of $1.99 on August 9, 2018.
(10)	The restricted stock was granted on November 13, 2018 and vest over a three year period, with a one year cliff vesting period.
(11)	Based on a market closing price per share of common stock of $2.40 on November 13, 2018.
(12)	The restricted stock was granted on February 7, 2019 and vest over a three year period, with a one year cliff vesting period.
(13)	Based on a market closing price per share of common stock of $2.35 on February 7, 2019.
(14)	The restricted stock was granted on May 17, 2019 and vest over a three year period, with a one year cliff vesting period.
(15)	Based on a market closing price per share of common stock of $2.50 on May 17, 2019.
(16)	The restricted stock was granted on August 1, 2019 and vest over a three year period, with a one year cliff vesting period.
(17)	Based on a market closing price per share of common stock of $2.75 on August 1, 2019.
(18)	The restricted stock was granted on November 12, 2019 and vest over a three year period, with a one year cliff vesting period.
(19)	Based on a market closing price per share of common stock of $3.13 on November 12, 2019.
(20)	The restricted stock was granted on February 11, 2020 and vest over a three year period, with a one year cliff vesting period.
(21)	Based on a market closing price per share of common stock of $3.50 on February 11, 2020.
(22)	The restricted stock was granted on May 12, 2020 and vest over a three year period, with a one year cliff vesting period.
(23)	Based on a market closing price per share of common stock of $2.99 on May 12, 2020.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended June 30, 2020 and 2019

Name	Fiscal Year	Fees earned or paid in cash ($)	Warrant and Option Awards ($)	Total ($)
(a)		(b)	(d)	(h)
John Regazzi (1)	2020	36,000	153,000	189,000
	2019	36,000	128,000	164,000
Gen. Merrill McPeak (2)	2020	18,000	76,500	94,500
	2019	18,000	64,000	82,000
Chad J. Cooper (3)	2020	18,000	76,500	94,500
	2019	18,000	64,000	82,000
Roy W. Olivier (4)	2020	18,000	76,500	94,500
	2019	8,500	64,000	82,000

(1)	Outstanding equity awards as of June 30, 2020 consists of options to purchase 100,000 shares of common stock at $3.13 per share 100,000 shares of common stock at $2.40 per share, options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share.
(2)	Outstanding equity awards as of June 30, 2020 consists of shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, 50,000 shares of common stock at an exercise price of $1.25 per share, shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, options to purchase 50,000 shares of common stock at $2.40 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share.

(3)	Outstanding equity awards as of June 30, 2020 consists of options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, 50,000 shares of common stock at $2.40 per share, options to purchase 43,750 shares of common stock at an exercise price of $1.09 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share.
(4)	Outstanding equity awards as of June 30, 2020 consists of options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, 50,000 shares of common stock at $2.40 per share, options to purchase 65,000 shares of common stock at an exercise price of $1.15 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 18, 2020, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 18, 2020. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 10624 S. Eastern Ave., Ste. A-614, Henderson, NV 89052. Applicable percentage ownership in the following table is based on 26,207,040 shares of common stock outstanding as of September 18, 2020 plus, for each person, any securities that person has the right to acquire within 60 days of September 18, 2020.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares
Greater than 5% Shareholder:
Bristol Investment Fund, Ltd. (1) 662 N. Sepulveda Blvd., Suite 300 Los Angeles, CA 90049	3,492,966	13.3%
12 West Capital Management LP (2) 90 Park Avenue, 41st Floor New York, NY 10016	5,547,076	21.2%
Richard H. Witmer, Jr. 16 Fort Hills Lane Greenwich, CT 06831	2,508,448	9.6%
Samjo Capital, LLC (3) 1345 Avenue of the Americas, 3rd Floor New York, NY 10105	1,323,482	5.1%
Directors and Executive Officers:
Peter Victor Derycz (4)	3,780,584	14.4%
Alan Louis Urban (5)	537,990	2.0%
Scott Ahlberg (6)	478,252	1.8%
Marc Nissan (7)	822,384	3.1%
Rogier van Erkel (8)	165,000	0.6%
Michiel van der Heijden	-	-%
John Regazzi (9)	893,500	3.3%
Gen. Merrill McPeak (10)	734,608	2.7%
Chad J. Cooper (11)	693,250	2.6%
Roy W. Olivier (12)	165,000	0.6%
All Directors and Executive Officers as a group (10 persons) (13)	8,270,568	28.7%

(1)

Paul Kessler exercises voting and investment power over the shares held by Bristol Investment Fund, Ltd. and is the brother-in-law of Peter Victor Derycz. Mr. Kessler previously served as a member of our board of directors from August 18, 2014 through November 6, 2015.

(2)	Joel Ramin, the General Partner of 12 West Management LP, the investment manager of 12 West Capital Fund LP and 12 West Capital Offshore Fund LP, exercises voting and investment power over the shares held by 12 West Capital Fund LP and 12 West Capital Offshore Fund LP, but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(3)	Andrew N. Wiener, the sole managing member of Samjo Capital, LLC and Samjo Management, LLC, exercises voting and investment power over the shares held by Samjo Capital, LLC.
(4)	Includes shares underlying options to purchase 32,000 shares of common stock at an exercise price of $1.25 per share, options to purchase 16,000 shares of common stock at an exercise price of $1.85 per share, and warrants to purchase 6,000 shares of common stock at an exercise price of $1.25 per share, and 58,831 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(5)	Includes 5,000 shares owned by the wife of Mr. Urban, 5,000 shares owned by each of the three children of Mr. Urban, shares underlying options to purchase 125,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 24,000 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,800 shares of common stock at an exercise price of $1.25 per share, and 46,647 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(6)	Includes shares underlying options to purchase 75,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 25,600 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 1,500 shares of common stock at an exercise price of $1.25 per share, and 43,647 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(7) (8)

Includes shares underlying options to purchase 100,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 100,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 28,800 shares of common stock at an exercise price of $1.15 per share, and warrants to purchase 3,000 shares of common stock at an exercise price of $1.25 per share, and 45,730 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

Includes shares underlying options to purchase 150,000 shares of common stock at an exercise price of $1.95 per share, and warrants to purchase 15,000 shares of common stock at an exercise price of $1.25 per share

(9)	Includes shares underlying warrants to purchase 22,500 shares of common stock at an exercise price of $1.25 per share, options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.40 per share, and options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share.
(10)	Includes shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.25 per share, warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, warrants to purchase 7,500 shares of common stock at an exercise price of $1.25 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, and options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share.
(11)	Includes 223,000 shares of common stock held by the Cooper Family Trust Dated 8/1/2004 and 26,500 shares of common stock held by Mr. Cooper’s IRA and SEP IRA, and shares underlying warrants to purchase 100,000 shares of common stock at an exercise price of $1.25 per share, and options to purchase 43,750 shares of common stock at an exercise price of $1.09 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, and options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share. Mr. Cooper exercises voting and investment power over the shares held by the Cooper Family Trust Dated 8/1/2004, and his IRA and SEP IRA.
(12)	Includes shares underlying options to purchase 65,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, and options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share.
(13)	Includes shares underlying warrants to purchase 257,300 shares of common stock, and shares underlying options to purchase 2,331,150 shares of common stock.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. On November 12, 2019, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Plan increased from 1,874,513 to 2,374,513. As of June 30, 2020, there were 622,429 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan. The following table provides information as of June 30, 2020 with respect to the Plans, which are the only compensation plans under which our equity securities are, or have been, authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan, and 2017 Omnibus Incentive Plan)	5,604,946	(2)	$1.56	622,429
Equity compensation plans not approved by stockholders	200,000	(3)	1.22	-
Total	5,804,946			622,429

(1)  The weighted average exercise price excludes restricted stock awards, which have no exercise price.

(2)  Shares underlying options to purchase 3,327,580 shares of common stock and 2,277,366 shares of restricted common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described herein, since July 1, 2018, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and in which any director, executive officer, shareholder who beneficially owns more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of five members: Messrs. Regazzi (Chairman), Derycz, McPeak, Cooper and Olivier. Our board of directors has determined that Mr. Regazzi, Gen. McPeak, Mr. Cooper and Mr. Olivier are independent directors as that term is defined in the applicable rules for companies traded on NASDAQ. Mr. Regazzi, Gen. McPeak, Mr. Cooper and Mr. Olivier are each members of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our board of directors, and each of them meets NASDAQ’s independence standards for members of such committees.

Item 14.  Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2020 and 2019.

	Year Ended June 30, 2020	Year Ended June 30, 2019
Audit Fees	$118,524	$112,882
Audit-Related Fees	-	-
Tax Fees	27,373	35,121
All Other Fees	-	-
Total	$145,897	$148,003

Audit Fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, including amendments thereto.

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2020 and 2019, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 24, 2020, are incorporated by reference to Item 8 of this report.

(a)(2) and (c) Financial Statement Schedules

Not required.

(a)(3) and (b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated November 13, 2006. (Incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)
3.1.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)
3.1.2	Articles of Merger Effective March 4, 2013. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2013.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2012.)
4	Description of the registrant’s common stock.
10.1	Executive Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.)++
10.2	Executive Employment Agreement dated July 1, 2010, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on September 28, 2010.)++
10.3	Form of Common Stock Purchase Warrant dated November 5, 2010. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.)++
10.4	Executive Employment Agreement dated November 3, 2011, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 9, 2011.)++
10.5	Form of Common Stock Purchase Warrant dated December 19, 2011. (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed on July 22, 2016)++
10.6	Amendment to Executive Employment Agreement dated July 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on September 28, 2012.)++
10.7	Amendment to Executive Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++

Exhibit Number	Description
10.8	Amendment to Executive Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.9	Amendment to Executive Employment Agreement dated July 26, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++
10.10	Amendment to Executive Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++
10.11	Amendment to Executive Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++
10.12	Amendment to Executive Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++
10.13	Securities Purchase Agreement dated June 23, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.14	Registration Rights Agreement dated June 24, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.15	Form of Common Stock Purchase Warrant dated June 24, 2016. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.16	Office Lease dated December 29, 2016 between Research Solutions, Inc. and Douglas Emmett 2014, LLC. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 6, 2017.)
10.17	Amendment to Executive Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.18	Amendment to Executive Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.19	Amendment to Executive Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Urban. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++
10.20	Executive Employment Agreement dated July 1, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed September 20, 2018.)++
10.21	Amendment to Executive Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed September 20, 2018.)++
10.22	Amendment to Executive Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed September 20, 2018.)++
10.23	Amended and Restated Loan and Security Agreement dated October 31, 2017, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed February 14, 2018.)
10.24	Consulting Agreement dated May 31, 2018, between Reprints Desk, Inc. and Rogier Sales Consultancy. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed September 20, 2018.)++
10.25	Amendment to Executive Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++
10.26	Amendment to Executive Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Urban. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++
10.27	Amendment to Executive Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++
10.28	Amendment to Executive Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++
10.29	First Amendment to Amended and Restated Loan and Security Agreement, effective December 31, 2019, among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.
10.30	Second Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2020, among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 14, 2020.)

Exhibit Number	Description
10.31	Amendment to Executive Employment Agreement dated June 30, 2020, between Research Solutions, Inc., Reprints Desk, Inc. and Peter Victor Derycz. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 2, 2020.)++
10.32	Amendment to Executive Employment Agreement dated June 30, 2020, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Urban. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 2, 2020.)++
10.33	Amendment to Executive Employment Agreement dated June 30, 2020, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 2, 2020.)++
10.34	Amendment to Executive Employment Agreement dated June 30, 2020, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed September 2, 2020.)++
10.35	Consulting Agreement dated July 1, 2020, between Reprints Desk, Inc. and Michiel van derHeijden BV.++
21	List of Subsidiaries. (Incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)
23	Consent of Independent Registered Pubic Accounting Firm.
24	Power of Attorney. (Incorporated by reference to the signature page hereto.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)++
99.2	Amendment No. 1 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 29, 2012.)++
99.3	Amendment No. 2 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 13, 2014.)++
99.4	Amendment No. 3 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 26, 2016.)++
99.5	2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 26, 2017.)++
99.6	Amendment No. 1 to 2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 21, 2019.)++
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith

++	Indicates management contract or compensatory plan.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz

Peter Victor Derycz
Date: September 24, 2020		Chief Executive Officer (Principal
Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: September 24, 2020		Chief Financial Officer (Principal
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

Signature	Title	Date

/s/ Peter Victor Derycz
Peter Victor Derycz	Chief Executive Officer (Principal Executive	September 24, 2020
Officer), President and Director

/s/ Alan Louis Urban
Alan Louis Urban	Chief Financial Officer (Principal Financial	September 24, 2020
and Accounting Officer) and Secretary

/s/ John Regazzi
John Regazzi	Chairman of the Board	September 24, 2020

/s/ Roy W. Olivier
Roy W. Olivier	Director	September 24, 2020

/s/ Merrill McPeak
Merrill McPeak	Director	September 24, 2020

/s/ Chad J. Cooper
Chad J. Cooper	Director	September 24, 2020