Form 10-Q
period 2020-09-30
Research Solutions, Inc.
filed 2020-11-12
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 6, 2020
Common Stock, $0.001 par value	26,255,983

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,
	2020	June 30,
	(unaudited)	2020
Assets
Current assets:
Cash and cash equivalents	$10,187,333	$9,311,556
Accounts receivable, net of allowance of $88,102 and $88,485, respectively	4,455,091	4,449,260
Prepaid expenses and other current assets	240,381	241,747
Prepaid royalties	1,042,558	720,367
Total current assets	15,925,363	14,722,930

Other assets:
Property and equipment, net of accumulated depreciation of $810,349 and $804,999, respectively	12,091	11,276
Deposits and other assets	6,183	6,155
Right of use asset, net of accumulated amortization of $421,469 and $390,691, respectively	41,553	72,331
Total assets	$15,985,190	$14,812,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,382,741	$6,349,845
Deferred revenue	3,555,579	3,524,507
Lease liability, current portion	45,550	79,326
Total current liabilities	10,983,870	9,953,678

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 26,190,713 and 26,032,263 shares issued and outstanding, respectively	26,191	26,032
Additional paid-in capital	26,261,156	26,134,819
Accumulated deficit	(21,162,154)	(21,176,799)
Accumulated other comprehensive loss	(123,873)	(125,038)
Total stockholders’ equity	5,001,320	4,859,014
Total liabilities and stockholders’ equity	$15,985,190	$14,812,692

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Revenue:
Platforms	$1,141,688	$856,445
Transactions	6,606,737	6,738,668
Total revenue	7,748,425	7,595,113

Cost of revenue:
Platforms	203,952	150,470
Transactions	5,094,897	5,128,108
Total cost of revenue	5,298,849	5,278,578
Gross profit	2,449,576	2,316,535

Operating expenses:
Selling, general and administrative	2,428,938	2,435,680
Depreciation and amortization	3,723	7,558
Total operating expenses	2,432,661	2,443,238
Income (loss) from operations	16,915	(126,703)

Other income	235	25,549

Income (loss) from operations before provision for income taxes	17,150	(101,154)
Provision for income taxes	(2,505)	(6,494)

Income (loss) from continuing operations	14,645	(107,648)

Gain from sale of discontinued operations	-	26,191

Net income (loss)	14,645	(81,457)

Other comprehensive income (loss): Foreign currency translation	1,165	(3,568)
Comprehensive income (loss)	$15,810	$(85,025)

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$-	$-
Income per share from discontinued operations	$-	$-
Net income (loss) per share	$-	$-
Basic weighted average common shares outstanding	25,898,900	24,095,266

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$-	$-
Income per share from discontinued operations	$-	$-
Net income (loss) per share	$-	$-
Basic weighted average common shares outstanding	26,511,180	24,095,266

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

For the Three Months Ended September 30, 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, July 1, 2020	26,032,263	$26,032	$26,134,819	$(21,176,799)	$(125,038)	$4,859,014

Fair value of vested stock options	-	-	77,627	-	-	77,627

Fair value of vested restricted common stock	120,000	120	93,044	-	-	93,164

Repurchase of common stock	(25,500)	(25)	(58,370)	-	-	(58,395)

Common stock issued upon exercise of stock options	63,950	64	14,036	-	-	14,100

Net income for the period	-	-	-	14,645	-	14,645

Foreign currency translation	-	-	-	-	1,165	1,165

Balance, September 30, 2020	26,190,713	$26,191	$26,261,156	$(21,162,154)	$(123,873)	$5,001,320

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Net income (loss)	$14,645	$(81,457)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of discontinued operations	-	(26,191)
Depreciation and amortization	3,723	7,558
Amortization of lease right	30,778	29,513
Fair value of vested stock options	77,627	58,198
Fair value of vested restricted common stock	93,164	84,474
Changes in operating assets and liabilities:
Accounts receivable	(5,831)	116,362
Prepaid expenses and other current assets	1,366	89,902
Prepaid royalties	(322,191)	(69,699)
Accounts payable and accrued expenses	1,032,896	23,829
Deferred revenue	31,072	108,589
Lease liability	(33,776)	(31,346)
Net cash provided by operating activities	923,473	309,732

Cash flow from investing activities:
Purchase of property and equipment	(4,304)	-
Net cash used in investing activities	(4,304)	-

Cash flow from financing activities:
Proceeds from the exercise of stock options	14,100	-
Common stock repurchase and retirement	(58,395)	(71,875)
Net cash used in financing activities	(44,295)	(71,875)

Effect of exchange rate changes	903	(3,114)
Net increase in cash and cash equivalents	875,777	234,743
Cash and cash equivalents, beginning of period	9,311,556	5,353,090
Cash and cash equivalents, end of period	$10,187,333	$5,587,833

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,505	$6,494

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2020 and 2019 (Unaudited)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2020 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Cash denominated in Euros with a US Dollar equivalent of $133,713 and $134,175 at September 30, 2020 and June 30, 2020, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three months ended September 30, 2020 and 2019.

The following table summarizes accounts receivable concentrations:

	As of
	September 30,	June 30,
	2020	2020
Customer A	15%	*

* Less than 10%

The following table summarizes vendor concentrations:

	Three Months Ended September 30,
	2020	2019
Vendor A	18%	20%
Vendor B	13%	12%

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

Deferred Revenue

Contract liabilities, such as deferred revenue, exist where the Company has the obligation to transfer services to a customer for which the entity has received consideration, or when the consideration is due, from the customer.

Cash payments received or due in advance of performance are recorded as deferred revenue. Deferred revenue is primarily comprised of cloud-based software subscriptions which are generally billed in advance. The deferred revenue balance is presented as a current liability on the Company's consolidated balance sheets.

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

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees for services. The Company accounts for such grants issued and vesting based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

Foreign Currency

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a gain of $24,249 for the three months ended September 30, 2020 and a loss of $12,123 for the three months ended September 30, 2019. Cash denominated in Euros with a US Dollar equivalent of $133,713 and $134,175 at September 30, 2020 and June 30, 2020, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Three Months Ended September 30,		Year Ended June 30,
	2020	2019	2020	2019
Period end Euro : US Dollar exchange rate	1.17	1.09	1.12	1.14
Average period Euro : US Dollar exchange rate	1.16	1.12	1.14	1.14

Period end Mexican Peso : US Dollar exchange rate	0.04	0.05	0.04	0.05
Average period Mexican Peso : US Dollar exchange rate	0.04	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At September 30, 2020 potentially dilutive securities include options to acquire 3,340,580 shares of common stock, warrants to acquire 385,000 shares of common stock and unvested restricted common stock of 259,238.  At September 30, 2019 potentially dilutive securities include options to acquire 3,297,335 shares of common stock, warrants to acquire 1,885,000 shares of common stock and unvested restricted common stock of 292,283. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

For the three months ended September 30, 2020, the calculation of diluted earnings per share includes unvested restricted common stock, stock options and warrants, calculated under the treasury stock method. For the three months ended September 30, 2019, basic and diluted net loss per common share is the same because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2020. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of September 30, 2020. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2020 and June 30, 2020, respectively.  As of September 30, 2020, there was approximately $2,057,000 of available credit.

Note 4. Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the three months ended September 30, 2020, the Company made payments of $33,776 towards the lease liability. As of September 30, 2020 and June 30, 2020, lease liability amounted to $45,550 and $79,326, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the three months ended September 30, 2020 and 2019 was $12,505 and $37,122, respectively. The right of use asset at June 30, 2020 was $72,331. During the three months ended September 30, 2020, the Company reflected amortization of right of use asset of $30,778 related to this lease, resulting in a net asset balance of $41,553 as of September 30, 2020.

On October 8, 2019, the Company entered into an agreement to sublease its office facilities from November 1, 2019 through January 31, 2021, the end of the lease term, for $8,094 per month with one month of abated rent. The Company recorded rent income of $24,282 during the three months ended September 30, 2020. This amount is reflected as an offset to rent expense that is included in general and administrative expenses in the accompanying statements of operations.

Note 5. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 12, 2019, the Company’s stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 2,374,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of September 30, 2020, there were 348,179 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2020	3,327,580	$1.56	3,081,745	$1.50	245,835	$2.34
Granted	173,000	2.45	-	-	173,000	2.45
Options vesting	-	-	56,583	2.22	(56,583)	2.22
Exercised	(141,250)	1.39	(141,250)	1.39	-	-
Forfeited/Cancelled	(18,750)	1.95	-	-	(18,750)	1.95
Outstanding at September 30, 2020	3,340,580	$1.61	2,997,078	$1.52	343,502	$2.44

The weighted average remaining contractual life of all options outstanding as of September 30, 2020 was 5.82 years. The remaining contractual life for options vested and exercisable at September 30, 2020 was 5.44 years. Furthermore, the aggregate intrinsic value of options outstanding as of September 30, 2020 was $2,515,705, and the aggregate intrinsic value of options vested and exercisable at September 30, 2020 was $2,496,297, in each case based on the fair value of the Company’s common stock on September 30, 2020.

During the three months ended September 30, 2020, the Company granted 173,000 options to employees with a fair value of $238,740 which amount will be amortized over the vesting period.  The total fair value of options that vested during the three months ended September 30, 2020 was $77,627 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of September 30, 2020, the amount of unvested compensation related to stock options was $451,628 which will be recorded as an expense in future periods as the options vest. During the three months ended September 30, 2020, the Company issued 63,950 net shares of common stock upon the exercise of 141,250 options, resulting in net cash proceeds of $14,000.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019
Expected dividend yield	0%	0%
Risk-free interest rate	0.37%	1.61%
Expected life (in years)	6	6
Expected volatility	63%	64%

Additional information regarding stock options outstanding and exercisable as of September 30, 2020 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	1.75	8,150
0.60	5,000	1.75	5,000
0.65	6,150	1.75	6,150
0.70	225,000	5.18	225,000
0.77	49,500	2.83	49,500
0.80	16,000	4.89	16,000
0.90	25,667	3.56	25,667
0.97	6,000	1.75	6,000
1.00	28,249	3.18	28,249
1.02	2,000	1.75	2,000
1.05	400,529	5.84	400,529
1.07	33,898	2.04	33,898
1.09	124,165	5.09	124,165
1.10	105,000	4.75	105,000
1.14	3,674	1.75	3,674
1.15	209,400	3.86	209,400
1.20	352,414	6.82	352,414
1.25	32,000	2.37	32,000
1.30	243,000	1.43	243,000
1.50	195,000	2.13	195,000
1.59	35,000	7.61	29,165
1.75	1,067	1.75	1,067
1.80	94,050	2.88	94,050
1.85	24,000	2.34	24,000
1.95	200,000	7.76	150,000
2.40	398,667	8.13	347,167
2.45	173,000	9.85	-
2.49	50,000	8.99	20,833
2.50	20,000	8.63	10,000
2.99	8,000	9.62	-
3.13	258,000	9.12	250,000
3.50	8,000	9.37	-
Total	3,340,580		2,997,078

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2020	385,000	$1.24
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, September 30, 2020	385,000	$1.24
Exercisable, June 30, 2020	385,000	$1.24
Exercisable, September 30, 2020	385,000	$1.24

The intrinsic value for all warrants outstanding as of September 30, 2020 was $391,850, based on the fair value of the Company’s common stock on September 30, 2020.

Additional information regarding warrants outstanding and exercisable as of September 30, 2020 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	50,000	1.22	50,000
1.25	335,000	0.63	335,000
Total	385,000		385,000

Restricted Common Stock

Prior to July 1, 2020, the Company issued 2,277,366 shares of restricted common stock to employees valued at $2,709,318, of which 1,871,187 shares have vested, 214,324 shares with fair value of $188,203 have been forfeited, and $1,785,857 has been recognized as an expense. The balance of the non-vested shares of restricted common stock was 191,855 at June 30, 2020.

During the three months ended September 30, 2020, the Company issued an additional 120,000 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $294,000 based on the market price of our common stock price of $2.45 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vesting during the three months ended September 30, 2020 was $93,164 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of September 30, 2020, the amount of unvested compensation related to issuances of restricted common stock was $595,133, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2020	191,855	$394,297	$2.51
Granted	120,000	294,000	2.45
Vested	(52,617)	(93,164)	2.32
Forfeited	-	-	-
Non-vested, September 30, 2020	259,238	$595,133	$2.52

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

During the three months ended September 30, 2020, the Company repurchased 25,500 shares of our common stock from employees at an average market price of approximately $2.29 per share for an aggregate amount of $58,395.

As of September 30, 2020, $219,379 remains available under the 2020 plan to repurchase common stock from its employees. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

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

Note 7.  Subsequent Events

On October 5, 2020, the Company issued 50,000 shares of common stock upon the exercise of warrants for $62,500 in proceeds.

On October 26, 2020, the Company issued 15,270 net shares of common stock upon the cashless exercise of stock options underlying 33,270 shares of common stock for 18,000 shares of common stock used as payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2020 and 2019 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Customers

Paid Premium Platform Features PLATFORM REVENUE	Free Basic Platform Features

Transactional Sale of STM Content TRANSACTION REVENUE

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

Stock-Based Compensation

The fair value of our stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

Please refer to footnote 2 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for a discussion of Recent Accounting Pronouncements.

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2020	2020	2020	2019	2019	2019	2019	2018
Revenue:
Platforms	$1,141,688	$1,066,630	$1,017,789	$949,825	$856,445	$803,917	$748,726	$667,545
Transactions	6,606,737	6,819,150	7,029,617	6,580,613	6,738,668	6,670,685	6,629,231	6,321,297
Total revenue	7,748,425	7,885,780	8,047,406	7,530,438	7,595,113	7,474,602	7,377,957	6,988,842

Cost of revenue:
Platforms	203,952	153,241	177,919	162,508	150,470	142,368	134,672	122,077
Transactions	5,094,897	5,224,006	5,330,473	5,094,130	5,128,108	5,104,629	5,063,624	4,878,526
Total cost of revenue	5,298,849	5,377,247	5,508,392	5,256,638	5,278,578	5,246,997	5,198,296	5,000,603

Gross profit:
Platforms	937,736	913,389	839,870	787,317	705,975	661,549	614,054	545,468
Transactions	1,511,840	1,595,144	1,699,144	1,486,483	1,610,560	1,566,056	1,565,607	1,442,771
Total gross profit	2,449,576	2,508,533	2,539,014	2,273,800	2,316,535	2,227,605	2,179,661	1,988,239

Operating expenses:
Sales and marketing	498,374	692,096	626,956	638,837	550,349	659,108	542,641	445,879
Technology and product dev.	622,961	537,830	536,238	548,719	499,191	549,198	537,685	553,272
General and administrative	1,161,061	1,132,483	1,230,580	1,270,375	1,231,345	1,060,269	1,129,461	1,180,599
Depreciation and amortization	3,723	3,746	5,510	6,840	7,558	8,351	9,617	9,733
Stock-based comp. expense	170,791	143,054	142,237	523,632	142,672	126,903	131,072	453,288
Foreign currency transaction loss (gain)	(24,249)	4,214	8,648	(5,456)	12,123	7,193	2,302	10,025
Total operating expenses	2,432,661	2,513,423	2,550,169	2,982,947	2,443,238	2,411,022	2,352,778	2,652,796
Other income (expenses and income taxes)	(2,270)	4,331	23,101	25,721	19,055	27,289	22,393	16,322
Income (loss) from continuing operations	14,645	(559)	11,946	(683,426)	(107,648)	(156,128)	(150,724)	(648,235)
Gain on sale of discontinued operations	-	-	-	91,254	26,191	84,275	33,044	55,698
Net income (loss)	14,645	(559)	11,946	(592,172)	(81,457)	(71,853)	(117,680)	(592,537)

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$-	$-	$-	$(0.03)	$-	$-	$-	$(0.03)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$-	$-	$-	$(0.03)	$-	$-	$-	$(0.03)
Basic weighted average common shares outstanding	25,898,900	25,815,163	24,960,394	24,185,966	24,095,266	23,987,137	23,845,798	23,787,836

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$-	$-	$-	$(0.03)	$-	$-	$-	$(0.03)
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$-	$-	$-	$(0.03)	$-	$-	$-	$(0.03)
Diluted weighted average common shares outstanding	26,511,180	25,815,163	25,717,403	24,185,966	24,095,266	23,987,137	23,845,798	23,787,836

Comparison of the Three Months Ended September 30, 2020 and 2019

Results of Operations

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue:
Platforms	$1,141,688	$856,445	$285,243	33.3%
Transactions	6,606,737	6,738,668	(131,931)	(2.0)%
Total revenue	7,748,425	7,595,113	153,312	2.0%

Cost of revenue:
Platforms	203,952	150,470	53,482	35.5%
Transactions	5,094,897	5,128,108	(33,211)	(0.6)%
Total cost of revenue	5,298,849	5,278,578	20,271	0.4%

Gross profit:
Platforms	937,736	705,975	231,761	32.8%
Transactions	1,511,840	1,610,560	(98,720)	(6.1)%
Total gross profit	2,449,576	2,316,535	133,041	5.7%

Operating expenses:
Sales and marketing	498,374	550,349	(51,975)	(9.4)%
Technology and product development	622,961	499,191	123,770	24.8%
General and administrative	1,161,061	1,231,345	(70,284)	(5.7)%
Depreciation and amortization	3,723	7,558	(3,835)	(50.7)%
Stock-based compensation expense	170,791	142,672	28,119	19.7%
Foreign currency transaction loss (gain)	(24,249)	12,123	(36,372)	(300.0)%
Total operating expenses	2,432,661	2,443,238	(10,577)	(0.4)%
Income (loss) from operations	16,915	(126,703)	143,618	(113.4)%

Other income	235	25,549	(25,314)	(99.1)%

Income (loss) from operations before provision for income taxes	17,150	(101,154)	118,304	117.0%
Provision for income taxes	(2,505)	(6,494)	3,989	61.4%

Income (loss) from continuing operations	14,645	(107,648)	122,293	113.6%

Gain from sale of discontinued operations	-	26,191	(26,191)	(100.0)%

Net income (loss)	$14,645	$(81,457)	$96,102	118.0%

Revenue

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue:
Platforms	$1,141,688	$856,445	$285,243	33.3%
Transactions	6,606,737	6,738,668	(131,931)	(2.0)%
Total revenue	$7,748,425	$7,595,113	$153,312	2.0%

Total revenue increased $153,312, or 2.0%, for the three months ended September 30, 2020 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	é	$285,243	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	ê	$131,931	Decreased primarily due to lower order volume.

Cost of Revenue

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Cost of Revenue:
Platforms	$203,952	$150,470	$53,482	35.5%
Transactions	5,094,897	5,128,108	(33,211)	(0.6)%
Total cost of revenue	$5,298,849	$5,278,578	$20,271	0.4%

	Three Months Ended September 30,
	2020	2019	% Change *
As a percentage of revenue:
Platforms	17.9%	17.6%	0.3%
Transactions	77.1%	76.1%	1.0%
Total	68.4%	69.5%	(1.1)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 1.1%, from 69.5% for the previous year to 68.4%, for the three months ended September 30, 2020.

Category	Impact as percentage of revenue		Key Drivers
Platforms	é	0.3%	Increased primarily due to proportionally higher personnel costs.
Transactions	é	1.0%	Increased primarily due to proportionally higher copyright and personnel costs.

Gross Profit

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Gross Profit:
Platforms	$937,736	$705,975	$231,761	32.8%
Transactions	1,511,840	1,610,560	(98,720)	(6.1)%
Total gross profit	$2,449,576	$2,316,535	$133,041	5.7%

	Three Months Ended September 30,
	2020	2019	% Change *
As a percentage of revenue:
Platforms	82.1%	82.4%	(0.3)%
Transactions	22.9%	23.9%	(1.0)%
Total	31.6%	30.5%	1.1%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Operating Expenses:
Sales and marketing	$498,374	$550,349	$(51,975)	(9.4)%
Technology and product development	622,961	499,191	123,770	24.8%
General and administrative	1,161,061	1,231,345	(70,284)	(5.7)%
Depreciation and amortization	3,723	7,558	(3,835)	(50.7)%
Stock-based compensation expense	170,791	142,672	28,119	19.7%
Foreign currency transaction loss (gain)	(24,249)	12,123	(36,372)	(300.0)%
Total operating expenses	$2,432,661	$2,443,238	$(10,577)	(0.4)%

Category	Impact		Key Drivers
Sales and marketing	ê	$51,975	Decreased primarily due to lower advertising media spend partially offset by greater personnel costs.
Technology and product development	é	$123,770	Increased due to greater personnel costs.
General and administrative	ê	$70,284	Decreased primarily due to lower consulting, rent and travel expenses.

Net Income (Loss)

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Net Income (Loss):
Income (loss) from continuing operations	$14,645	$(107,648)	$122,293	113.6%
Income from discontinued operations	-	26,191	(26,191)	(100.0)%
Total net income (loss)	$14,645	$(81,457)	$96,102	118.0%

Income from continuing operations increased $122,293 or 113.6%, for the three months ended September 30, 2020 compared to the prior year, primarily due to increased gross profit and decreased operating expenses as described above.

Liquidity and Capital Resources

	Three Months Ended September 30,
Consolidated Statements of Cash Flow Data:	2020	2019
Net cash provided by operating activities	$923,473	$309,732
Net cash used in investing activities	(4,304)	-
Net cash used in financing activities	(44,295)	(71,875)

Effect of exchange rate changes	903	(3,114)
Net increase in cash and cash equivalents	875,777	234,743
Cash and cash equivalents, beginning of period	9,311,556	5,353,090
Cash and cash equivalents, end of period	$10,187,333	$5,587,833

Liquidity

As of September 30, 2020, we had cash and cash equivalents of $10,187,333, compared to $9,311,556 as of June 30, 2020, an increase of $875,777. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $923,473 for the three months ended September 30, 2020 and resulted primarily from an increase in accounts payable and accrued expenses of $1,032,896, partially offset by an increase in prepaid royalties of $322,191.

Net cash provided by operating activities was $309,732 for the three months ended September 30, 2019 and resulted primarily from a decrease in accounts receivable of $116,362 and an increase in deferred revenue of $108,589, partially offset by an increase in prepaid royalties of $69,699.

Investing Activities

Net cash used in investing activities was $4,304 for the three months ended September 30, 2020 and resulted from the purchase of property and equipment.

No cash was used in or provided by investing activities for the three months ended September 30, 2019.

Financing Activities

Net cash used in financing activities was $44,295 for the three months ended September 30, 2020 and resulted from the repurchase of common stock of $58,395, partially offset by the proceeds from the exercise of stock options of $14,100.

Net cash used in financing activities was $71,875 for the three months ended September 30, 2019 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2020. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of September 30, 2020. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2020 and June 30, 2020, respectively.  As of September 30, 2020, there was approximately $2,057,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	$ Change
Net income (loss)	$14,645	$(81,457)	$96,102
Add (deduct):
Other (income) expense	(235)	(25,549)	25,314
Foreign currency transaction loss (gain)	(24,249)	12,123	(36,372)
Provision for income taxes	2,505	6,494	(3,989)
Depreciation and amortization	3,723	7,558	(3,835)
Stock-based compensation	170,791	142,672	28,119
Gain on sale of discontinued operations	-	(26,191)	26,191
Adjusted EBITDA	$167,180	$35,650	$131,530

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements for the fiscal quarter ended September 30, 2020, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

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

During the three months ended September 30, 2020, we repurchased 25,500 shares of our common stock from employees at an average market price of approximately $2.29 per share for an aggregate amount of $58,395.

As of September 30, 2020, $219,379 remains available under the 2020 plan to repurchase common stock from our employees. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2020	-	-	-	$277,774
August 2020	-	-	-	$277,774
September 2020	25,500	$2.29	-	$219,379
Total	25,500	$2.29	-	-

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

Exhibit Number	Description
10.1	Consulting Agreement dated July 1, 2020, between Reprints Desk, Inc. and Michiel van der Heijden BV. Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed September 24, 2020.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Furnished herewith

++ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz
Peter Victor Derycz
Date: November 12, 2020		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban
Alan Louis Urban
Date: November 12, 2020		Chief Financial Officer (Principal Financial and Accounting Officer)