Form 10-Q
period 2020-12-31
Research Solutions, Inc.
filed 2021-02-11
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 5, 2021
Common Stock, $0.001 par value	26,277,679

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,
	2020	June 30,
	(unaudited)	2020
Assets
Current assets:
Cash and cash equivalents	$10,163,504	$9,311,556
Accounts receivable, net of allowance of $47,830 and $88,485, respectively	4,227,603	4,449,260
Prepaid expenses and other current assets	297,280	241,747
Prepaid royalties	673,864	720,367
Total current assets	15,362,251	14,722,930

Other assets:
Property and equipment, net of accumulated depreciation of $819,263 and $804,999, respectively	11,677	11,276
Deposits and other assets	6,280	6,155
Right of use asset, net of accumulated amortization of $452,577 and $390,691, respectively	10,445	72,331
Total assets	$15,390,653	$14,812,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,799,152	$6,349,845
Deferred revenue	4,385,507	3,524,507
Lease liability, current portion	11,444	79,326
Total current liabilities	10,196,103	9,953,678

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 26,266,008 and 26,032,263 shares issued and outstanding, respectively	26,266	26,032
Additional paid-in capital	26,709,401	26,134,819
Accumulated deficit	(21,422,760)	(21,176,799)
Accumulated other comprehensive loss	(118,357)	(125,038)
Total stockholders’ equity	5,194,550	4,859,014
Total liabilities and stockholders’ equity	$15,390,653	$14,812,692

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue:
Platforms	$1,220,535	$949,825	$2,362,223	$1,806,270
Transactions	6,229,200	6,580,613	12,835,937	13,319,281
Total revenue	7,449,735	7,530,438	15,198,160	15,125,551

Cost of revenue:
Platforms	217,003	162,508	420,955	312,978
Transactions	4,841,150	5,094,130	9,936,047	10,222,238
Total cost of revenue	5,058,153	5,256,638	10,357,002	10,535,216
Gross profit	2,391,582	2,273,800	4,841,158	4,590,335

Operating expenses:
Selling, general and administrative	2,649,548	2,976,107	5,078,486	5,411,787
Depreciation and amortization	3,039	6,840	6,762	14,398
Total operating expenses	2,652,587	2,982,947	5,085,248	5,426,185
Loss from operations	(261,005)	(709,147)	(244,090)	(835,850)

Other income	399	26,527	634	52,076

Loss from operations before provision for income taxes	(260,606)	(682,620)	(243,456)	(783,774)
Provision for income taxes	-	(806)	(2,505)	(7,300)

Loss from continuing operations	(260,606)	(683,426)	(245,961)	(791,074)

Gain from sale of discontinued operations	-	91,254	-	117,445

Net loss	(260,606)	(592,172)	(245,961)	(673,629)

Other comprehensive income (loss):
Foreign currency translation	5,516	1,543	6,681	(2,025)
Comprehensive loss	$(255,090)	$(590,629)	$(239,280)	$(675,654)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.03)
Income per share from discontinued operations, basic and diluted	$-	$-	$-	$-
Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.03)
Weighted average common shares outstanding, basic and diluted	25,988,117	24,185,966	25,943,509	24,140,616

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended December 31, 2020
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, July 1, 2020	26,032,263	$26,032	$26,134,819	$(21,176,799)	$(125,038)	$4,859,014

Fair value of vested stock options	-	-	77,627	-	-	77,627

Fair value of vested restricted common stock	120,000	120	93,044	-	-	93,164

Repurchase of common stock	(25,500)	(25)	(58,370)	-	-	(58,395)

Common stock issued upon exercise of stock options	63,950	64	14,036	-	-	14,100

Net income for the period	-	-	-	14,645	-	14,645

Foreign currency translation	-	-	-	-	1,165	1,165

Balance, September 30, 2020	26,190,713	26,191	26,261,156	(21,162,154)	(123,873)	5,001,320

Fair value of vested stock options	-	-	342,158	-	-	342,158

Fair value of vested restricted common stock	23,474	23	93,767	-	-	93,790

Repurchase of common stock	(31,167)	(31)	(68,848)	-	-	(68,879)

Common stock issued upon exercise of stock options	17,988	18	(18)	-	-	-

Common stock issued upon exercise of warrants	65,000	65	81,186			81,251

Net loss for the period	-	-	-	(260,606)	-	(260,606)

Foreign currency translation	-	-	-	-	5,516	5,516

Balance, December 31, 2020	26,266,008	$26,266	$26,709,401	$(21,422,760)	$(118,357)	$5,194,550

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2020	2019
Cash flow from operating activities:
Net loss	$(245,961)	$(673,629)
Adjustment to reconcile net loss to net cash provided by operating activities:
Gain from sale of discontinued operations	-	(117,445)
Depreciation and amortization	6,762	14,398
Amortization of lease right	61,886	59,332
Fair value of vested stock options	419,785	496,190
Fair value of vested restricted common stock	186,954	170,114
Changes in operating assets and liabilities:
Accounts receivable	221,657	342,389
Prepaid expenses and other current assets	(55,533)	125,262
Prepaid royalties	46,503	(301,110)
Deposits and other assets	-	8,094
Accounts payable and accrued expenses	(550,693)	993,845
Deferred revenue	861,000	563,209
Lease liability	(67,882)	(62,998)
Net cash provided by operating activities	884,478	1,617,651

Cash flow from investing activities:
Purchase of property and equipment	(6,134)	-
Net cash used in investing activities	(6,134)	-

Cash flow from financing activities:
Proceeds from the exercise of stock options	14,100	-
Proceeds from the exercise of warrants	81,251	-
Common stock repurchase and retirement	(127,274)	(199,374)
Net cash used in financing activities	(31,923)	(199,374)

Effect of exchange rate changes	5,527	(2,239)
Net increase in cash and cash equivalents	851,948	1,416,038
Cash and cash equivalents, beginning of period	9,311,556	5,353,090
Cash and cash equivalents, end of period	$10,163,504	$6,769,128

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,505	$7,300

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2020 and 2019 (Unaudited)

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

Cash denominated in Euros with a US Dollar equivalent of $93,925 and $134,175 at December 31, 2020 and June 30, 2020, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and six months ended December 31, 2020 and 2019.

The following table summarizes accounts receivable concentrations:

	As of
	December 31,	June 30,
	2020	2020
Customer A	11%	*

* Less than 10%

The following table summarizes vendor concentrations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Vendor A	18%	22%	18%	21%
Vendor B	13%	12%	13%	12%
Vendor C	*	11%	*	*

* Less than 10%

Revenue Recognition

The Company accounts for revenue in accordance ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASC 606"). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. The Company adopted the guidance of ASC 606 on July 1, 2018.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to gain of $17,469 and $5,456 for the three months ended December 31, 2020 and 2019, respectively and a gain of $41,718 and a loss of $6,667 for the six months ended December 31, 2020 and 2019, respectively. Cash denominated in Euros with a US Dollar equivalent of $93,925 and $134,175 at December 31, 2020 and June 30, 2020, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Six Months Ended December 31,		Year Ended June 30,
	2020	2019	2020	2019
Period end Euro : US Dollar exchange rate	1.23	1.12	1.12	1.14
Average period Euro : US Dollar exchange rate	1.17	1.11	1.14	1.14

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.04	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At December 31, 2020 potentially dilutive securities include options to acquire 3,564,018 shares of common stock, warrants to acquire 320,000 shares of common stock and unvested restricted common stock of 250,553. At December 31, 2019 potentially dilutive securities include options to acquire 3,416,580 shares of common stock, warrants to acquire 1,885,000 shares of common stock and unvested restricted common stock of 254,283. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three and six months ended December 31, 2020 and 2019 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Note 3. Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2020. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of December 31, 2020. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2020 and June 30, 2020, respectively.  As of December 31, 2020, there was approximately $1,722,000 of available credit.

Note 4. Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the six months ended December 31, 2020, the Company made payments of $67,882 towards the lease liability. As of December 31, 2020 and June 30, 2020, lease liability amounted to $11,444 and $79,326, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the six months ended December 31, 2020 and 2019 was $25,986 and $83,324, respectively. The right of use asset at June 30, 2020 was $72,331. During the six months ended December 31, 2020, the Company reflected amortization of right of use asset of $61,886 related to this lease, resulting in a net asset balance of $10,445 as of December 31, 2020.

On October 8, 2019, the Company entered into an agreement to sublease its office facilities from November 1, 2019 through January 31, 2021, the end of the lease term, for $8,094 per month with one month of abated rent. The Company recorded rent income of $48,564 during the six months ended December 31, 2020. This amount is reflected as an offset to rent expense that is included in general and administrative expenses in the accompanying statements of operations.

Note 5. Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company’s stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of December 31, 2020, there were 1,059,664 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2020	3,327,580	$1.56	3,081,745	$1.50	245,835	$2.34
Granted	439,708	2.26	250,000	2.13	189,708	2.42
Options vesting	-	-	97,165	2.22	(97,165)	2.22
Exercised	(182,853)	1.38	(182,853)	1.38	-	-
Forfeited/Cancelled	(20,417)	1.92	-	-	(20,417)	1.92
Outstanding at December 31, 2020	3,564,018	$1.65	3,246,057	$1.58	317,961	$2.44

The weighted average remaining contractual life of all options outstanding as of December 31, 2020 was 5.92 years. The remaining contractual life for options vested and exercisable at December 31, 2020 was 5.72 years. Furthermore, the aggregate intrinsic value of options outstanding as of December 31, 2020 was $2,697,071, and the aggregate intrinsic value of options vested and exercisable at December 31, 2020 was $2,687,396, in each case based on the fair value of the Company’s common stock on December 31, 2020.

During the six months ended December 31, 2020, the Company granted 439,708 options to employees with a fair value of $522,954 which amount will be amortized over the vesting period.  The total fair value of options that vested during the six months ended December 31, 2020 was $419,785 and is included in selling, general and administrative expenses in the accompanying statement of operations.  As of December 31, 2020, the amount of unvested compensation related to stock options was $392,185 which will be recorded as an expense in future periods as the options vest. During the six months ended December 31, 2020, the Company issued 81,938 net shares of common stock upon the exercise of options underlying 182,853 shares of common stock, resulting in net cash proceeds of $14,000.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the six months ended December 31, 2020 and 2019.

	Six Months Ended December 31,
	2020	2019
Expected dividend yield	0%	0%
Risk-free interest rate	0.37% – 0.51%	1.61% - 1.69%
Expected life (in years)	5 - 6	5 - 6
Expected volatility	60 - 63%	64%

Additional information regarding stock options outstanding and exercisable as of December 31, 2020 is as follows:

Option Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Options Exercisable
$0.59	8,150	1.50	8,150
0.60	5,000	1.50	5,000
0.65	6,150	1.50	6,150
0.70	225,000	4.93	225,000
0.77	49,500	2.58	49,500
0.80	16,000	4.64	16,000
0.90	25,667	3.31	25,667
0.97	6,000	1.50	6,000
1.00	28,249	2.93	28,249
1.02	2,000	1.50	2,000
1.05	400,529	5.59	400,529
1.07	33,898	1.79	33,898
1.09	121,250	4.91	121,250
1.10	105,000	4.50	105,000
1.15	193,400	3.78	193,400
1.20	349,000	6.62	349,000
1.25	32,000	2.12	32,000
1.30	243,000	1.18	243,000
1.50	195,000	1.88	195,000
1.59	25,000	7.36	22,915
1.80	94,050	2.63	94,050
1.85	17,800	2.29	17,800
1.95	200,000	7.51	166,666
2.13	266,708	9.88	250,000
2.40	398,667	7.87	359,833
2.45	173,000	9.59	-
2.49	50,000	8.74	25,000
2.50	20,000	8.38	11,667
2.99	8,000	9.37	-
3.13	258,000	8.87	253,333
3.50	8,000	9.12	-
Total	3,564,018		3,246,057

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2020	385,000	$1.24
Granted	-	-
Exercised	(65,000)	1.25
Expired/Cancelled	-	-
Outstanding, December 31, 2020	320,000	$1.24
Exercisable, June 30, 2020	385,000	$1.24
Exercisable, December 31, 2020	320,000	$1.24

The intrinsic value for all warrants outstanding as of December 31, 2020 was $348,600, based on the fair value of the Company’s common stock on December 31, 2020.

During the six months ended December 31, 2020, certain holders of warrants to purchase shares of the Company’s common stock at a per share exercise price of $1.25 exercised those warrants to purchase 65,000 shares of common stock, generating gross proceeds to the Company of $81,251.

Additional information regarding warrants outstanding and exercisable as of December 31, 2020 is as follows:

Warrant Exercise Price	Warrants Outstanding	Remaining Contractual Life (in years)	Warrants Exercisable
$1.19	50,000	0.97	50,000
1.25	270,000	0.48	270,000
Total	320,000		320,000

Restricted Common Stock

Prior to July 1, 2020, the Company issued 2,277,366 shares of restricted common stock to employees valued at $2,709,318, of which 1,871,187 shares have vested, 214,324 shares with fair value of $188,203 have been forfeited, and $1,785,857 has been recognized as an expense. The balance of the non-vested shares of restricted common stock was 191,855 at June 30, 2020.

During the six months ended December 31, 2020, the Company issued an additional 143,474 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $344,000 based on the market price of our common stock price of $2.40 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vesting during the three months ended December 31, 2020 was $186,954 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2020, the amount of unvested compensation related to issuances of restricted common stock was $551,343, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value
Non-vested, June 30, 2020	191,855	$394,297	$2.51
Granted	143,474	344,000	2.40
Vested	(84,776)	(186,954)	2.29
Forfeited	-	-	-
Non-vested, December 31, 2020	250,553	$551,343	$2.52

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

During the six months ended December 31, 2020, the Company repurchased 56,667 shares of our common stock from employees at an average market price of approximately $2.25 per share for an aggregate amount of $127,274.

As of December 31, 2020, the 2020 plan has expired. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

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

Note 7.  Subsequent Events

On January 14, 2021, the Company issued 11,671 net shares of common stock upon the cashless exercise of stock options underlying 26,667 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2020	2020	2020	2020	2019	2019	2019	2019
Revenue:
Platforms	$1,220,535	$1,141,688	$1,066,630	$1,017,789	$949,825	$856,445	$803,917	$748,726
Transactions	6,229,200	6,606,737	6,819,150	7,029,617	6,580,613	6,738,668	6,670,685	6,629,231
Total revenue	7,449,735	7,748,425	7,885,780	8,047,406	7,530,438	7,595,113	7,474,602	7,377,957

Cost of revenue:
Platforms	217,003	203,952	153,241	177,919	162,508	150,470	142,368	134,672
Transactions	4,841,150	5,094,897	5,224,006	5,330,473	5,094,130	5,128,108	5,104,629	5,063,624
Total cost of revenue	5,058,153	5,298,849	5,377,247	5,508,392	5,256,638	5,278,578	5,246,997	5,198,296

Gross profit:
Platforms	1,003,532	937,736	913,389	839,870	787,317	705,975	661,549	614,054
Transactions	1,388,050	1,511,840	1,595,144	1,699,144	1,486,483	1,610,560	1,566,056	1,565,607
Total gross profit	2,391,582	2,449,576	2,508,533	2,539,014	2,273,800	2,316,535	2,227,605	2,179,661

Operating expenses:
Sales and marketing	487,571	498,374	692,096	626,956	638,837	550,349	659,108	542,641
Technology and product dev.	624,747	622,961	537,830	536,238	548,719	499,191	549,198	537,685
General and administrative	1,118,750	1,161,061	1,132,483	1,230,580	1,270,375	1,231,345	1,060,269	1,129,461
Depreciation and amortization	3,039	3,723	3,746	5,510	6,840	7,558	8,351	9,617
Stock-based comp. expense	435,949	170,791	143,054	142,237	523,632	142,672	126,903	131,072
Foreign currency transaction loss (gain)	(17,469)	(24,249)	4,214	8,648	(5,456)	12,123	7,193	2,302
Total operating expenses	2,652,587	2,432,661	2,513,423	2,550,169	2,982,947	2,443,238	2,411,022	2,352,778
Other income (expenses and income taxes)	399	(2,270)	4,331	23,101	25,721	19,055	27,289	22,393
Income (loss) from continuing operations	(260,606)	14,645	(559)	11,946	(683,426)	(107,648)	(156,128)	(150,724)
Gain on sale of discontinued operations	-	-	-	-	91,254	26,191	84,275	33,044
Net income (loss)	(260,606)	14,645	(559)	11,946	(592,172)	(81,457)	(71,853)	(117,680)

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$(0.01)	$-	$-	$-	$(0.03)	$-	$-	$-
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$(0.01)	$-	$-	$-	$(0.03)	$-	$-	$-
Basic weighted average common shares outstanding	25,988,117	25,898,900	25,815,163	24,960,394	24,185,966	24,095,266	23,987,137	23,845,798

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$(0.01)	$-	$-	$-	$(0.03)	$-	$-	$-
Income per share from discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) per share	$(0.01)	$-	$-	$-	$(0.03)	$-	$-	$-
Diluted weighted average common shares outstanding	25,988,117	26,511,180	25,815,163	25,717,403	24,185,966	24,095,266	23,987,137	23,845,798

Comparison of the Three and Six Months Ended December 31, 2020 and 2019

Results of Operations

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Revenue:
Platforms	$1,220,535	$949,825	$270,710	28.5%
Transactions	6,229,200	6,580,613	(351,413)	(5.3)%
Total revenue	7,449,735	7,530,438	(80,703)	(1.1)%

Cost of revenue:
Platforms	217,003	162,508	54,495	33.5%
Transactions	4,841,150	5,094,130	(252,980)	(5.0)%
Total cost of revenue	5,058,153	5,256,638	(198,485)	(3.8)%

Gross profit:
Platforms	1,003,532	787,317	216,215	27.5%
Transactions	1,388,050	1,486,483	(98,433)	(6.6)%
Total gross profit	2,391,582	2,273,800	117,782	5.2%

Operating expenses:
Sales and marketing	487,571	638,837	(151,266)	(23.7)%
Technology and product development	624,747	548,719	76,028	13.9%
General and administrative	1,118,750	1,270,375	(151,625)	(11.9)%
Depreciation and amortization	3,039	6,840	(3,801)	(55.6)%
Stock-based compensation expense	435,949	523,632	(87,683)	(16.7)%
Foreign currency transaction loss (gain)	(17,469)	(5,456)	(12,013)	220.2%
Total operating expenses	2,652,587	2,982,947	(330,360)	(11.1)%
Loss from operations	(261,005)	(709,147)	448,142	63.2%

Other income	399	26,527	(26,128)	(98.5)%

Loss from operations before provision for income taxes	(260,606)	(682,620)	442,014	61.8%
Provision for income taxes	-	(806)	806	100.0%

Loss from continuing operations	(260,606)	(683,426)	422,820	61.9%

Gain from sale of discontinued operations	-	91,254	(91,254)	(100.0)%

Net loss	$(260,606)	$(592,172)	$331,566	56.0%

	Six Months Ended December 31,
	2020	2019	$ Change	% Change
Revenue:
Platforms	$2,362,223	$1,806,270	$555,953	30.8%
Transactions	12,835,937	13,319,281	(483,344)	(3.6)%
Total revenue	15,198,160	15,125,551	72,609	0.5%

Cost of revenue:
Platforms	420,955	312,978	107,977	34.5%
Transactions	9,936,047	10,222,238	(286,191)	(2.8)%
Total cost of revenue	10,357,002	10,535,216	(178,214)	(1.7)%

Gross profit:
Platforms	1,941,268	1,493,292	447,976	30.0%
Transactions	2,899,890	3,097,043	(197,153)	(6.4)%
Total gross profit	4,841,158	4,590,335	250,823	5.5%

Operating expenses:
Sales and marketing	985,945	1,189,186	(203,241)	(17.1)%
Technology and product development	1,247,708	1,047,910	199,798	19.1%
General and administrative	2,279,812	2,501,720	(221,908)	(8.9)%
Depreciation and amortization	6,762	14,398	(7,636)	(53.0)%
Stock-based compensation expense	606,739	666,304	(59,565)	(8.9)%
Foreign currency transaction loss (gain)	(41,718)	6,667	(48,385)	(725.7)%
Total operating expenses	5,085,248	5,426,185	(340,937)	(6.3)%
Loss from operations	(244,090)	(835,850)	591,760	70.8%

Other income	634	52,076	(51,442)	(98.8)%

Loss from operations before provision for income taxes	(243,456)	(783,774)	540,318	68.9%
Provision for income taxes	(2,505)	(7,300)	4,795	65.7%

Loss from continuing operations	(245,961)	(791,074)	545,113	68.9%

Gain from sale of discontinued operations	-	117,445	(117,455)	(100.0)%

Net loss	$(245,961)	$(673,629)	$427,668	63.5%

Revenue

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Revenue:
Platforms	$1,220,535	$949,825	$270,710	28.5%
Transactions	6,229,200	6,580,613	(351,413)	(5.3)%
Total revenue	$7,449,735	$7,530,438	$(80,703)	(1.1)%

Total revenue decreased $80,703, or 1.1%, for the three months ended December 31, 2020 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$270,710	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↓	$351,413	Decreased primarily due to lower order volume.

	Six Months Ended December 31,
	2020	2019	$ Change	% Change
Revenue:
Platforms	$2,362,223	$1,806,270	$555,953	30.8%
Transactions	12,835,937	13,319,281	(483,344)	(3.6)%
Total revenue	$15,198,160	$15,125,551	$72,609	0.5%

Total revenue increased $72,609, or 0.5%, for the six months ended December 31, 2020 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$555,953	Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.
Transactions	↓	$483,344	Decreased primarily due to lower order volume.

Cost of Revenue

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Cost of Revenue:
Platforms	$217,003	$162,508	$54,495	33.5%
Transactions	4,841,150	5,094,130	(252,980)	(5.0)%
Total cost of revenue	$5,058,153	$5,256,638	$(198,485)	(3.8)%

	Three Months Ended December 31,
	2020	2019	% Change *
As a percentage of revenue:
Platforms	17.8%	17.1%	0.7%
Transactions	77.7%	77.4%	0.3%
Total	67.9%	69.8%	(1.9)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 1.9%, from 69.8% for the previous year to 67.9%, for the three months ended December 31, 2020.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↑	0.7%	Increased primarily due to proportionally higher personnel costs.
Transactions	↑	0.3%	Increased primarily due to proportionally higher copyright and personnel costs.

	Six Months Ended December 31,
	2020	2019	$ Change	% Change
Cost of Revenue:
Platforms	$420,955	$312,978	$107,977	34.5%
Transactions	9,936,047	10,222,238	(286,191)	(2.8)%
Total cost of revenue	$10,357,002	$10,535,216	$(178,214)	(1.7)%

	Six Months Ended December 31,
	2020	2019	% Change *
As a percentage of revenue:
Platforms	17.8%	17.3%	0.5%
Transactions	77.4%	76.7%	0.7%
Total	68.1%	69.7%	(1.6)%

* The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 1.6%, from 69.7% for the previous year to 68.1%, for the six months ended December 31, 2020.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↑	0.5%	Increased primarily due to proportionally higher personnel costs.
Transactions	↑	0.7%	Increased primarily due to proportionally higher copyright and personnel costs.

Gross Profit

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Gross Profit:
Platforms	$1,003,532	$787,317	$216,215	27.5%
Transactions	1,388,050	1,486,483	(98,433)	(6.6)%
Total gross profit	$2,391,582	$2,273,800	$117,782	5.2%

	Three Months Ended December 31,
	2020	2019	% Change *
As a percentage of revenue:
Platforms	82.2%	82.9%	(0.7)%
Transactions	22.3%	22.6%	(0.3)%
Total	32.1%	30.2%	1.9%

* The difference between current and prior period gross profit as a percentage of revenue

	Six Months Ended December 31,
	2020	2019	$ Change	% Change
Gross Profit:
Platforms	$1,941,268	$1,493,292	$447,976	30.0%
Transactions	2,899,890	3,097,043	(197,153)	(6.4)%
Total gross profit	$4,841,158	$4,590,335	$250,823	5.5%

	Six Months Ended December 31,
	2020	2019	% Change *
As a percentage of revenue:
Platforms	82.2%	82.7%	(0.5)%
Transactions	22.6%	23.3%	(0.7)%
Total	31.9%	30.3%	1.6%

* The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Operating Expenses:
Sales and marketing	$487,571	$638,837	$(151,266)	(23.7)%
Technology and product development	624,747	548,719	76,028	13.9%
General and administrative	1,118,750	1,270,375	(151,625)	(11.9)%
Depreciation and amortization	3,039	6,840	(3,801)	(55.6)%
Stock-based compensation expense	435,949	523,632	(87,683)	(16.7)%
Foreign currency transaction loss (gain)	(17,469)	(5,456)	(12,013)	220.2%
Total operating expenses	$2,652,587	$2,982,947	$(330,360)	(11.1)%

Category	Impact		Key Drivers
Sales and marketing	↓	$151,266	Decreased primarily due to lower advertising media spend and consulting expenses partially offset by greater personnel costs.
Technology and product development	↑	$76,028	Increased due to greater personnel costs.
General and administrative	↓	$151,625	Decreased primarily due to lower consulting, rent and travel expenses.

	Six Months Ended December 31,
	2020	2019	$ Change	% Change
Operating Expenses:
Sales and marketing	$985,945	$1,189,186	$(203,241)	(17.1)%
Technology and product development	1,247,708	1,047,910	199,798	19.1%
General and administrative	2,279,812	2,501,720	(221,908)	(8.9)%
Depreciation and amortization	6,762	14,398	(7,636)	(53.0)%
Stock-based compensation expense	606,739	666,304	(59,565)	(8.9)%
Foreign currency transaction loss (gain)	(41,718)	6,667	(48,385)	(725.7)%
Total operating expenses	$5,085,248	$5,426,185	$(340,937)	(6.3)%

Category	Impact		Key Drivers
Sales and marketing	↓	$203,241	Decreased primarily due to lower advertising media spend and consulting expenses partially offset by greater personnel costs.
Technology and product development	↑	$199,798	Increased due to greater personnel costs.
General and administrative	↓	$221,908	Decreased primarily due to lower consulting, rent and travel expenses.

Net Income (Loss)

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Net Income (Loss):
Loss from continuing operations	$(260,606)	$(683,426)	$422,820	61.9%
Income from discontinued operations	-	91,254	(91,254)	(100.0)%
Total net loss	$(260,606)	$(592,172)	$331,566	56.0%

Loss from continuing operations decreased $422,820 or 61.9%, for the three months ended December 31, 2020 compared to the prior year, primarily due to increased gross profit and decreased operating expenses as described above.

	Six Months Ended December 31,
	2020	2019	$ Change	% Change
Net Income (Loss):
Loss from continuing operations	$(245,961)	$(791,074)	$545,113	68.9%
Income from discontinued operations	-	117,445	(117,445)	(100.0)%
Total net loss	$(245,961)	$(673,629)	$427,668	63.5%

Loss from continuing operations decreased $545,113 or 68.9%, for the six months ended December 31, 2020 compared to the prior year, primarily due to increased gross profit and decreased operating expenses as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
Consolidated Statements of Cash Flow Data:	2020	2019
Net cash provided by operating activities	$884,478	$1,617,651
Net cash used in investing activities	(6,134)	-
Net cash used in financing activities	(31,923)	(199,374)

Effect of exchange rate changes	5,527	(2,239)
Net increase in cash and cash equivalents	851,948	1,416,038
Cash and cash equivalents, beginning of period	9,311,556	5,353,090
Cash and cash equivalents, end of period	$10,163,504	$6,769,128

Liquidity

As of December 31, 2020, we had cash and cash equivalents of $10,163,504, compared to $9,311,556 as of June 30, 2020, an increase of $851,948. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $884,478 for the six months ended December 31, 2020 and resulted primarily from an increase in deferred revenue of $861,000 and a decrease in accounts receivable of $221,657, partially offset by a decrease in accounts payable and accrued expenses of $550,693.

Net cash provided by operating activities was $1,617,651 for the six months ended December 31, 2019 and resulted primarily from an increase in accounts payable and accrued expenses of $993,845 and an increase in deferred revenue of $563,209, partially offset by an increase in prepaid royalties of $301,110.

Investing Activities

Net cash used in investing activities was $6,134 for the six months ended December 31, 2020 and resulted from the purchase of property and equipment.

No cash was used in or provided by investing activities for the six months ended December 31, 2019.

Financing Activities

Net cash used in financing activities was $31,923 for the six months ended December 31, 2020 and resulted from the repurchase of common stock of $127,274, partially offset by the proceeds from the exercise of warrants of $81,251.

Net cash used in financing activities was $199,374 for the six months ended December 31, 2019 and resulted from the repurchase of common stock.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2020. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of December 31, 2020. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2020 and June 30, 2020, respectively.  As of December 31, 2020, there was approximately $1,722,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019	$ Change
Net loss	$(260,606)	$(592,172)	$331,566
Add (deduct):
Other (income) expense	(399)	(26,527)	26,128
Foreign currency transaction loss (gain)	(17,469)	(5,456)	(12,013)
Provision for income taxes	-	806	(806)
Depreciation and amortization	3,039	6,840	(3,801)
Stock-based compensation	435,949	523,632	(87,683)
Gain on sale of discontinued operations	-	(91,254)	91,254
Adjusted EBITDA	$160,514	$(184,131)	$344,645

	Six Months Ended December 31,
	2020	2019	$ Change
Net loss	$(245,961)	$(673,629)	$427,668
Add (deduct):
Other (income) expense	(634)	(52,076)	51,442
Foreign currency transaction loss (gain)	(41,718)	6,667	(48,385)
Provision for income taxes	2,505	7,300	(4,795)
Depreciation and amortization	6,762	14,398	(7,636)
Stock-based compensation	606,739	666,304	(59,565)
Gain on sale of discontinued operations	-	(117,445)	117,445
Adjusted EBITDA	$327,693	$(148,481)	$476,174

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements for the fiscal quarter ended December 31, 2020, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

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

During the three months ended December 31, 2020, we repurchased 31,167 shares of our common stock from employees at an average market price of approximately $2.21 per share for an aggregate amount of $68,879.

As of December 31, 2020, the 2020 plan has expired. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

The following table summarizes repurchases of our common stock on a monthly basis:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2020	-	-	-	$219,379
November 2020	-	-	-	$219,379
December 2020	31,167	$2.21	-	$150,499
Total	31,167	$2.21	-	-

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith
++	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Peter Victor Derycz
Peter Victor Derycz
Date: February 11, 2021		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban
Alan Louis Urban
Date: February 11, 2021		Chief Financial Officer (Principal Financial and Accounting Officer)