Form 10-Q
period 2021-03-31
Research Solutions, Inc.
filed 2021-05-13
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

◻          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-39256

RESEARCH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	11-3797644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address not applicable[1]	N/A
(Address of principal executive offices)	(Zip Code)

(310) 477-0354

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which registered
Common stock, $0.001 par value	RSSS	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑      No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 7, 2021
Common Stock, $0.001 par value	26,352,008

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,
	2021	June 30,
	(unaudited)	2020
Assets
Current assets:
Cash and cash equivalents	$11,233,562	$9,311,556
Accounts receivable, net of allowance of $56,042 and $88,485, respectively	5,013,089	4,449,260
Prepaid expenses and other current assets	317,220	241,747
Prepaid royalties	743,513	720,367
Total current assets	17,307,384	14,722,930

Other assets:
Property and equipment, net of accumulated depreciation of $819,607 and $804,999, respectively	15,165	11,276
Deposits and other assets	878	6,155
Right of use asset, net of accumulated amortization of $463,022 and $390,691, respectively	—	72,331
Total assets	$17,323,427	$14,812,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,558,319	$6,349,845
Deferred revenue	4,601,473	3,524,507
Lease liability, current portion	—	79,326
Total current liabilities	12,159,792	9,953,678

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 26,352,008 and 26,032,263 shares issued and outstanding, respectively	26,352	26,032
Additional paid-in capital	26,631,985	26,134,819
Accumulated deficit	(21,373,012)	(21,176,799)
Accumulated other comprehensive loss	(121,690)	(125,038)
Total stockholders’ equity	5,163,635	4,859,014
Total liabilities and stockholders’ equity	$17,323,427	$14,812,692

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenue:
Platforms	$1,344,183	$1,017,789	$3,706,406	$2,824,059
Transactions	6,996,349	7,029,617	19,832,286	20,348,898
Total revenue	8,340,532	8,047,406	23,538,692	23,172,957

Cost of revenue:
Platforms	233,696	177,919	654,651	490,897
Transactions	5,404,196	5,330,473	15,340,243	15,552,711
Total cost of revenue	5,637,892	5,508,392	15,994,894	16,043,608
Gross profit	2,702,640	2,539,014	7,543,798	7,129,349

Operating expenses:
Selling, general and administrative	2,650,504	2,544,659	7,728,990	7,956,446
Depreciation and amortization	2,066	5,510	8,828	19,908
Total operating expenses	2,652,570	2,550,169	7,737,818	7,976,354

Income (loss) from operations	50,070	(11,155)	(194,020)	(847,005)

Other income	250	23,662	884	75,738

Income (loss) from operations before provision for income taxes	50,320	12,507	(193,136)	(771,267)
Provision for income taxes	(572)	(561)	(3,077)	(7,861)

Income (loss) from continuing operations	49,748	11,946	(196,213)	(779,128)

Gain from sale of discontinued operations	—	—	—	117,445

Net income (loss)	49,748	11,946	(196,213)	(661,683)

Other comprehensive income (loss):
Foreign currency translation	(3,333)	(14,677)	3,348	(16,702)
Comprehensive income (loss)	$46,415	$(2,731)	$(192,865)	$(678,385)

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$0.00	$—	$(0.01)	$(0.03)
Income per share from discontinued operations	$—	$—	$—	$—
Net income (loss) per share	$0.00	$—	$(0.01)	$(0.03)
Basic weighted average common shares outstanding	26,027,665	24,960,394	25,966,072	24,411,888

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$0.00	$—	$(0.01)	$(0.03)
Income per share from discontinued operations	$—	$—	$—	$—
Net income (loss) per share	$0.00	$—	$(0.01)	$(0.03)
Diluted weighted average common shares outstanding	26,565,892	25,717,403	25,966,072	24,411,888

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2021

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2020	26,266,008	$26,266	$26,709,401	$(21,422,760)	$(118,357)	$5,194,550

Fair value of vested stock options	—	—	85,151	—	—	85,151

Fair value of vested restricted common stock	20,079	20	94,174	—	—	94,194

Repurchase of common stock	(10,750)	(11)	(23,101)	—	—	(23,112)

Repurchase of stock options and warrants	—	—	(308,313)	—	—	(308,313)

Common stock issued upon exercise of stock options	76,671	77	74,673	—	—	74,750

Net income for the period	—	—	—	49,748	—	49,748

Foreign currency translation	—	—	—	—	(3,333)	(3,333)

Balance, March 31, 2021	26,352,008	$26,352	$26,631,985	$(21,373,012)	$(121,690)	$5,163,635

Balance, July 1, 2020	26,032,263	$26,032	$26,134,819	$(21,176,799)	$(125,038)	$4,859,014

Fair value of vested stock options	—	—	504,936	—	—	504,936

Fair value of vested restricted common stock	163,553	163	280,985	—	—	281,148

Repurchase of common stock	(67,417)	(67)	(150,319)	—	—	(150,386)

Repurchase of stock options and warrants	—	—	(308,313)	—	—	(308,313)

Common stock issued upon exercise of stock options	158,609	159	88,691	—	—	88,850

Common stock issued upon exercise of warrants	65,000	65	81,186	—	—	81,251

Net loss for the period	—	—	—	(196,213)	—	(196,213)

Foreign currency translation	—	—	—	—	3,348	3,348

Balance, March 31, 2021	26,352,008	$26,352	$26,631,985	$(21,373,012)	$(121,690)	$5,163,635

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2020

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2019	24,475,556	$24,476	$24,098,311	$(21,188,186)	$(111,610)	$2,822,991

Fair value of vested stock options	—	—	56,712	—	—	56,712

Fair value of vested restricted common stock	12,500	13	85,513	—	—	85,526

Repurchase of common stock	(25,150)	(25)	(69,138)	—	—	(69,163)

Common stock issued upon exercise of stock options	71,666	71	(71)	—	—	—

Common stock issued upon exercise of warrants	1,500,000	1,500	1,873,500	—	—	1,875,000

Net loss for the period	—	—	—	11,946	—	11,946

Foreign currency translation	—	—	—	—	(14,677)	(14,677)

Balance, March 31, 2020	26,034,572	$26,035	$26,044,827	$(21,176,240)	$(126,287)	$4,768,335

Balance, July 1, 2019	24,375,948	$24,376	$23,631,481	$(20,514,557)	$(109,585)	$3,031,715

Fair value of vested stock options	—	—	552,902	—	—	552,902

Fair value of vested restricted common stock	96,478	97	255,543	—	—	255,640

Repurchase of common stock	(96,400)	(95)	(268,442)	—	—	(268,537)

Common stock issued upon exercise of stock options	158,546	157	(157)	—	—	—

Common stock issued upon exercise of warrants	1,500,000	1,500	1,873,500	—	—	1,875,000

Net loss for the period	—	—	—	(661,683)	—	(661,683)

Foreign currency translation	—	—	—	—	(16,702)	(16,702)

Balance, March 31, 2020	26,034,572	$26,035	$26,044,827	$(21,176,240)	$(126,287)	$4,768,335

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020

Cash flow from operating activities:
Net loss	$(196,213)	$(661,683)
Adjustment to reconcile net loss to net cash provided by operating activities:
Gain from sale of discontinued operations	—	(117,445)
Depreciation and amortization	8,828	19,908
Amortization of lease right	72,331	89,462
Fair value of vested stock options	504,936	552,902
Fair value of vested restricted common stock	281,148	255,640
Changes in operating assets and liabilities:
Accounts receivable	(563,829)	(618,324)
Prepaid expenses and other current assets	(75,473)	133,871
Prepaid royalties	(23,146)	(566,379)
Deposits and other assets	5,360	8,094
Accounts payable and accrued expenses	1,208,474	1,311,842
Deferred revenue	1,076,966	991,981
Lease liability	(79,326)	(95,738)
Net cash provided by operating activities	2,220,056	1,304,131

Cash flow from investing activities:
Purchase of property and equipment	(11,853)	—
Net cash used in investing activities	(11,853)	—

Cash flow from financing activities:
Proceeds from the exercise of stock options	88,850	—
Proceeds from the exercise of warrants	81,251	1,875,000
Common stock repurchase and retirement	(150,386)	(268,537)
Repurchase of stock options and warrants	(308,313)	—
Net cash provided by (used in) financing activities	(288,598)	1,606,463

Effect of exchange rate changes	2,401	(14,424)
Net increase in cash and cash equivalents	1,922,006	2,896,170
Cash and cash equivalents, beginning of period	9,311,556	5,353,090
Cash and cash equivalents, end of period	$11,233,562	$8,249,260

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,077	$7,861

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2021 and 2020 (Unaudited)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

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

Cash denominated in Euros with a US Dollar equivalent of $114,525 and $134,175 at March 31, 2021 and June 30, 2020, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and nine months ended March 31, 2021 and 2020.

The Company has no customers that accounted for greater than 10% of accounts receivable at March 31, 2021 and June 30, 2020.

The following table summarizes vendor concentrations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Vendor A	22%	19%	19%	21%
Vendor B	13%	13%	13%	13%
Vendor C	*	*	*	*

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

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

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

Under ASC 718, Repurchase or Cancellation of equity awards, the amount of cash or other assets transferred (or liabilities incurred) to repurchase an equity award shall be charged to equity, to the extent that the amount paid does not exceed the fair value of the equity instruments repurchased at the repurchase date. Any excess of the repurchase price over the fair value of the instruments repurchased shall be recognized as additional compensation cost.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $6,648 and $8,648 for the three months ended March 31, 2021 and 2020, respectively and a gain of $35,070 and a loss of $15,315 for the nine months ended March 31, 2021 and 2020, respectively. Cash denominated in Euros with a US Dollar equivalent of $114,525 and $134,175 at March 31, 2021 and June 30, 2020, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Nine Months Ended		Year Ended
	March 31,		June 30,
	2021	2020	2020	2019
Period end Euro : US Dollar exchange rate	1.17	1.10	1.12	1.14
Average period Euro : US Dollar exchange rate	1.18	1.11	1.14	1.14

Period end Mexican Peso : US Dollar exchange rate	0.05	0.04	0.04	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At March 31, 2021 potentially dilutive securities include options to acquire 3,261,203 shares of common stock, warrants to acquire 220,000 shares of common stock and unvested restricted common stock of 241,197. At March 31, 2020 potentially dilutive securities include options to acquire 3,324,580 shares of common stock, warrants to acquire 385,000 shares of common stock and unvested restricted common stock of 219,926. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the nine months ended March 31, 2021 and 2020 because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the three months ended March 31, 2021 and 2020, the calculation of diluted earnings per share includes unvested restricted common stock, stock options and warrants, calculated under the treasury stock method.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2021. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of March 31, 2021. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2021 and June 30, 2020, respectively. As of March 31, 2021, there was approximately $1,888,000 of available credit.

Note 4.   Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the nine months ended March 31, 2021, the Company made payments of $79,326 towards the lease liability. As of March 31, 2021 and June 30, 2020, lease liability amounted to $0 and $79,326, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the nine months ended March 31, 2021 and 2020 was $35,065 and $97,275, respectively. The right of use asset at June 30, 2020 was $72,331. During the nine months ended March 31, 2021, the Company reflected amortization of right of use asset of $72,331 related to this lease, resulting in a net asset balance of $0 as of March 31, 2021.

On October 8, 2019, the Company entered into an agreement to sublease its office facilities from November 1, 2019 through January 31, 2021, the end of the lease term, for $8,094 per month with one month of abated rent. The Company recorded rent income of $56,658 during the nine months ended March 31, 2021. This amount is reflected as an offset to rent expense that is included in general and administrative expenses in the accompanying statements of operations.

Note 5.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of March 31, 2021, there were 1,129,483 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2020	3,327,580	$1.56	3,081,745	$1.50	245,835	$2.34
Granted	478,143	2.27	250,000	2.13	228,143	2.43
Options vesting	—	—	136,749	2.27	(136,749)	2.27
Exercised	(274,520)	1.34	(274,520)	1.34	—	—
Forfeited/Repurchased	(270,000)	1.38	(246,250)	1.32	(23,750)	1.99
Outstanding at March 31, 2021	3,261,203	$1.70	2,947,724	$1.62	313,479	$2.47

The weighted average remaining contractual life of all options outstanding as of March 31, 2021 was 5.64 years. The remaining contractual life for options vested and exercisable at March 31, 2021 was 5.27 years. Furthermore, the aggregate intrinsic value of options outstanding as of March 31, 2021 was $2,328,000, and the aggregate intrinsic value of options vested and exercisable at March 31, 2021 was $2,318,659, in each case based on the fair value of the Company’s common stock on March 31, 2021.

During the nine months ended March 31, 2021, the Company granted 478,143 options to employees with a fair value of $571,170 which amount will be amortized over the vesting period. The total fair value of options that vested during the nine months ended March 31, 2021 was $504,936 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of March 31, 2021, the amount of unvested compensation related to stock options was $351,799 which will be recorded as an expense in future periods as the options vest.  During the nine months ended March 31, 2021, the Company issued 158,609 net shares of common stock upon the exercise of options underlying 274,520 shares of common stock, resulting in net cash proceeds of $88,850.

On March 31, 2021 the Company repurchased options underlying 243,750 shares of stock from a former director for $213,312.50. The entire amount was charged to equity.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the nine months ended March 31, 2021 and 2020.

	Nine Months Ended
	March 31,
	2021	2020
Expected dividend yield	0%	0%
Risk-free interest rate	0.37% - 0.73%	1.37% - 1.69%
Expected life (in years)	5 - 6	5 - 6
Expected volatility	57 - 63%	62 - 64%

Additional information regarding stock options outstanding and exercisable as of March 31, 2021 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.59	8,150	1.25	8,150
0.60	5,000	1.25	5,000
0.65	6,150	1.25	6,150
0.70	225,000	4.68	225,000
0.77	49,500	2.33	49,500
0.80	16,000	4.39	16,000
0.90	25,667	3.06	25,667
0.97	6,000	1.25	6,000
1.00	28,249	2.68	28,249
1.02	2,000	1.25	2,000
1.05	315,529	5.26	315,529
1.07	33,898	1.54	33,898
1.09	75,000	4.37	75,000
1.10	105,000	4.25	105,000
1.15	128,400	1.85	128,400
1.20	274,000	6.30	274,000
1.25	32,000	1.87	32,000
1.30	243,000	0.93	243,000
1.50	185,000	1.73	185,000
1.59	25,000	7.12	25,000
1.80	94,050	2.38	94,050
1.85	17,800	2.05	17,800
1.95	200,000	7.26	183,332
2.13	216,708	9.64	200,000
2.40	388,667	7.63	364,166
2.45	173,000	9.35	—
2.49	88,435	9.09	29,167
2.50	20,000	8.13	13,333
2.99	8,000	9.12	—
3.13	258,000	8.62	254,000
3.50	8,000	8.87	3,333
Total	3,261,203		2,947,724

Warrants

The following table summarizes warrant activity:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, June 30, 2020	385,000	$1.24
Granted	—	—
Exercised	(65,000)	1.25
Repurchased	(100,000)	1.25
Expired/Cancelled	—	—
Outstanding, March 31, 2021	220,000	$1.24
Exercisable, June 30, 2020	385,000	$1.24
Exercisable, March 31, 2021	220,000	$1.24

The intrinsic value for all warrants outstanding as of March 31, 2021 was $238,400, based on the fair value of the Company’s common stock on March 31, 2021.

During the nine months ended March 31, 2021, certain holders of warrants to purchase shares of the Company's common stock at a per share exercise price of $1.25 exercised those warrants to purchase 65,000 shares of common stock, generating gross proceeds to the Company of $81,251.

On March 31, 2021 the Company repurchased warrants underlying 100,000 shares of stock from a former director for $95,000. The entire amount was charged to equity.

Additional information regarding warrants outstanding and exercisable as of March 31, 2021 is as follows:

		Remaining
Warrant	Warrants	Contractual	Warrants
Exercise Price	Outstanding	Life (in years)	Exercisable
$1.19	50,000	0.73	50,000
1.25	170,000	0.23	170,000
Total	220,000		220,000

Restricted Common Stock

Prior to July 1, 2020, the Company issued 2,277,366 shares of restricted common stock to employees valued at $2,709,318, of which 1,871,187 shares have vested, 214,324 shares with fair value of $188,203 have been forfeited, and $1,785,857 has been recognized as an expense. The balance of the non-vested shares of restricted common stock was 191,855 at June 30, 2020.

During the nine months ended March 31, 2021, the Company issued an additional 163,553 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $393,996 based on the market price of our common stock price of $2.41 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vesting during the nine months ended March 31, 2021 was $281,148 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of March 31, 2021, the amount of unvested compensation related to issuances of restricted common stock was $507,145, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2020	191,855	$394,297	$2.51
Granted	163,553	393,996	2.41
Vested	(114,211)	(281,148)	2.34
Forfeited	—	—	—
Non-vested, March 31, 2021	241,197	$507,145	$2.52

Common Stock Repurchase and Retirement

Effective as of February 9, 2021, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2021 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

During the nine months ended March 31, 2021, the Company repurchased 67,417 shares of our common stock from employees at an average market price of approximately $2.23 per share for an aggregate amount of $150,386.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

We apply the following five steps in order to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2021	2020	2020	2020	2020	2019	2019	2019
Revenue:
Platforms	$1,344,183	$1,220,535	$1,141,688	$1,066,630	$1,017,789	$949,825	$856,445	$803,917
Transactions	6,996,349	6,229,200	6,606,737	6,819,150	7,029,617	6,580,613	6,738,668	6,670,685
Total revenue	8,340,532	7,449,735	7,748,425	7,885,780	8,047,406	7,530,438	7,595,113	7,474,602

Cost of revenue:
Platforms	233,696	217,003	203,952	153,241	177,919	162,508	150,470	142,368
Transactions	5,404,196	4,841,150	5,094,897	5,224,006	5,330,473	5,094,130	5,128,108	5,104,629
Total cost of revenue	5,637,892	5,058,153	5,298,849	5,377,247	5,508,392	5,256,638	5,278,578	5,246,997

Gross profit:
Platforms	1,110,487	1,003,532	937,736	913,389	839,870	787,317	705,975	661,549
Transactions	1,592,153	1,388,050	1,511,840	1,595,144	1,699,144	1,486,483	1,610,560	1,566,056
Total gross profit	2,702,640	2,391,582	2,449,576	2,508,533	2,539,014	2,273,800	2,316,535	2,227,605

Operating expenses:
Sales and marketing	566,713	487,571	498,374	692,096	626,956	638,837	550,349	659,108
Technology and product dev.	664,195	624,747	622,961	537,830	536,238	548,719	499,191	549,198
General and administrative	1,233,603	1,118,750	1,161,061	1,132,483	1,230,580	1,270,375	1,231,345	1,060,269
Depreciation and amortization	2,066	3,039	3,723	3,746	5,510	6,840	7,558	8,351
Stock-based comp. expense	179,345	435,949	170,791	143,054	142,237	523,632	142,672	126,903
Foreign currency transaction loss (gain)	6,648	(17,469)	(24,249)	4,214	8,648	(5,456)	12,123	7,193
Total operating expenses	2,652,570	2,652,587	2,432,661	2,513,423	2,550,169	2,982,947	2,443,238	2,411,022
Other income (expenses and income taxes)	(322)	399	(2,270)	4,331	23,101	25,721	19,055	27,289
Income (loss) from continuing operations	49,748	(260,606)	14,645	(559)	11,946	(683,426)	(107,648)	(156,128)
Gain on sale of discontinued operations	—	—	—	—	—	91,254	26,191	84,275
Net income (loss)	49,748	(260,606)	14,645	(559)	11,946	(592,172)	(81,457)	(71,853)

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$—	$(0.01)	$—	$—	$—	$(0.03)	$—	$—
Income per share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) per share	$—	$(0.01)	$—	$—	$—	$(0.03)	$—	$—
Basic weighted average common shares outstanding	26,027,665	25,988,117	25,898,900	25,815,163	24,960,394	24,185,966	24,095,266	23,987,137

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$—	$(0.01)	$—	$—	$—	$(0.03)	$—	$—
Income per share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) per share	$—	$(0.01)	$—	$—	$—	$(0.03)	$—	$—
Diluted weighted average common shares outstanding	26,565,892	25,988,117	26,511,180	25,815,163	25,717,403	24,185,966	24,095,266	23,987,137

Comparison of the Three and Nine Months Ended March 31, 2021 and 2020

Results of Operations

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

Revenue:
Platforms	$1,344,183	$1,017,789	$326,394	32.1%
Transactions	6,996,349	7,029,617	(33,268)	(0.5)%
Total revenue	8,340,532	8,047,406	293,126	3.6%

Cost of revenue:
Platforms	233,696	177,919	55,777	31.3%
Transactions	5,404,196	5,330,473	73,723	1.4%
Total cost of revenue	5,637,892	5,508,392	129,500	2.4%

Gross profit:
Platforms	1,110,487	839,870	270,617	32.2%
Transactions	1,592,153	1,699,144	(106,991)	(6.3)%
Total gross profit	2,702,640	2,539,014	163,626	6.4%

Operating expenses:
Sales and marketing	566,713	626,956	(60,243)	(9.6)%
Technology and product development	664,195	536,238	127,957	23.9%
General and administrative	1,233,603	1,230,580	3,023	0.2%
Depreciation and amortization	2,066	5,510	(3,444)	(62.5)%
Stock-based compensation expense	179,345	142,237	37,108	26.1%
Foreign currency transaction loss (gain)	6,648	8,648	(2,000)	(23.1)%
Total operating expenses	2,652,570	2,550,169	102,401	4.0%

Income (loss) from operations	50,070	(11,155)	61,225	548.9%

Other income	250	23,662	(23,412)	(98.9)%

Income from operations before provision for income taxes	50,320	12,507	37,813	302.3%
Provision for income taxes	(572)	(561)	(11)	(2.0)%

Income from continuing operations	49,748	11,946	37,802	316.4%

Gain from sale of discontinued operations	—	—	—	—%

Net income	$49,748	$11,946	$37,802	316.4%

	Nine Months Ended March 31,
	2021	2020	$ Change	% Change

Revenue:
Platforms	$3,706,406	$2,824,059	$882,347	31.2%
Transactions	19,832,286	20,348,898	(516,612)	(2.5)%
Total revenue	23,538,692	23,172,957	365,735	1.6%

Cost of revenue:
Platforms	654,651	490,897	163,754	33.4%
Transactions	15,340,243	15,552,711	(212,468)	(1.4)%
Total cost of revenue	15,994,894	16,043,608	(48,714)	(0.3)%

Gross profit:
Platforms	3,051,755	2,333,162	718,593	30.8%
Transactions	4,492,043	4,796,187	(304,144)	(6.3)%
Total gross profit	7,543,798	7,129,349	414,449	5.8%

Operating expenses:
Sales and marketing	1,552,658	1,816,142	(263,484)	(14.5)%
Technology and product development	1,911,903	1,584,148	327,755	20.7%
General and administrative	3,513,415	3,732,300	(218,885)	(5.9)%
Depreciation and amortization	8,828	19,908	(11,080)	(55.7)%
Stock-based compensation expense	786,084	808,541	(22,457)	(2.8)%
Foreign currency transaction loss (gain)	(35,070)	15,315	(50,385)	(329.0)%
Total operating expenses	7,737,818	7,976,354	(238,536)	(3.0)%

Loss from operations	(194,020)	(847,005)	652,985	77.1%

Other income	884	75,738	(74,854)	(98.8)%

Loss from operations before provision for income taxes	(193,136)	(771,267)	578,131	75.0%
Provision for income taxes	(3,077)	(7,861)	4,784	60.9%

Loss from continuing operations	(196,213)	(779,128)	582,915	74.8%

Gain from sale of discontinued operations	—	117,445	(117,445)	(100.0)%

Net loss	$(196,213)	$(661,683)	$465,470	70.3%

Revenue

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue:
Platforms	$1,344,183	$1,017,789	$326,394	32.1%
Transactions	6,996,349	7,029,617	(33,268)	(0.5)%
Total revenue	$8,340,532	$8,047,406	$293,126	3.6%

Total revenue increased $293,126, or 3.6%, for the three months ended March 31, 2021 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$326,394

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↓	$33,268	Decreased primarily due to lower order volume.

	Nine Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue:
Platforms	$3,706,406	$2,824,059	$882,347	31.2%
Transactions	19,832,286	20,348,898	(516,612)	(2.5)%
Total revenue	$23,538,692	$23,172,957	$365,735	1.6%

Total revenue increased $365,735, or 1.6%, for the nine months ended March 31, 2021 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$882,347

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↓	$516,612	Decreased primarily due to lower order volume.

Cost of Revenue

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Cost of Revenue:
Platforms	$233,696	$177,919	$55,777	31.3%
Transactions	5,404,196	5,330,473	73,723	1.4%
Total cost of revenue	$5,637,892	$5,508,392	$129,500	2.4%

	Three Months Ended
	March 31,
	2021	2020	% Change *
As a percentage of revenue:
Platforms	17.4%	17.5%	(0.1)%
Transactions	77.2%	75.8%	1.4%
Total	67.6%	68.4%	(0.8)%

*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 0.8%, from 68.4% for the previous year to 67.6%, for the three months ended March 31, 2021.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	0.1%	Decreased primarily due to proportionally lower personnel costs.
Transactions	↑	1.4%	Increased primarily due to proportionally higher copyright and personnel costs.

	Nine Months Ended March 31,
	2021	2020	$ Change	% Change
Cost of Revenue:
Platforms	$654,651	$490,897	$163,754	33.4%
Transactions	15,340,243	15,552,711	(212,468)	(1.4)%
Total cost of revenue	$15,994,894	$16,043,608	$(48,714)	(0.3)%

	Nine Months Ended
	March 31,
	2021	2020	% Change *
As a percentage of revenue:
Platforms	17.7%	17.4%	0.3%
Transactions	77.3%	76.4%	0.9%
Total	68.0%	69.2%	(1.2)%

*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 1.2%, from 69.2% for the previous year to 68.0%, for the nine months ended March 31, 2021.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↑	0.3%	Increased primarily due to proportionally higher personnel costs.
Transactions	↑	0.9%	Increased primarily due to proportionally higher copyright and personnel costs.

Gross Profit

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Gross Profit:
Platforms	$1,110,487	$839,870	$270,617	32.2%
Transactions	1,592,153	1,699,144	(106,991)	(6.3)%
Total gross profit	$2,702,640	$2,539,014	$163,626	6.4%

	Three Months Ended
	March 31,
	2021	2020	% Change*
As a percentage of revenue:
Platforms	82.6%	82.5%	0.1%
Transactions	22.8%	24.2%	(1.4)%
Total	32.4%	31.6%	0.8%

*	The difference between current and prior period gross profit as a percentage of revenue

	Nine Months Ended March 31,
	2021	2020	$ Change	% Change
Gross Profit:
Platforms	$3,051,755	$2,333,162	$718,593	30.8%
Transactions	4,492,043	4,796,187	(304,144)	(6.3)%
Total gross profit	$7,543,798	$7,129,349	$414,449	5.8%

	Nine Months Ended
	March 31,
	2021	2020	% Change*
As a percentage of revenue:
Platforms	82.3%	82.6%	(0.3)%
Transactions	22.7%	23.6%	(0.9)%
Total	32.0%	30.8%	1.2%

*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating Expenses:
Sales and marketing	$566,713	$626,956	$(60,243)	(9.6)%
Technology and product development	664,195	536,238	127,957	23.9%
General and administrative	1,233,603	1,230,580	3,023	0.2%
Depreciation and amortization	2,066	5,510	(3,444)	(62.5)%
Stock-based compensation expense	179,345	142,237	37,108	26.1%
Foreign currency transaction loss (gain)	6,648	8,648	(2,000)	(23.1)%
Total operating expenses	$2,652,570	$2,550,169	$102,401	4.0%

Category	Impact		Key Drivers
Sales and marketing	↓	$60,243	Decreased primarily due to lower advertising media spend and consulting expenses partially offset by greater personnel costs.
Technology and product development	↑	$127,957	Increased due to greater consulting expenses and personnel costs.

	Nine Months Ended March 31,
	2021	2020	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,552,658	$1,816,142	$(263,484)	(14.5)%
Technology and product development	1,911,903	1,584,148	327,755	20.7%
General and administrative	3,513,415	3,732,300	(218,885)	(5.9)%
Depreciation and amortization	8,828	19,908	(11,080)	(55.7)%
Stock-based compensation expense	786,084	808,541	(22,457)	(2.8)%
Foreign currency transaction loss (gain)	(35,070)	15,315	(50,385)	(329.0)%
Total operating expenses	$7,737,818	$7,976,354	$(238,536)	(3.0)%

Category	Impact		Key Drivers
Sales and marketing	↓	$263,484	Decreased primarily due to lower advertising media spend and consulting expenses partially offset by greater personnel costs.
Technology and product development	↑	$327,755	Increased due to greater consulting expenses and personnel costs.
General and administrative	↓	$218,885	Decreased primarily due to lower consulting, rent and travel expenses.

Net Income (Loss)

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net Income (Loss):
Income from continuing operations	$49,748	$11,946	$37,802	316.4%
Income from discontinued operations	—	—	—	—%
Total net income	$49,748	$11,946	$37,802	316.4%

Income from continuing operations increased $37,802 or 316.4%, for the three months ended March 31, 2021 compared to the prior year, primarily due to increased gross profit partially offset by increased operating expenses as described above.

	Nine Months Ended March 31,
	2021	2020	$ Change	% Change
Net Income (Loss):
Loss from continuing operations	$(196,213)	$(779,128)	$582,915	74.8%
Income from discontinued operations	—	117,445	(117,445)	(100.0)%
Total net loss	$(196,213)	$(661,683)	$465,470	70.3%

Loss from continuing operations decreased $582,915 or 74.8%, for the nine months ended March 31, 2021 compared to the prior year, primarily due to increased gross profit and decreased operating expenses as described above.

Liquidity and Capital Resources

	Nine Months Ended March 31,
	2021	2020
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$2,220,056	$1,304,131
Net cash used in investing activities	(11,853)	—
Net cash provided by (used in) financing activities	(288,598)	1,606,463

Effect of exchange rate changes	2,401	(14,424)
Net increase in cash and cash equivalents	1,922,006	2,896,170
Cash and cash equivalents, beginning of period	9,311,556	5,353,090
Cash and cash equivalents, end of period	$11,233,562	$8,249,260

Liquidity

As of March 31, 2021, we had cash and cash equivalents of $11,233,562, compared to $9,311,556 as of June 30, 2020, an increase of $1,922,006. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $2,220,056 for the nine months ended March 31, 2021 and resulted primarily from an increase in accounts payable and accrued expenses of $1,208,474 and an increase in deferred revenue of $1,076,966, partially offset by an increase in accounts receivable of $563,829.

Net cash provided by operating activities was $1,304,131 for the nine months ended March 31, 2020 and resulted primarily from an increase in accounts payable and accrued expenses of $1,311,842 and an increase in deferred revenue of $991,981, partially offset by an increase in accounts receivable of $618,324 and an increase in prepaid royalties of $566,379.

Investing Activities

Net cash used in investing activities was $11,853 for the nine months ended March 31, 2021 and resulted from the purchase of property and equipment.

No cash was used in or provided by investing activities for the nine months ended March 31, 2020.

Financing Activities

Net cash used in financing activities was $288,598 for the nine months ended March 31, 2021 and resulted from the repurchase of stock options and warrants of $308,313 and the repurchase of common stock of $150,386, partially offset by the proceeds from the exercise of stock options of $88,850 and the proceeds from the exercise of warrants of $81,251.

Net cash provided by financing activities was $1,606,463 for the nine months ended March 31, 2020 and resulted from the proceeds from the exercise of warrants of $1,875,000, partially offset by the repurchase of common stock of $268,537.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2021. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of March 31, 2021. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2021 and June 30, 2020, respectively. As of March 31, 2021, there was approximately $1,888,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	$ Change
Net income	$49,748	$11,946	$37,802
Add (deduct):
Other (income) expense	(250)	(23,662)	23,412
Foreign currency transaction loss (gain)	6,648	8,648	(2,000)
Provision for income taxes	572	561	11
Depreciation and amortization	2,066	5,510	(3,444)
Stock-based compensation	179,345	142,237	37,108
Gain on sale of discontinued operations	—	—	—
Adjusted EBITDA	$238,129	$145,240	$92,889

	Nine Months Ended
	March 31,
	2021	2020	$ Change
Net loss	$(196,213)	$(661,683)	$465,470
Add (deduct):
Other (income) expense	(884)	(75,738)	74,854
Foreign currency transaction loss (gain)	(35,070)	15,315	(50,385)
Provision for income taxes	3,077	7,861	(4,784)
Depreciation and amortization	8,828	19,908	(11,080)
Stock-based compensation	786,084	808,541	(22,457)
Gain on sale of discontinued operations	—	(117,445)	117,445
Adjusted EBITDA	$565,822	$(3,241)	$569,063

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and
●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements for the fiscal quarter ended March 31, 2021, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of February 9, 2021, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2021 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors.

During the three months ended March 31, 2021, we repurchased 10,750 shares of our common stock from employees at an average market price of approximately $2.15 per share for an aggregate amount of $23,112.

As of December 31, 2020, the 2020 plan has expired. The shares of common stock were surrendered by employees to cover tax withholding obligations with respect to the vesting of restricted stock. Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
January 2021	—	—	—	$400,000
February 2021	—	—	—	$400,000
March 2021	10,750	$2.15	—	$376,888
Total	10,750	$2.15	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Executive Employment Agreement dated March 29, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Peter Derycz.++
10.2	Executive Employment Agreement dated March 29, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Roy W. Olivier.++
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*      Furnished herewith

++   Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: May 13, 2021		Interim Chief Executive Officer and President, and Director (Principal Executive Officer)

	By:	/s/ Alan Louis Urban
Alan Louis Urban
Date: May 13, 2021		Chief Financial Officer (Principal Financial and Accounting Officer)