Form 10-K
period 2021-06-30
Research Solutions, Inc.
filed 2021-09-23
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻      No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻      No  ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ⌧       No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧     No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $35,083,940 based on the closing price of $2.33 per share as reported on the NASDAQ as of that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 17, 2021
Common Stock, $0.001 par value	26,615,484

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

PART I

Item 1. Business

Company Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2021: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

We provide two service offerings to our customers: a cloud-based software-as-a-service (“SaaS”) research platform (“Platforms”) typically sold via annual auto-renewing license agreements and the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via the Platform. When customers utilize the Platform to purchase Transactions it is packaged as a single solution that enables life science and other research intensive organizations to accelerate their research and development activities with faster, access and management of STM articles used throughout the intellectual property development lifecycle. The Platform typically delivers a ROI to the customer via more effectively managing Transaction costs and saving researchers time during the research process.

Platforms

Our cloud-based SaaS research Platform consists of proprietary software and Internet-based interfaces sold to customers for an annual subscription fee. Legacy functionality allows customers to initiate orders, route orders for the lowest cost acquisition, manage transactions, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. Customers can also enhance the information resources they already own or license and collaborate around bibliographic information.

Additional functionality has recently been added to our Platform in the form of interactive app-like components. An alternative to manual data filtering, identification and extraction, the apps are designed to gather, augment, and extract data across a variety of formats, including bibliographic citations, tables of contents, RSS feeds, PDF files, XML feeds, and web content. We continue to develop new apps in order to build an ecosystem of apps. Together, these apps will provide researchers with an “all in one” toolkit, delivering efficiencies in core research workflows and knowledge creation processes.

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

Our Platform allows customers to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour; in many cases under one minute. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes.

Competitive Strengths

We believe that we possess the following competitive strengths:

Services and Technology

We have developed proprietary software, a sophisticated information logistics technology backbone, and Internet-based interfaces that allow customers to initiate orders for STM content, manage these transactions, obtain reporting, automate authentication, improve seamless connectivity to in-house and third-party software systems, and maximize the information resources they already own or license, as well as organize workgroups to collaborate around bibliographic information. We are focused on rapidly developing an ecosystem of new interactive app-like components for researchers that will deliver time saving efficiencies in core research workflows and knowledge creation processes. We continually enhance the performance of our existing proprietary software and systems and develop and implement new technologies that expand the available methods of discovering, obtaining and managing content.

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

Experienced Management Team

Our management team has well over 100 years of experience satisfying customers across the information services and STM publishing and technology industries. Our management team includes our Executive Chairman Peter Derycz, our founder and an innovator in the space for many decades who has earned many accolades, including being nominated to the Pharma Voice 100 list of most inspiring people in the Pharmaceutical industry.

Customer Loyalty

The majority of our revenue comes from our loyal base of customers, indicative of our focus on customer satisfaction and quality. Since our inception we have ranked first overall and in every category for every Document Delivery Buyer Survey conducted by industry research and advisory firm Outsell, Inc.: customer satisfaction (depth and breadth of coverage, fair pricing, and ease of doing business) and loyalty (intention to renew or continue service, and willingness to recommend the service to others).  This is reflected by our gross churn rate in the low single digit range, and a net churn rate in the high single digit range, each as a percentage of revenue.

Industry Presence and Established Relationships

We have a well-established presence and a network of contacts with our customers (life science companies, academic institutions, and other research-intensive organizations), STM publishing partners, and others in the information services space. We have existing arrangements with hundreds of content publishers that allow us to distribute their content. Although we do not have exclusive relationships with these content publishers, the aggregate number of in place agreements are essential to our value proposition, market presence, and our ability to satisfy the requirements of our customers.

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

Growth Strategy

Organic Growth

We seek to grow our customer base through targeted direct and channel promotions of our Platform to potential customers. This strategy for sales and marketing is supported by inbound marketing driven by educational content, innovative technological systems, competitive pricing and best in class service. We are also positioning our sales force to be able to better serve small and medium sized businesses that we consider to be largely underserved today. We also seek to grow existing customer revenue by year over year increases, and through value-based add-ons.

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

Acquisitions and Combinations

From time to time, and as opportunities arise, we may explore strategic acquisitions and combinations, including the acquisition of customer lists, that bring revenue, profitability, growth potential, cross-selling opportunities and additional technology, products, services, operations and/or geographic capabilities to our company.

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

Company Services

We account for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASC 606"). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. We adopted the guidance of ASC 606 on July 1, 2018.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We derive our revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platform (“Platforms”) and the transactional sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

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

Customers and Suppliers

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2021 and 2020.

Approximately 41% and 44% of our content cost for the years ended June 30, 2021 and 2020, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future.

Sales and Marketing

To efficiently acquire customers, we rely on marketing in close cooperation with value-based selling to acquire new small, medium and large geographically-dispersed enterprises. The promotional mix of tactics we utilize includes: search engine optimization and digital marketing, educational content, advertising, events, direct response and integrated marketing campaigns, public relations and content publicity, thought leadership programs, channel alliances training, and analyst relations. In addition, we focus on account expansion, upselling add-ons, and customer retention, which, we believe, increases total lifetime customer value and generates referrals for new business.

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

Our competition includes:

●	App –Like Toolkit Providers – We consider the rapidly increasing number of companies that are focused on specialized toolkits for researchers as competition. These include: Accelrys, Benchling, ChemAxon, Comsol Multiphysics, Genomenom, Main GCl, Workbench, Molsoft, and SnapGene.
●	Reference Management Applications – We expect to increasingly compete with tools that exist in the marketplace that are used to aid in organizing references, storing personal content assets, and prepare scholarly papers for submission to congresses and journals.
●	Piracy - Perhaps, our most serious competitor. Many entities use content for commercial purposes without complying with applicable copyright laws, and paying the required copyright to the content publisher. As information becomes more readily available, the opportunity for piracy increases.
●	STM Single Article Delivery Vendors and Content Aggregators - Our primary competitors for global, full-service single article delivery services are Copyright Clearance Center, regional interlibrary loan networks throughout the world such as those owned and operated by OCLC, and numerous national libraries located outside of the United States.
●	Customer In-House Services - While single article delivery services and software development are challenging for our customers to provide in-house, many existing and potential customers manage these capabilities internally.
●	Publisher In-House Capabilities - Some large publishers have developed in-house capabilities to service the content re-use market, however, many of them neglect other content repurposing opportunities and may not be able to aggregate content from other publishers nor create value added software-based solutions.

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

Employees

As of September 17, 2021, we had 145 full time employees.

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

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For our fiscal years ended June 30, 2021 and 2020, we incurred a net loss of $285,089 and $662,242, respectively. As of June 30, 2021, we had an accumulated deficit of $21,461,888. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2021 and 2020. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 41% and 44% of our content cost for the years ended June 30, 2021 and 2020, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

We are exposed to credit risk on our accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

There was one customer that accounted for 14% of our accounts receivable as of June 30, 2021. There were no customers that accounted for greater than 10% of our accounts receivable as of June 30, 2020. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

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

Our success depends in part upon the continued service of Peter Victor Derycz, who is our Executive Chairman. Mr. Derycz is critical to the overall management of our company as well as to the development of our technologies, our culture and our strategic direction and is instrumental in developing and maintaining close ties with our customer base. We also rely heavily on our senior management team because they have substantial experience with our diverse service offerings and business strategies. In addition, we rely on our senior management team to identify internal expansion and external growth opportunities. Our ability to retain senior management and other key personnel is therefore very important to our future success. We have employment agreements with our senior management, but these employment agreements do not ensure that they will not voluntarily terminate their employment with us. In addition, our key personnel are subject to non-solicitation and confidential information restrictions. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require the remaining key personnel to divert immediate attention to seeking a replacement. Competition for senior management personnel is intense, and fit is important to us. Our inability to find a suitable replacement for any departing executive officer or key employee on a timely basis could adversely affect our ability to operate and grow our business.

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

We currently have a line of credit with Silicon Valley Bank, maturing on February 14, 2022, under which there were no outstanding borrowings as of June 30, 2021. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. We were in compliance with these covenants as of June 30, 2021, however, our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

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

As part of our strategy, we may explore strategic acquisitions and combinations, including the acquisition of customer lists, or enter into joint ventures or similar strategic relationships. These transactions are subject to the following risks:

●	Acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;
●	We may not be able to integrate successfully the services, content, products and personnel of any such transaction into our operations;
●	We may not derive the revenue improvements, cost savings and other intended benefits of any such transaction; and
●	There may be risks, exposures and liabilities of acquired entities or other third parties with whom we undertake a transaction, that may arise from such third parties’ activities prior to undertaking a transaction with us.

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

We have an operational and administrative support organization in Mexico, and sell our services worldwide. Foreign operations are subject to various risks which could have a material adverse effect on those operations, the costs of those operations, and our business as a whole, including: exposure to local economic and employment conditions; exposure to local taxes and employment regulations, political conditions; currency exchange rate fluctuations; reliance of local management; and additional potential costs of complying with rules and regulations, and potential changes to those rule and regulations, of foreign jurisdictions. Any adverse consequence resulting from the materialization of the foregoing risks would adversely affect our financial performance and results of operations.

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

Voting power of a significant percentage of our common stock is held by our Executive Chairman, and his brother-in-law, who together are able to exert significant influence over the outcome of matters to be voted on by our stockholders.

As of September 17, 2021, Peter Victor Derycz, our Executive Chairman, had voting power equal to approximately 13% of votes eligible to be cast at a meeting of our stockholders. Paul Kessler, the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and had, as of September 17, 2021, voting power equal to approximately 10% of votes eligible to be cast at a meeting of our stockholders. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together currently have the ability to exert significant influence over the election of directors, and other matters submitted to a vote of all of our stockholders. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2021 we had issued and outstanding 26,498,215 shares of common stock and we had 4,408,429 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2021, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2021, we could issue up to 69,093,356 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Approximate Number of Holders of Common Stock

Our common stock is quoted on The NASDAQ Stock Market LLC’s Nasdaq Capital Market (the “NASDAQ”) under the symbol "RSSS."

As of September 17, 2021, according to the records of our transfer agent, we had 32 record holders of our common stock. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Common Stock Repurchases

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

During the years ended June 30, 2021 and 2020, we repurchased approximately 78,467 and 116,200 shares of our common stock under the repurchase plan at an average price of approximately $2.27 and $2.77 per share, respectively, for an aggregate amount of $178,012 and $321,601, respectively. As of June 30, 2021, $349,263 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
April 2021	—	—	—	$376,888
May 2021	—	—	—	$376,888
June 2021	11,050	$2.50	—	$349,263
Total	11,050	$2.50	—	—

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2021 and 2020 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2021: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

We provide two service offerings to our customers: a cloud-based software-as-a-service (“SaaS”) research platform (“Platforms”) typically sold via annual auto-renewing license agreements and the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via the Platform. When customers utilize the Platform to purchase Transactions it is packaged as a single solution that enables life science and other research intensive organizations to accelerate their research and development activities with faster, access and management of STM articles used throughout the intellectual property development lifecycle. The Platform typically delivers a ROI to the customer via more effectively managing Transaction costs and saving researchers time during the research process.

Platforms

Our cloud-based SaaS research Platform consists of proprietary software and Internet-based interfaces sold to customers for an annual subscription fee. Legacy functionality allows customers to initiate orders, route orders for the lowest cost acquisition, manage transactions, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. Customers can also enhance the information resources they already own or license and collaborate around bibliographic information.

Additional functionality has recently been added to our Platform in the form of interactive app-like components. An alternative to manual data filtering, identification and extraction, the apps are designed to gather, augment, and extract data across a variety of formats, including bibliographic citations, tables of contents, RSS feeds, PDF files, XML feeds, and web content. We continue to develop new apps in order to build an ecosystem of apps. Together, these apps will provide researchers with an “all in one” toolkit, delivering efficiencies in core research workflows and knowledge creation processes.

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

Our Platform allows customers to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour; in many cases under one minute. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes.

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

Revenue Recognition

We account for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASC 606"). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. We adopted the guidance of ASC 606 on July 1, 2018.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We derive our revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platform (“Platforms”) and the transactional sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

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

Allowance for doubtful accounts

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. We established an allowance for doubtful accounts of $51,495 and $88,485 as of June 30, 2021 and 2020, respectively.

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

The following table summarizes the exchange rates used:

	Year Ended
	June 30,
	2021	2020
Period end Euro : US Dollar exchange rate	1.19	1.12
Average period Euro : US Dollar exchange rate	1.19	1.11

Period end Mexican Peso : US Dollar exchange rate	0.05	0.04
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of fiscal years 2021 and 2020:

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2021	2021	2020	2020	2020	2020	2019	2019
Revenue:
Platforms	$1,429,160	$1,344,183	$1,220,535	$1,141,688	$1,066,630	$1,017,789	$949,825	$856,445
Transactions	6,788,494	6,996,349	6,229,200	6,606,737	6,819,150	7,029,617	6,580,613	6,738,668
Total revenue	8,217,654	8,340,532	7,449,735	7,748,425	7,885,780	8,047,406	7,530,438	7,595,113

Cost of revenue:
Platforms	257,320	233,696	217,003	203,952	153,241	177,919	162,508	150,470
Transactions	5,218,118	5,404,196	4,841,150	5,094,897	5,224,006	5,330,473	5,094,130	5,128,108
Total cost of revenue	5,475,438	5,637,892	5,058,153	5,298,849	5,377,247	5,508,392	5,256,638	5,278,578

Gross profit:
Platforms	1,171,840	1,110,487	1,003,532	937,736	913,389	839,870	787,317	705,975
Transactions	1,570,376	1,592,153	1,388,050	1,511,840	1,595,144	1,699,144	1,486,483	1,610,560
Total gross profit	2,742,216	2,702,640	2,391,582	2,449,576	2,508,533	2,539,014	2,273,800	2,316,535

Operating expenses:
Sales and marketing	521,220	566,713	487,571	498,374	692,096	626,956	638,837	550,349
Technology and product dev.	732,371	664,195	624,747	622,961	537,830	536,238	548,719	499,191
General and administrative	1,354,244	1,233,603	1,118,750	1,161,061	1,132,483	1,230,580	1,270,375	1,231,345
Depreciation and amortization	2,694	2,066	3,039	3,723	3,746	5,510	6,840	7,558
Stock-based comp. expense	221,589	179,345	435,949	170,791	143,054	142,237	523,632	142,672
Foreign currency transaction loss (gain)	(890)	6,648	(17,469)	(24,249)	4,214	8,648	(5,456)	12,123
Total operating expenses	2,831,228	2,652,570	2,652,587	2,432,661	2,513,423	2,550,169	2,982,947	2,443,238
Other income (expenses and income taxes)	136	(322)	399	(2,270)	4,331	23,101	25,721	19,055
Income (loss) from continuing operations	(88,876)	49,748	(260,606)	14,645	(559)	11,946	(683,426)	(107,648)
Gain on sale of discontinued operations	—	—	—	—	—	—	91,254	26,191
Net income (loss)	(88,876)	49,748	(260,606)	14,645	(559)	11,946	(592,172)	(81,457)

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$—	$—	$(0.01)	$—	$—	$—	$(0.03)	$—
Income per share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) per share	$—	$—	$(0.01)	$—	$—	$—	$(0.03)	$—
Basic weighted average common shares outstanding	26,145,794	26,027,665	25,988,117	25,898,900	25,815,163	24,960,394	24,185,966	24,095,266

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$—	$—	$(0.01)	$—	$—	$—	$(0.03)	$—
Income per share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) per share	$—	$—	$(0.01)	$—	$—	$—	$(0.03)	$—
Diluted weighted average common shares outstanding	26,145,794	26,565,892	25,988,117	26,511,180	25,815,163	25,717,403	24,185,966	24,095,266

Comparison of the Years Ended June 30, 2021 and 2020

Results of Operations

	Year Ended June 30,
	2021	2020	$ Change	% Change

Revenue:
Platforms	$5,135,565	$3,890,689	$1,244,876	32.0%
Transactions	26,620,780	27,168,048	(547,268)	(2.0)%
Total revenue	31,756,345	31,058,737	697,608	2.2%

Cost of revenue:
Platforms	911,970	644,138	267,832	41.6%
Transactions	20,558,361	20,776,717	(218,356)	(1.1)%
Total cost of revenue	21,470,331	21,420,855	49,476	0.2%

Gross profit:
Platforms	4,223,595	3,246,551	977,044	30.1%
Transactions	6,062,419	6,391,331	(328,912)	(5.1)%
Total gross profit	10,286,014	9,637,882	648,132	6.7%

Operating expenses:
Sales and marketing	2,073,878	2,508,238	(434,360)	(17.3)%
Technology and product development	2,644,274	2,121,978	522,296	24.6%
General and administrative	4,867,659	4,864,783	2,876	0.1%
Depreciation and amortization	11,522	23,654	(12,132)	(51.3)%
Stock-based compensation expense	1,007,673	951,595	56,078	5.9%
Foreign currency transaction loss (gain)	(35,960)	19,529	(55,489)	(284.1)%
Total operating expenses	10,569,046	10,489,777	79,269	0.8%

Loss from operations	(283,032)	(851,895)	568,863	66.8%

Other income	1,147	80,044	(78,897)	(98.6)%

Loss from operations before provision for income taxes	(281,885)	(771,851)	489,966	63.5%
Provision for income taxes	(3,204)	(7,836)	4,632	59.1%

Loss from continuing operations	(285,089)	(779,687)	494,598	63.4%

Gain from sale of discontinued operations	—	117,445	(117,445)	(100.0)%

Net loss	$(285,089)	$(662,242)	$377,153	57.0%

Revenue

	Years Ended June 30,
	2021	2020	$ Change	% Change
Revenue:
Platforms	$5,135,565	$3,890,689	$1,244,876	32.0%
Transactions	26,620,780	27,168,048	(547,268)	(2.0)%
Total revenue	$31,756,345	$31,058,737	$697,608	2.2%

Total revenue increased $697,608, or 2.2%, for the year ended June 30, 2021 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,244,876

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↓	$547,268	Decreased primarily due to lower order volume.

Cost of Revenue

	Years Ended June 30,
	2021	2020	$ Change	% Change
Cost of Revenue:
Platforms	$911,970	$644,138	$267,832	41.6%
Transactions	20,558,361	20,776,717	(218,356)	(1.1)%
Total cost of revenue	$21,470,331	$21,420,855	$49,476	0.2%

	Years Ended June 30,
	2021	2020	% Change *
As a percentage of revenue:
Platforms	17.8%	16.6%	1.2%
Transactions	77.2%	76.5%	0.7%
Total	67.6%	69.0%	(1.4)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 1.4%, from 69.0% for the previous year to 67.6%, for the year ended June 30, 2021.

Category	Impact as percentage of revenue		Key Drivers
Platforms	↑	1.2%	Increased primarily due to proportionally higher personnel costs.
Transactions	↑	0.7%	Increased primarily due to proportionally higher copyright and personnel costs.

Gross Profit

	Years Ended June 30,
	2021	2020	$ Change	% Change
Gross Profit:
Platforms	$4,223,595	$3,246,551	$977,044	30.1%
Transactions	6,062,419	6,391,331	(328,912)	(5.1)%
Total gross profit	$10,286,014	$9,637,882	$648,132	6.7%

	Years Ended June 30,
	2021	2020	% Change*
As a percentage of revenue:
Platforms	82.2%	83.4%	(1.2)%
Transactions	22.8%	23.5%	(0.7)%
Total	32.4%	31.0%	1.4%
*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Years Ended June 30,
	2021	2020	$ Change	% Change
Operating Expenses:
Sales and marketing	$2,073,878	$2,508,238	$(434,360)	(17.3)%
Technology and product development	2,644,274	2,121,978	522,296	24.6%
General and administrative	4,867,659	4,864,783	2,876	0.1%
Depreciation and amortization	11,522	23,654	(12,132)	(51.3)%
Stock-based compensation expense	1,007,673	951,595	56,078	5.9%
Foreign currency transaction loss (gain)	(35,960)	19,529	(55,489)	(284.1)%
Total operating expenses	$10,569,046	$10,489,777	$79,269	0.8%

Category	Impact		Key Drivers
Sales and marketing	↓	$434,360	Decreased primarily due to lower advertising media spend and consulting expenses partially offset by greater personnel costs.
Technology and product development	↑	$522,296	Increased due to greater consulting expenses and personnel costs.

Provision for Income Taxes

During the years ended June 30, 2021 and 2020, we recorded a provision for income taxes of $3,204 and $7,836, respectively, a decrease of $4,632.

Net Income (Loss)

	Year Ended June 30,
	2021	2020	$ Change	% Change
Net Income (Loss):
Loss from continuing operations	$(285,089)	$(779,687)	$494,598	63.4%
Income from discontinued operations	—	117,445	(117,445)	(100.0)%
Total net loss	$(285,089)	$(662,242)	$377,153	57.0%

Loss from continuing operations decreased $494,598 or 63.4%, for the year ended June 30, 2021 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

Liquidity and Capital Resources

	Year Ended June 30,
	2021	2020
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$1,868,406	$2,418,465
Net cash used in investing activities	(19,854)	—
Net cash provided by (used in) financing activities	(159,974)	1,553,399

Effect of exchange rate changes	4,203	(13,398)
Net increase in cash and cash equivalents	1,692,781	3,958,466
Cash and cash equivalents, beginning of period	9,311,556	5,353,090
Cash and cash equivalents, end of period	$11,004,337	$9,311,556

Liquidity

As of June 30, 2021, we had cash and cash equivalents of $11,004,337, compared to $9,311,556 as of June 30, 2020, an increase of $1,692,781. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $1,868,406 for the year ended June 30, 2021 and resulted primarily from an increase in deferred revenue of $1,279,844 and an increase in accounts payable and accrued expenses of $337,343, partially offset by an increase in accounts receivable of $268,193.

Net cash provided by operating activities was $2,418,465 for the year ended June 30, 2020 and resulted primarily from an increase in accounts payable and accrued expenses of $1,486,950 and an increase in deferred revenue of $1,214,301, partially offset by an increase in prepaid royalties of $720,367.

Investing Activities

Net cash used in investing activities was $19,854 for the year ended June 30, 2021 and resulted from the purchase of property and equipment.

No cash was used in or provided by investing activities for the year ended June 30, 2020.

Financing Activities

Net cash used in financing activities was $159,974 for the year ended June 30, 2021 and resulted from the repurchase of stock options and warrants of $308,313 and the repurchase of common stock of $178,012, partially offset by the proceeds from the exercise of warrants of $237,501 and the proceeds from the exercise of stock options of $88,850.

Net cash provided by financing activities was $1,553,399 for the year ended June 30, 2020 and resulted from the proceeds from the exercise of warrants of $1,875,000, partially offset by the repurchase of common stock of $321,601.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2021. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after

December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of June 30, 2021. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021, there was approximately $1,489,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the year ended June 30, 2021 and 2020:

	Years Ended June 30,
	2021	2020	$ Change
Net loss	$(285,089)	$(662,242)	$377,153
Add (deduct):
Other (income) expense	(1,147)	(80,044)	78,897
Foreign currency transaction loss (gain)	(35,960)	19,529	(55,489)
Provision for income taxes	3,204	7,836	(4,632)
Depreciation and amortization	11,522	23,654	(12,132)
Stock-based compensation	1,007,673	951,595	56,078
Gain on sale of discontinued operations	—	(117,445)	117,445
Adjusted EBITDA	$700,203	$142,883	$557,320

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Research Solutions, Inc. and Subsidiaries

Henderson, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc. (the “Company”) and Subsidiaries as of June 30, 2021 and 2020, the related statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Recognition of Single Article Transactions Revenue

As described in Note 2 to the consolidated financial statements, the Company records transaction service fee revenue for the electronic delivery of published scientific, technical, and medical content sold as single individual articles, and records a corresponding copyright fee expense for the permitted use of the content.  The Company is typically the principal in sales of these single article transactions.  Sales are recognized on a gross basis with the selling price to the customer recorded as sales and the copyright fee recognized as cost of sales.  The Company recognizes revenue from these sales upon delivery to the customer provided all other revenue recognition criteria have been met.

We identified the Company’s recording of the revenue for single articles as a critical audit matter because there was significant judgment applied by management in its determination of gross or net revenue recognition, including assessing the indicators that the Company controls the promised service before it was transferred to the customer, such as assessing whether the Company was primarily responsible for fulfilling the promised service and whether the Company had full discretion in establishing the prices for the promised service.  In turn, this led to a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

•

We obtained and evaluated documentation prepared by management which outlines the Company’s process to determine gross versus net including evaluating the reasonableness of management’s judgments on whether the Company is acting as a principal or agent, after considering whether the Company is the primary obligation provider, and the discretion in establishing the prices by reviewing agreements with publishers and understanding the business substance

•We evaluated whether the Company’s conclusion is consistent with relevant accounting standards

•We selected a sample of revenue transactions and performed the following for each selection:

oObtained evidence of a contract with the customer;

o	Compared the amounts recognized and time of revenue recognition to underlying source documents such as invoices, form of payments, and executed contracts and related modifications, if any;
o	Evaluated the Company’s application of their accounting policies to determine the timing and amount recognized; and
o	Tested the presentation of revenue as gross or net by comparing the Company’s gross or net presentation to the attributes of the underlying support and the Company’s accounting policy.

We have served as the Company’s auditor since 2006.

/s/ Weinberg and Company, P.A

Los Angeles, California

September 23, 2021

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$11,004,337	$9,311,556
Accounts receivable, net of allowance of $51,495 and $88,485, respectively	4,717,453	4,449,260
Prepaid expenses and other current assets	270,252	241,747
Prepaid royalties	904,921	720,367
Total current assets	16,896,963	14,722,930

Other assets:
Property and equipment, net of accumulated depreciation of $824,123 and $804,999, respectively	20,755	11,276
Deposits and other assets	906	6,155
Right of use asset, net of accumulated amortization of $463,022 and $390,691, respectively	—	72,331
Total assets	$16,918,624	$14,812,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,687,188	$6,349,845
Deferred revenue	4,804,351	3,524,507
Lease liability, current portion	—	79,326
Total current liabilities	11,491,539	9,953,678

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 26,498,215 and 26,032,263 shares issued and outstanding, respectively	26,498	26,032
Additional paid-in capital	26,982,052	26,134,819
Accumulated deficit	(21,461,888)	(21,176,799)
Accumulated other comprehensive loss	(119,577)	(125,038)
Total stockholders’ equity	5,427,085	4,859,014
Total liabilities and stockholders’ equity	$16,918,624	$14,812,692

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

	Years Ended
	June 30,
	2021	2020

Revenue:
Platforms	$5,135,565	$3,890,689
Transactions	26,620,780	27,168,048
Total revenue	31,756,345	31,058,737

Cost of revenue:
Platforms	911,970	644,138
Transactions	20,558,361	20,776,717
Total cost of revenue	21,470,331	21,420,855
Gross profit	10,286,014	9,637,882

Operating expenses:
Selling, general and administrative	10,557,524	10,466,123
Depreciation and amortization	11,522	23,654
Total operating expenses	10,569,046	10,489,777

Loss from operations	(283,032)	(851,895)

Other income	1,147	80,044

Loss from operations before provision for income taxes	(281,885)	(771,851)
Provision for income taxes	(3,204)	(7,836)

Loss from continuing operations	(285,089)	(779,687)

Gain from sale of discontinued operations	—	117,445

Net loss	(285,089)	(662,242)

Other comprehensive income (loss):
Foreign currency translation	5,461	(15,453)
Comprehensive loss	$(279,628)	$(677,695)

Loss per common share:
Loss per share from continuing operations, basic and diluted	$(0.01)	$(0.03)
Income per share from discontinued operations, basic and diluted	$—	$—
Net loss per share, basic and diluted	$(0.01)	$(0.03)
Weighted average common shares outstanding, basic and diluted	26,008,368	24,760,790

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2021 and 2020

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2019	24,375,948	$24,376	$23,631,481	$(20,514,557)	$(109,585)	$3,031,715

Fair value of vested stock options	—	—	610,634	—	—	610,634

Fair value of vested restricted common stock	110,817	111	340,850	—	—	340,961

Repurchase of common stock	(116,200)	(115)	(321,486)	—	—	(321,601)

Common stock issued upon exercise of stock options	161,698	160	(160)	—	—	—

Common stock issued upon exercise of warrants	1,500,000	1,500	1,873,500	—	—	1,875,000

Net loss	—	—	—	(662,242)	—	(662,242)

Foreign currency translation	—	—	—	—	(15,453)	(15,453)

Balance, June 30, 2020	26,032,263	26,032	26,134,819	(21,176,799)	(125,038)	4,859,014

Fair value of vested stock options	—	—	631,335	—	—	631,335

Fair value of vested restricted common stock	195,810	195	376,143	—	—	376,338

Repurchase of common stock	(78,467)	(78)	(177,934)	—	—	(178,012)

Repurchase of stock options and warrants	—	—	(308,313)			(308,313)

Common stock issued upon exercise of stock options	158,609	159	88,691	—	—	88,850

Common stock issued upon exercise of warrants	190,000	190	237,311	—	—	237,501

Net loss	—	—	—	(285,089)	—	(285,089)

Foreign currency translation	—	—	—	—	5,461	5,461

Balance, June 30, 2021	26,498,215	$26,498	$26,982,052	$(21,461,888)	$(119,577)	$5,427,085

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2021	2020

Cash flow from operating activities:
Net loss	$(285,089)	$(662,242)
Gain from sale of discontinued operations	—	(117,445)
Loss from continuing operations	(285,089)	(779,687)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,522	23,654
Amortization of lease right	72,331	119,914
Fair value of vested stock options	631,335	610,634
Fair value of vested restricted common stock	376,338	340,961
Changes in operating assets and liabilities:
Accounts receivable	(268,193)	43,909
Prepaid expenses and other current assets	(28,505)	199,289
Prepaid royalties	(184,554)	(720,367)
Deposits and other assets	5,360	8,094
Accounts payable and accrued expenses	337,343	1,486,950
Deferred revenue	1,279,844	1,214,301
Lease liability	(79,326)	(129,187)
Net cash provided by operating activities	1,868,406	2,418,465

Cash flow from investing activities:
Purchase of property and equipment	(19,854)	—
Net cash used in investing activities	(19,854)	—

Cash flow from financing activities:
Proceeds from the exercise of stock options	88,850	—
Proceeds from the exercise of warrants	237,501	1,875,000
Common stock repurchase and retirement	(178,012)	(321,601)
Repurchase of stock options and warrants	(308,313)	—
Net cash provided by (used in) financing activities	(159,974)	1,553,399

Effect of exchange rate changes	4,203	(13,398)
Net increase in cash and cash equivalents	1,692,781	3,958,466
Cash and cash equivalents, beginning of period	9,311,556	5,353,090
Cash and cash equivalents, end of period	$11,004,337	$9,311,556

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,204	$7,836

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

Note 1.   Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with two wholly owned subsidiaries at June 30, 2021: Reprints Desk, Inc., a Delaware corporation and Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico.

Nature of Business

We provide two service offerings to our customers: a cloud-based software-as-a-service (“SaaS”) research platform (“Platforms”) typically sold via annual auto-renewing license agreements and the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via the Platform. When customers utilize the Platform to purchase Transactions it is packaged as a single solution that enables life science and other research intensive organizations to accelerate their research and development activities with faster, access and management of STM articles used throughout the intellectual property development lifecycle. The Platform typically delivers a ROI to the customer via more effectively managing Transaction costs and saving researchers time during the research process.

Platforms

Our cloud-based SaaS research Platform consists of proprietary software and Internet-based interfaces sold to customers for an annual subscription fee. Legacy functionality allows customers to initiate orders, route orders for the lowest cost acquisition, manage transactions, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. Customers can also enhance the information resources they already own or license and collaborate around bibliographic information.

Additional functionality has recently been added to our Platform in the form of interactive app-like components. An alternative to manual data filtering, identification and extraction, the apps are designed to gather, augment, and extract data across a variety of formats, including bibliographic citations, tables of contents, RSS feeds, PDF files, XML feeds, and web content. We continue to develop new apps in order to build an ecosystem of apps. Together, these apps will provide researchers with an “all in one” toolkit, delivering efficiencies in core research workflows and knowledge creation processes.

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

Our Platform allows customers to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour; in many cases under one minute. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes.

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

Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with an original maturity of three months or less. In all periods presented, cash equivalents consist primarily of money market funds.

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

Level 3 – Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2021 or 2020 under these requirements.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The Company established an allowance for doubtful accounts of $51,495 and $88,485 as of June 30, 2021 and 2020, respectively.

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

Cash denominated in Euros with a US Dollar equivalent of $88,807 and $134,175 at June 30, 2021 and 2020, respectively, was held in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the years ended June 30, 2021 and 2020.

The following table summarizes accounts receivable concentrations:

	As of
	June 30,	June 30,
	2021	2020
Customer A	14%	*

* Less than 10%

The following table summarizes our content costs from our vendors:

	Year Ended
	June 30,
	2021	2020
Vendor A	20%	21%
Vendor B	13%	13%
Vendor C	*	10%

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2021 and 2020, the Company did not recognize any impairments for its property and equipment.

Revenue Recognition

The Company accounts for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASC 606"). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. The Company adopted the guidance of ASC 606 on July 1, 2018.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platform (“Platforms”) and the transactional sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Year Ended
	June 30,
	2021		2020
United States	$17,757,521	55.9%	$17,219,763	55.4%
Europe	11,590,169	36.5%	11,388,620	36.7%
Rest of World	2,408,655	7.6%	2,450,354	7.9%
Total	$31,756,345	100%	$31,058,737	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	Year Ended
	June 30,
	2021		2020
United States	$2,798,224	59.3%	$2,670,674	60.0%
Europe	1,650,030	35.0%	1,553,706	34.9%
Rest of World	269,199	5.7%	224,880	5.1%
Total	$4,717,453	100%	$4,449,260	100%

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

Stock-Based Compensation

The Company periodically issues stock options, warrants and restricted stock to employees and non-employees for services, in capital raising transactions, and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company’s Statements of Operations. The Company estimates the fair value of restricted stock awards to employees and directors using the market price of the Company’s common stock on the date of grant, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company’s Statements of Operations.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a gain of $35,960 and a loss of $19,529 for the years ended June 30, 2021 and 2020, respectively. Cash denominated in Euros with a US Dollar equivalent of $88,807 and $134,175 at June 30, 2021 and 2020, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Year Ended
	June 30,
	2021	2020
Period end Euro : US Dollar exchange rate	1.19	1.12
Average period Euro : US Dollar exchange rate	1.19	1.11

Period end Mexican Peso : US Dollar exchange rate	0.05	0.04
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At June 30, 2021 potentially dilutive securities include options to acquire 3,258,408 shares of common stock, warrants to acquire 50,000 shares of common stock and unvested restricted common stock of 245,252. At June 30, 2020 potentially dilutive securities include options to acquire 3,327,580 shares of common stock, warrants to acquire 385,000 shares of common stock and unvested restricted common stock of 191,855. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the years ended June 30, 2021 and 2020 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses ("CECL") to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3.   Property and Equipment

Property and equipment consists of the following as of June 30, 2021 and 2020:

	June 30,	June 30,
	2021	2020
Computer equipment	$522,296	$495,585
Software	282,080	282,080
Furniture and fixtures	40,502	38,610
Total	844,878	816,275
Less accumulated depreciation	(824,123)	(804,999)
Net, Property and equipment	$20,755	$11,276

Depreciation expense for the years ended June 30, 2021 and 2020 was $11,522 and $23,654, respectively.

Note 4.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2021. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of June 30, 2021. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021, there was approximately $1,489,000 of available credit.

Note 5.   Lease Obligations

On December 30, 2016, the Company entered into a 48 month non-cancellable lease for its office facilities that will require monthly payments ranging from $10,350 to $11,475 through January 2021. In accounting for the lease, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the inception of the lease was $463,000 using a discount rate of 3.75%. During the twelve months ended June 30, 2021, the Company made payments of $79,326 towards the lease liability. As of June 30, 2021 and 2020, lease liability amounted to $0 and $79,326, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the years ended June 30, 2021 and 2020 was $39,658 and $111,746, respectively. The right of use asset at June 30, 2020 was $72,331. During the years ended June 30, 2021 and 2020, the Company reflected amortization of right of use asset of $72,331 and $119,914 related to this lease, respectively, resulting in a net asset balance of $0 as of June 30, 2021.

Note 6.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. On November 12, 2019, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Plan increased from 1,874,513 to 2,374,513. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. As of June 30, 2021, there were 1,100,021 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at July 1, 2019	3,287,335	1.38	2,827,251	1.27	460,084	2.09
Granted	324,000	3.04	250,000	3.13	74,000	2.72
Options vesting	—	—	278,249	2.05	(278,249)	2.05
Exercised	(263,755)	1.16	(263,755)	1.16	—	—
Forfeited/Cancelled	(20,000)	1.95	(10,000)	1.95	(10,000)	1.95
Outstanding at June 30, 2020	3,327,580	$1.56	3,081,745	$1.50	245,835	$2.34
Granted	575,348	2.28	270,000	2.25	305,348	2.31
Options vesting	—	—	199,499	2.16	(199,499)	2.16
Exercised	(274,520)	1.34	(274,520)	1.34	—	—
Forfeited	(126,250)	2.59	(102,500)	2.72	(23,750)	1.99
Repurchased	(243,750)	1.32	(243,750)	1.32	—	—
Outstanding at June 30, 2021	3,258,408	$1.68	2,930,474	$1.60	327,934	$2.46

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2021 and 2020.

	Years Ended
	June 30,
	2021	2020
Expected dividend yield	0%	0%
Risk-free interest rate	0.37 - 1.05%	0.43 - 1.69%
Expected life (in years)	5 - 6	5 - 6
Expected volatility	56 - 63%	62 - 64%

The weighted average remaining contractual life of all options outstanding as of June 30, 2021 was 5.45 years. The remaining contractual life for options vested and exercisable at June 30, 2021 was 4.96 years. Furthermore, the aggregate intrinsic value of options outstanding as of June 30, 2021 was $3,897,018, and the aggregate intrinsic value of options vested and exercisable at June 30, 2021 was $3,752,794, in each case based on the fair value of the Company’s common stock on June 30, 2021.

During the year ended June 30, 2021, the Company granted 575,348 options to employees with a fair value of $686,461 which amount will be amortized over the vesting period. The total fair value of options that vested during the year ended June 30, 2021 was $631,335 and was included in selling, general and administrative expenses in the accompanying statement of operations. As of June 30, 2021, the amount of unvested compensation related to the unvested options was $340,692 which will be recorded as an expense in future periods as the options vest. During the year ended June 30, 2021, the Company issued 158,609 net shares of common stock upon the exercise of options underlying 274,520 shares of common stock, resulting in net cash proceeds of $88,850.

On March 31, 2021 the Company repurchased options underlying 243,750 shares of stock from a former director for $213,313. The entire amount was charged to equity.

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

Additional information regarding stock options outstanding and exercisable as of June 30, 2021 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.59	8,150	1.00	8,150
0.60	5,000	1.00	5,000
0.65	6,150	1.00	6,150
0.70	225,000	4.43	225,000
0.77	49,500	2.08	49,500
0.80	16,000	4.14	16,000
0.90	25,667	2.81	25,667
0.97	6,000	1.00	6,000
1.00	28,249	2.43	28,249
1.02	2,000	1.00	2,000
1.05	315,529	5.01	315,529
1.07	33,898	1.29	33,898
1.09	75,000	4.12	75,000
1.10	105,000	4.00	105,000
1.15	128,400	1.61	128,400
1.20	274,000	6.05	274,000
1.25	32,000	1.62	32,000
1.30	243,000	0.68	243,000
1.50	185,000	1.48	185,000
1.59	25,000	6.87	25,000
1.80	94,050	2.13	94,050
1.85	17,800	1.80	17,800
1.95	200,000	7.01	200,000
2.13	216,708	9.39	200,000
2.17	35,955	9.87	—
2.40	338,667	7.38	326,000
2.43	61,250	9.93	31,250
2.45	173,000	9.10	—
2.49	88,435	8.84	45,832
2.50	20,000	7.88	15,000
2.99	8,000	8.87	3,333
3.13	208,000	8.38	204,666
3.50	8,000	8.62	4,000
Total	3,258,408		2,930,474

Warrants

The following table summarizes warrant activity:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, June 30, 2019	1,885,000	$1.25
Granted	—	—
Exercised	(1,500,000)	1.25
Expired/Cancelled	—	—
Outstanding, June 30, 2020	385,000	$1.24
Granted	—	—
Exercised	(190,000)	1.25
Repurchased	(100,000)	1.25
Expired/Cancelled	(45,000)	1.25
Outstanding, June 30, 2021	50,000	$1.19
Exercisable, June 30, 2020	385,000	$1.24
Exercisable, June 30, 2021	50,000	$1.19

The intrinsic value for all warrants outstanding as of June 30, 2021 was $83,500, based on the fair value of the Company’s common stock on June 30, 2021.

During the year ended June 30, 2021, certain holders of warrants to purchase shares of the Company’s common stock at a per share exercise price of $1.25 exercised those warrants to purchase 190,000 shares, generating gross proceeds to the Company of $237,501.

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

Additional information regarding warrants outstanding and exercisable as of June 30, 2021 is as follows:

		Remaining
Warrant	Warrants	Contractual	Warrants
Exercise Price	Outstanding	Life (in years)	Exercisable
$1.19	50,000	0.48	50,000
Total	50,000		50,000

Restricted Common Stock

Prior to July 1, 2019, the Company issued 2,166,549 shares of restricted common stock to employees valued at $2,198,240, of which $1,785,857 had been recognized as an expense. As of June 30, 2019, 311,535 of these shares with a grant date fair value of $412,383 had not yet vested.

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

During the year ended June 30, 2021, the Company issued an additional 195,810 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $463,994 based on the market price of our common stock ranging from $2.13 to $2.49 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vested during the year ended June 30, 2021 and 2020 was $376,338 and $340,961, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations. As of June 30, 2021, the amount of unvested compensation related to issuances of restricted common stock was $481,953, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2019	311,535	412,383	$1.66
Granted	110,817	322,875	2.91
Vested	(230,497)	(340,961)	1.56
Forfeited	—	—	—
Non-vested, June 30, 2020	191,855	$394,297	$2.51
Granted	195,810	463,994	2.37
Vested	(142,413)	(376,338)	2.37
Forfeited	—	—	—
Non-vested, June 30, 2021	245,252	$481,953	$2.47

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

During the years ended June 30, 2021 and 2020, we repurchased approximately 78,467 and 116,200 shares of our common stock under the repurchase plan at an average price of approximately $2.27 and $2.77 per share, respectively, for an aggregate amount of $178,012 and $321,601, respectively. As of June 30, 2021, $349,263 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
September 2019	28,750	$2.50	—	—
December 2019	42,500	$3.00	—	—
March 2020	25,150	$2.75	—	—
June 2020	19,800	$2.68	—	—
Year ended June 30, 2020	116,200	$2.77	—	—

September 2020	25,500	$2.29	—	—
December 2020	31,167	$2.21	—	—
March 2021	10,750	$2.15	—	$376,888
June 2021	11,050	$2.50	—	$349,263
Year ended June 30, 2021	78,467	$2.27	—	$349,263

1      Consists of shares of common stock purchased from employees to satisfy tax obligations in connection with the vesting of stock incentive awards.

Note 7.   Contingencies and Commitments

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, we have not experienced any significant changes in our business that would have a significant negative impact on our consolidated statements of operations or cash flows.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of Company's financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company's financial condition, liquidity or results of operations is uncertain.

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

Note 8.   Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2021 and 2020:

	Years Ended
	June 30,
	2021	2020
Current
Federal	$—	$—
State	2,319	2,201
Foreign (Mexico)	885	5,635
Deferred
Federal	—	—
Foreign	—	—
State	—	—
Provision for income tax expense	$3,204	$7,836

During the year ended June 30, 2021, the Company recorded a provision for income tax expense of $3,204 which consisted of $2,319 in state income tax payments and $885 in foreign (Mexico) income tax payments. During the year ended June 30, 2020, the Company recorded a provision for income tax expense of $7,836 which consisted of $2,201 in state income tax payments and $5,635 in foreign (Mexico) income tax payments.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended
	June 30,
	2021	2020
Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%
Permanent differences	3.0%	3.2%
Change in valuation allowance	(30.1)%	(30.4)%
Effective income tax rate	(1.1)%	(1.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2021 and 2020 are as follows:

	June 30,	June 30,
	2021	2020
Deferred tax assets:
Federal net operating loss carryforward	$2,344,543	$2,508,894
State net operating loss carryforward	285,568	354,752
Intangibles amortization	156,196	156,196
Stock based compensation	1,762,884	1,551,272
Other	197,401	186,901
Total deferred tax assets	4,746,592	4,758,015
Deferred tax liability:
Fixed asset depreciation	49,487	49,167
Net deferred tax assets	4,796,079	4,807,182
Less valuation allowance	(4,796,079)	(4,807,182)
	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2021 and 2020 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset.

Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2021 was a decrease of $11,103.

At June 30, 2021 and 2020, the Company had federal net operating loss (“NOL”) carryforwards of approximately $15,030,000 and $13,800,000, respectively, and state NOL carryforwards of approximately $6,410,000 and $6,780,000, respectively. Federal NOLs generated in 2018, 2019 and 2020 can be carried forward indefinitely with some limitations, NOLs generated prior to 2018 could, if unused, completely expire in 2038. State NOLs, if unused, completely expire in 2041.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2021 and 2020, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2021 and 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

Company is subject to taxation in the United States and various states and Mexico. The Company is subject to United States federal or state income tax examinations by tax authorities for fiscal years after 2017.

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

Note 10. Subsequent Events

Stock Options

On August 5, 2021, the Company granted stock options underlying 30,882 shares of common stock to employees with a fair value of approximately $40,000. The options vest over a three-year period, and have a term of ten years.

On September 16, 2021 the Company granted stock options underlying 33,195 shares of common stock to employees with a fair value of approximately $46,000. The options vest over a three-year period, and have a term of ten years.

Restricted Common Stock

On August 5, 2021, the Company issued 115,909 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $306,000 based on the market price of our common stock of $2.64 per share on the date of grant, which will be amortized over the three-year vesting period.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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
(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2021, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control - Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2021.

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

Item 9B. Other Information

On September 23, 2021, the Compensation Committee of the Company’s Board of Directors extended the term of the Executive Employment Agreement with each of Messrs. Urban, Ahlberg and Nissan, and the term of the Consulting Agreement with Mr. van der Heijden, effective June 30, 2021, for an additional term of one year ending June 30, 2022.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of September 17, 2021:

Name	Age	Position	Date of Appointment
Peter Victor Derycz	59	Executive Chairman	March 29, 2021
Roy W. Olivier	63	Interim President and Chief Executive Officer, and Director	March 29, 2021
Alan Louis Urban	52	Chief Financial Officer and Secretary	November 3, 2011
Scott Ahlberg	58	Chief Operating Officer	July 1, 2007
Marc Nissan	45	Chief Technology Officer	July 1, 2007
Rogier van Erkel	46	Chief Revenue Officer	July 2, 2018
Michiel van der Heijden	50	Chief Product Officer	July 1, 2020
Shane Hunt	44	Chief Customer Success Officer	July 1, 2018
John Regazzi (1)(3)	72	Lead Independent Director	June 22, 2015
Gen. Merrill McPeak (1)(4)	85	Director	November 5, 2010
Eugene Robin (1)(2)	38	Director	March 31, 2021
(1)	Member of Audit Committee, Compensation Committee, and Nominating and Governance Committee
(2)	Chairman of the Compensation Committee
(3)	Chairman of the Audit Committee
(4)	Chairman of the Nominating and Governance Committee

Peter Victor Derycz – Executive Chairman

Mr. Derycz founded Reprints Desk and was named Executive Chairman on March 29, 2021. Mr. Derycz served as Chief Executive Officer and President from January 6, 2006 through March 28, 2021, and as a member of the Company's Board of Directors since January 6, 2016, including Chairman of the Board from January 6, 2006 through August 19, 2015. Mr. Derycz was a founder of Infotrieve, Inc. in 1989 and served as its President from February 2003 until September 2003. He served as the Chief Executive Officer of Puerto Luperon, Ltd. (Bahamas), a real estate development company, from January 2004 until December 2005. He served on the International Advisory Board of the San Jose State University School of Information, and served as a member of the board of directors of Insignia Systems, Inc. (NASDAQ:ISIG), a consumer products advertising company from 2006 to 2014. Mr. Derycz received a B.A. in Psychology from the University of California at Los Angeles. Our board of directors believes that Mr. Derycz’ familiarity with our day-to-day operations, his strategic vision for our business and his past leadership and management experience make him uniquely qualified to serve as a director.

Roy W. Olivier – Interim Chief Executive Officer and President, and Director

Mr. Olivier was named Interim Chief Executive Officer and President on March 29, 2021. Mr. Olivier has been a member of the Company's Board of Directors since January 2018. Before joining Research Solutions/Reprints Desk, Mr. Olivier served as CEO of ARI Network Services, a leading provider of SaaS tools and marketing services, growing the business from less than 80 employees to over 1,200 and increasing revenues from under $15 million to over $100 million through accelerated organic growth and acquisitions. Earlier in his career, he served as VP of Sales and Marketing for ProQuest Media Solutions (now Snap-on Inc.) and held executive and senior management positions at multiple companies across the telecommunications and computer industries including Multicom Publishing, Tandy Corporation, BusinessLand and PacTel.

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

Rogier van Erkel – Chief Revenue Officer

Mr. van Erkel has 12 years of sales management experience at Elsevier, an information and analytics company, and one of the world’s major providers of scientific, technical and medical information. In his most recent role, he served as sales director, leading a global team and agent network. He managed a diverse sales portfolio consisting of four product groups selling to businesses all over the world. In that role, he specialized in information products, input for discovery tools and solutions to optimize and maximize customer workflow. He also served in other senior sales roles in Elsevier and before that, managed sales and operations teams for five years at Renewi (formerly Van Gansewinkel), a leading waste management company operating across Europe. Mr. van Erkel earned his Master’s degree from the University of Amsterdam and his Bachelor of Arts in Business Economics from Hanze University of Applied Sciences Groningen. For charity, Mr. van Erkel coaches start-ups to improve their sales through his involvement in incubator firms Rockstart and ACE.

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

Shane Hunt – Chief Customer Success Officer

Mr. Hunt provides leadership resulting in the development of healthy long-term relationships with the Company’s cloud-based software customers, and ensures the daily satisfaction of users across R&D-driven organizations in life sciences, technology and academia worldwide. Mr. Hunt has nearly 20 years of industry experience and was co-founder of 4 Research Solutions Inc., a boutique information industry start-up that the Company acquired in 2012.  Mr. Hunt attended California State University, Chico for his undergraduate and graduate studies in Psychology.

John Regazzi – Lead Independent Director

Mr. Regazzi was appointed to our board of directors on June 22, 2015, and served as Chairman of the Board from August 20, 2015 through March 29, 2021, when he was designated Lead Independent Director. Mr. Regazzi is an information services and IT industry innovator, with more than four decades of experience. He is currently managing director of Akoya Capital Partners, a sector-focused private investment firm, where for the last few years he has served as its professional information services sector leader. He has also been a professor at the Long Island University’s College of Education, Information and Technology since 2005, and has served as dean of LIU’s College of Information and Computer Science. Before joining Akoya Capital Partners, Mr. Regazzi served for several years as CEO of Elsevier Inc. and managing director of the NYSE-listed Reed Elsevier, the world’s largest publisher and information services company for journal and related scientific, technical and medical content. At Reed Elsevier, he oversaw its expansive electronic publishing portfolio, with a program staff of 3,000 and revenues exceeding $1 billion. He was previously CEO of Engineering Information, which he helped turn around before being acquired by Reed Elsevier. As a recognized industry thought leader, Mr. Regazzi has designed, launched, and managed some of the most innovative and well-known information services in the professional communities, including the Engineering Village, Science Direct, Scirus and Scopus, as well as numerous other electronic information services dating back to the early days of the online and CD-ROM industries. Mr. Regazzi has served on a variety of corporate and industry boards, including the British Standards Institute Group and the American Institute of Physics, and he recently was appointed and serves as chairman of the board of National Technical Information Service, a division of the U.S. Department of Commerce. He currently serves as chairman of DiSTI and Convergered Security Solutions (CSS), both Akoya portfolio companies. Mr. Regazzi earned his B.S. from St. Johns University, M.A. from University of Iowa, M.S. from Columbia University, and Ph.D. in Information Science from Rutgers University. Our board of directors concluded that Mr. Regazzi should serve as a director in light of his extensive experience in the information services industry.

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

Eugene Robin – Director

Mr. Robin was appointed to our board of directors on March 31, 2021.  Mr. Robin is currently a principal of Cove Street Capital (“CSC”), a registered investment adviser. Mr. Robin has been employed at CSC since its founding in 2011, becoming a principal in 2014, and serves as the Senior Analyst on both the Small Cap Value and Micro Cap Value strategies of CSC. Our board of directors concluded that Mr. Robin’s investment analysis experience as well as his software and security background make him a valuable addition to the board.

Term of Office

Each director serves until our next annual meeting or until his or her successor is duly elected and qualified. Each executive officer is elected by our board of directors and serves at its discretion.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed to report transactions occurring during the fiscal year ended June 30, 2021 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with except as follows: Mr. Ahlberg failed to timely file a Form 4 reporting two transactions and a Form 4 reporting one transaction; Mr. van der Heijden failed to timely file a Form 3 and a Form 4 reporting one transaction; Mr. Nissan failed to timely file a Form 4 reporting three transactions and two Form 4s each reporting one transaction; Mr. Urban failed to timely file two Form 4s each reporting one transaction; and each of Messrs. Derycz, van Erkel, McPeak and Regazzi failed to timely file a Form 4 reporting one transaction.

Audit Committee Financial Expert

Our board of directors has a separately designated standing Audit Committee, comprised of Messrs. Regazzi (Chairman), McPeak and Robin, each of whom our board of directors has determined to be an independent director as that term is defined in the applicable rules for companies traded on NASDAQ. Our board of directors has determined that Mr. Regazzi qualifies as an “audit committee financial expert” as defined under SEC rules.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2021 and 2020

				Stock		All other
Name and principle	Fiscal	Salary	Bonus	awards		compensation		Total
Position	Year	($)	($)	($)		($)		($)
Peter Victor Derycz	2021	371,521	132,060	143,840	(1)	18,240		665,661
Executive Chairman	2020	360,700	131,557	100,090	(2)	17,066		609,413

Roy W. Olivier	2021	97,167	25,000	53,000	(3)	13,500	(4)	188,667
Interim President and Chief Executive Officer, and Director	2020	—	—	76,500	(5)	18,000	(4)	94,500

Alan Louis Urban	2021	273,180	97,980	106,718	(6)	18,964		496,842
Chief Financial Officer and Secretary	2020	265,225	97,607	74,261	(7)	17,724		454,817

Scott Ahlberg	2021	240,400	97,980	106,718	(6)	19,309		464,407
Chief Operating Officer	2020	233,400	97,607	74,261	(7)	17,889		423,157
(1)	Represents the grant date fair value of 37,200 shares of restricted stock granted on August 3, 2020, 7,277 shares of restricted stock granted on November 17, 2020, 6,225 shares of restricted stock granted on February 9, 2021, and 10,000 shares of restricted stock granted on May 11, 2021. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(2)	Represents the grant date fair value of 21,700 shares of restricted stock granted on August 1, 2019, 4,333 shares of restricted stock granted on November 12, 2019, 3,875 shares of restricted stock granted on February 11, 2020, and 4,445 shares of restricted stock granted on May 12, 2020. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(3)	Represents director stock compensation for the fair value of fully vested options granted on November 17, 2020, to purchase 50,000 shares of common stock at an exercise price of $3.13 per share.

(4)Represents director cash compensation.

(5)	Represents director stock compensation for the fair value of fully vested options granted on November 12, 2019, to purchase 50,000 shares of common stock at an exercise price of $2.13 per share.
(6)

Represents the grant date fair value of 27,600 shares of restricted stock granted on August 3, 2020, 5,399 shares of restricted stock granted on November 17, 2020, 4,618 shares of restricted stock granted on February 9, 2021, and 7,419 shares of restricted stock granted on May 11, 2021. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

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

Employment Agreements

Peter Victor Derycz

On March 29, 2021, we entered into an amended and restated executive employment agreement with Mr. Derycz. Under the terms of the executive employment agreement, Mr. Derycz has agreed to serve as our Executive Chairman on an at-will basis. The term of the agreement ends on March 28, 2024. The agreement provides for a base salary of $371,520 per year and participation in an executive bonus plan as determined by the Board. No part of Mr. Derycz’s salary is allocated to his duties as a director of our company.

The agreement contains provisions that prohibit Mr. Derycz from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Derycz of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Derycz will be eligible to receive an amount equal to his then-current base salary and bonus payable through the end of the term in the form of salary continuation if he is terminated without cause. Mr. Derycz may terminate the agreement at any time, with or without reason, upon four weeks’ advance written notice.

Roy W. Olivier

On March 29, 2021, we entered into an executive employment agreement with Mr. Olivier. Under the terms of the executive employment agreement, Mr. Olivier has agreed to serve as our Interim Chief Executive Officer and President on an at-will basis. The term of the agreement ends on September 21, 2021. The agreement provides for a base salary of $371,520 per year and participation in an executive bonus plan as determined by the Board.  No part of Mr. Olivier’s salary is allocated to his duties as a director of our company.

The agreement contains provisions that prohibit Mr. Olivier from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Olivier of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Olivier will be eligible to receive an amount equal to his then-current base salary payable through the end of the term in the form of salary continuation if he is terminated without cause. Mr. Olivier may terminate the agreement at any time, with or without reason, upon two weeks’ advance written notice.

Alan Louis Urban

On November 3, 2011, we entered into an executive employment agreement with Mr. Urban which was subsequently amended on June 30, 2021. Under the terms of the executive employment agreement, Mr. Urban has agreed to serve as our Chief Financial Officer on an at-will basis. The term of the agreement ends on June 30, 2022. The agreement provides for a base salary of $273,180 per year and participation in an executive bonus plan as determined by the Board.

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

Scott Ahlberg

On July 1, 2010, we entered into an executive employment agreement with Mr. Ahlberg which was subsequently amended on June 30, 2021. Under the terms of the executive employment agreement, Mr. Ahlberg has agreed to serve as Chief Operating Officer on an at-will basis. The term of the agreement ends on June 30, 2022. The agreement provides for a base salary of $240,400 per year and participation in an executive bonus plan as determined by the Board.

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

Marc Nissan

On July 1, 2013, we entered into an executive employment agreement with Mr. Nissan which was subsequently amended on June 30, 2021. Under the terms of the executive employment agreement, Mr. Nissan has agreed to serve as Chief Technology Officer on an at-will basis. The term of the agreement ends on June 30, 2022. The agreement provides for a base salary of $245,860 per year and participation in an executive bonus plan as determined by the Board.

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

Michiel van der Heijden

On July 1, 2020, we entered into a consulting agreement with Mr. van der Heijden which was subsequently amended on June 30, 2021. Under the terms of the consulting agreement, Mr. van der Heijden has agreed to serve as our Chief Product Officer. The agreement provides for a base salary of approximately $245,000 per year and additional bonus if certain performance targets are attained.

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

Outstanding Equity at Fiscal Year Ended June 30, 2021

The following table sets forth information regarding stock options, warrants and other stock awards (restricted stock) for each named executive officer as of June 30, 2021.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2021

	Number of	Number of
	securities	securities			Stock Awards:		Stock Awards:
	underlying	underlying	Option/	Option/	Number of		Market value of
	unexercised	unexercised	Warrant	Warrant	shares of stock		shares of stock
	options/warrants	options/warrants	exercise	expiration	that have not		that have not
Name	exercisable (#)	unexercisable (#)	price ($)	date (1)	vested (#)		vested ($)
Peter Victor Derycz	32,000	—	$1.25	2/13/2023	—		—
	16,000	—	$1.85	5/20/2023	—		—
	—	—	—	—	390	(2)	$935	(3)
	—	—	—	—	628	(4)	$1,475	(5)
	—	—	—	—	611	(6)	$1,528	(7)
	—	—	—	—	7,233	(8)	$19,892	(9)
	—	—	—	—	1,805	(10)	$5,651	(11)
	—	—	—	—	1,938	(12)	$6,781	(13)
	—	—	—	—	2,593	(14)	$7,753	(15)
	—	—	—	—	37,200	(16)	$91,140	(17)
	—	—	—	—	7,277	(18)	$15,500	(19)
	—	—	—	—	6,225	(20)	$15,500	(21)
	—	—	—	—	10,000	(22)	$21,700	(23)
Roy W. Olivier	50,000	—	$2.40	11/13/2028	—		—
	50,000	—	$3.13	11/12/2029	—		—
	50,000	—	$2.13	11/17/2030	—		—
Alan Louis Urban	125,000	—	$1.30	3/5/2022	—		—
	24,000	—	$1.15	2/6/2023	—		—
	—	—	—	—	289	(2)	$694	(3)
	—	—	—	—	466	(4)	$1,094	(5)
	—	—	—	—	453	(6)	$1,133	(7)
	—	—	—	—	5,367	(8)	$14,758	(9)
	—	—	—	—	1,340	(10)	$4,193	(11)
	—	—	—	—	1,438	(12)	$5,031	(13)
	—	—	—	—	1,924	(14)	$5,752	(15)
	—	—	—	—	27,600	(16)	$67,620	(17)
	—	—	—	—	5,399	(18)	$11,500	(19)
	—	—	—	—	4,618	(20)	$11,499	(21)
	—	—	—	—	7,419	(22)	$16,099	(23)
Scott Ahlberg	25,600	—	$1.15	2/6/2023	—		—
	75,000	—	$1.50	12/21/2022	—		—
	—	—	—	—	289	(2)	$694	(3)
	—	—	—	—	466	(4)	$1,094	(5)
	—	—	—	—	453	(6)	$1,133	(7)
	—	—	—	—	5,367	(8)	$14,758	(9)
	—	—	—	—	1,340	(10)	$4,193	(11)
	—	—	—	—	1,438	(12)	$5,031	(13)
	—	—	—	—	1,924	(14)	$5,752	(15)
	—	—	—	—	27,600	(16)	$67,620	(17)
	—	—	—	—	5,399	(18)	$11,500	(19)
	—	—	—	—	4,618	(20)	$11,499	(21)
	—	—	—	—	7,419	(22)	$16,099	(23)

(1)Stock options expire ten years from the grant date.

(2)The restricted stock was granted on November 13, 2018 and vest over a three year period, with a one year cliff vesting period.

(3)Based on a market closing price per share of common stock of $2.40 on November 13, 2018.

(4)The restricted stock was granted on February 7, 2019 and vest over a three year period, with a one year cliff vesting period.

(5)Based on a market closing price per share of common stock of $2.35 on February 7, 2019.

(6)The restricted stock was granted on May 17, 2019 and vest over a three year period, with a one year cliff vesting period.

(7)Based on a market closing price per share of common stock of $2.50 on May 17, 2019.

(8)The restricted stock was granted on August 1, 2019 and vest over a three year period, with a one year cliff vesting period.

(9)Based on a market closing price per share of common stock of $2.75 on August 1, 2019.

(10)The restricted stock was granted on November 12, 2019 and vest over a three year period, with a one year cliff vesting period.

(11)Based on a market closing price per share of common stock of $3.13 on November 12, 2019.

(12)The restricted stock was granted on February 11, 2020 and vest over a three year period, with a one year cliff vesting period.

(13)Based on a market closing price per share of common stock of $3.50 on February 11, 2020.

(14)The restricted stock was granted on May 12, 2020 and vest over a three year period, with a one year cliff vesting period.

(15)Based on a market closing price per share of common stock of $2.99 on May 12, 2020.

(16)The restricted stock was granted on August 3, 2020 and vest over a three year period, with a one year cliff vesting period.

(17)Based on a market closing price per share of common stock of $2.45 on August 3, 2020.

(18)The restricted stock was granted on November 17, 2020 and vest over a three year period, with a one year cliff vesting period.

(19)Based on a market closing price per share of common stock of $2.13 on November 17, 2020.

(20)The restricted stock was granted on February 9, 2021 and vest over a three year period, with a one year cliff vesting period.

(21)Based on a market closing price per share of common stock of $2.49 on February 9, 2021.

(22)The restricted stock was granted on May 11, 2021 and vest over a three year period, with a one year cliff vesting period.

(23)Based on a market closing price per share of common stock of $2.17 on May 11, 2021.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended June 30, 2021 and 2020

		Fees	Warrant	Warrant
		earned	and	and
		or paid	Option	Option
	Fiscal	in cash	Awards	Repurchases
Name	Year	($)	($)	($)	Total ($)
Roy W. Olivier (1)	2021	13,500	53,000	—	66,500
	2020	18,000	76,500	—	94,500
John Regazzi (2)	2021	31,500	106,000	—	137,500
	2020	36,000	153,000	—	189,000
Gen. Merrill McPeak (3)	2021	18,000	53,000	—	71,000
	2020	18,000	76,500	—	94,500
Eugene Robin (4)	2021	4,500	36,563	—	41,063
	2020	—	—	—	—
Chad J. Cooper	2021	22,500	53,000	308,313	383,813
	2020	18,000	76,500	—	94,500
(1)Outstanding equity awards as of June 30, 2021 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, and options to purchase 50,000 shares of common stock at $2.40 per share.

(2)Outstanding equity awards as of June 30, 2021 consists of options to purchase 100,000 shares of common stock at $2.13 per share, options to purchase 100,000 shares of common stock at $3.13 per share, options to purchase 100,000 shares of common stock at $2.40 per share, options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share.

(3)Outstanding equity awards as of June 30, 2021 consists of shares underlying warrants to purchase 50,000 shares of common stock at an exercise price of $1.19 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at $2.40 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, and options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share.

(4)Outstanding equity awards as of June 30, 2021 consists of options to purchase 31,250 shares of common stock at an exercise price of $2.43 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 17, 2021, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 17, 2021. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 10624 S. Eastern Ave., Ste. A-614, Henderson, NV 89052. Applicable percentage ownership in the following table is based on 26,615,484 shares of common stock outstanding as of September 17, 2021 plus, for each person, any securities that person has the right to acquire within 60 days of September 17, 2021.

	Shares
	Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	of Shares
Greater than 5% Shareholder:
Richard H. Witmer, Jr. 16 Fort Hills Lane Greenwich, CT 06831	2,608,448	9.8%
Bristol Investment Fund, Ltd. (1) 662 N. Sepulveda Blvd., Suite 300 Los Angeles, CA 90049	2,582,108	9.7%
Cove Street Capital 2101 East El Segundo Blvd., Suite 203 El Segundo, CA 90245	2,095,614	7.9%
Cowan Prime Advisors, a division of Cowan Prime Services, LLC 599 Lexington Ave., Floor 21 New York, NY 10022	1,562,200	5.9%
Directors and Executive Officers:
Peter Victor Derycz (2)	3,421,997	12.8%
Roy W. Olivier (3)	233,939	0.9%
Alan Louis Urban (4)	515,312	1.9%
Scott Ahlberg (5)	502,941	1.9%
Marc Nissan (6)	760,245	2.8%
Rogier van Erkel (7)	227,083	0.8%
Michiel van der Heijden (8)	1,736	—%
Shane Hunt (9)	163,289	0.6%
John Regazzi (10)	1,045,500	3.8%
Gen. Merrill McPeak (11)	784,608	2.9%
Eugene Robin (12)	31,250	0.1%
All Directors and Executive Officers as a group (11 persons) (13)	7,687,900	26.5%

(1)

Paul Kessler exercises voting and investment power over the shares held by Bristol Investment Fund, Ltd. and is the brother-in-law of Peter Victor Derycz. Mr. Kessler previously served as a member of our board of directors from August 18, 2014 through November 6, 2015.

(2)

Includes shares underlying options to purchase 32,000 shares of common stock at an exercise price of $1.25 per share, and options to purchase 16,000 shares of common stock at an exercise price of $1.85 per share, and 86,691 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(3)

Includes shares underlying options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, and options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, and 18,939 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(4)

Includes 5,000 shares owned by the wife of Mr. Urban, 5,000 shares owned by each of the three children of Mr. Urban, shares underlying options to purchase 125,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 24,000 shares of common stock at an exercise price of $1.15 per share, and 64,318 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(5)

Includes shares underlying options to purchase 75,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 25,600 shares of common stock at an exercise price of $1.15 per share, and 64,318 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(6)

Includes shares underlying options to purchase 100,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 100,000 shares of common stock at an exercise price of $1.30 per share, options to purchase 28,800 shares of common stock at an exercise price of $1.15 per share, and 64,318 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(7)

Includes shares underlying options to purchase 200,000 shares of common stock at an exercise price of $1.95 per share, and options to purchase 27,083 shares of common stock at an exercise price of $2.45 per share.

(8)	Includes shares underlying options to purchase 1,736 shares of common stock at an exercise price of $2.13 per share.
(9)

Includes shares underlying options to purchase 7,500 shares of common stock at an exercise price of $1.00 per share, options to purchase 12,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 10,000 shares of common stock at an exercise price of $1.59 per share, options to purchase 16,667 shares of common stock at an exercise price of $2.50 per share, options to purchase 6,000 shares of common stock at an exercise price of $2.49 per share, options to purchase 5,333 shares of common stock at an exercise price of $3.13 per share, options to purchase 4,667 shares of common stock at an exercise price of $3.50 per share, options to purchase 4,000 shares of common stock at an exercise price of $2.99 per share, options to purchase 3,333 shares of common stock at an exercise price of $2.45 per share, and options to purchase 2,667 shares of common stock at an exercise price of $2.13 per share.

(10)

Includes shares underlying options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.40 per share, and options to purchase 100,000 shares of common stock at an exercise price of $3.13 per share, and options to purchase 100,000 shares of common stock at an exercise price of $2.13 per share.

(11)

Includes shares underlying warrants to purchase 50,000 shares of common stock at an exercise price $1.19 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 125,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, and options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share.

(12)	Includes shares underlying options to purchase 31,250 shares of common stock at an exercise price of $2.43 per share.
(13)	Includes shares underlying warrants to purchase 50,000 shares of common stock, and shares underlying options to purchase 2,354,636 shares of common stock.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. On November 12, 2019, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Plan increased from 1,874,513 to 2,374,513. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. As of June 30, 2021, there were 1,100,021 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan. The following table provides information as of

June 30, 2021 with respect to the Plans, which are the only compensation plans under which our equity securities are, or have been, authorized for issuance.

			Number of securities
			remaining available
			for future issuance
	Number of securities to be	Weighted average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan, and 2017 Omnibus Incentive Plan)	3,258,408	$1.68	1,100,021
Equity compensation plans not approved by stockholders	50,000	1.19	—
Total	3,308,408		1,100,021

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

Director Independence

Our board of directors currently consists of five members: Messrs. Derycz (Executive Chairman), McPeak, Olivier, Regazzi and Robin. Our board of directors has determined that Gen. McPeak, Mr. Regazzi and Mr. Robin are independent directors as that term is defined in the applicable rules for companies traded on NASDAQ. Gen. McPeak, Mr. Regazzi and Mr. Robin are each members of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our board of directors, and each of them meets NASDAQ’s independence standards for members of such committees.

Item 14. Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, P.A., our independent registered public accountants in the fiscal years ended June 30, 2021 and 2020.

	Year Ended	Year Ended
	June 30, 2021	June 30, 2020
Audit Fees	$125,452	$118,524
Audit-Related Fees	—	—
Tax Fees	32,479	27,373
All Other Fees	—	—
Total	$157,931	$145,897

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2021 and 2020, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 23, 2021, are incorporated by reference to Item 8 of this report.

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

10.2	Form of Common Stock Purchase Warrant dated November 5, 2010. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.)++
10.3

Executive Employment Agreement dated November 3, 2011, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 9, 2011.)++

10.4	Form of Common Stock Purchase Warrant dated December 19, 2011. (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed on July 22, 2016)++
10.5

Amendment to Executive Employment Agreement dated July 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on September 28, 2012.)++

10.6

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

10.8

Amendment to Executive Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++

Exhibit Number	Description

10.9

Amendment to Executive Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Louis Urban. (Incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++

10.10

Securities Purchase Agreement dated June 23, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)

10.11

Registration Rights Agreement dated June 24, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)

10.12	Form of Common Stock Purchase Warrant dated June 24, 2016. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.13

Office Lease dated December 29, 2016 between Research Solutions, Inc. and Douglas Emmett 2014, LLC. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 6, 2017.)

10.14

Amendment to Executive Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++

10.15

Amendment to Executive Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Urban. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++

10.16

Executive Employment Agreement dated July 1, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed September 20, 2018.)++

10.17

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

10.19

Amended and Restated Loan and Security Agreement dated October 31, 2017, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed February 14, 2018.)

10.20

Consulting Agreement dated May 31, 2018, between Reprints Desk, Inc. and Rogier Sales Consultancy. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed September 20, 2018.)++

10.21

Amendment to Executive Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Urban. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++

10.22

Amendment to Executive Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++

10.23

Amendment to Executive Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++

10.24

First Amendment to Amended and Restated Loan and Security Agreement, effective December 31, 2019, among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10 K filed September 24, 2020.)

10.25

Second Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2020, among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 14, 2020.)

10.26

Amendment to Executive Employment Agreement dated June 30, 2020, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Urban. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 2, 2020.)++

Exhibit Number	Description

10.27

Amendment to Executive Employment Agreement dated June 30, 2020, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 2, 2020.)++

10.28

Amendment to Executive Employment Agreement dated June 30, 2020, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed September 2, 2020.)++

10.29

Consulting Agreement dated July 1, 2020, between Reprints Desk, Inc. and Michiel van der Heijden BV. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed September 24, 2020.)++

10.30

Amended and Restated Executive Employment Agreement dated March 29, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Peter Derycz. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 13, 2021.)++

10.31

Executive Employment Agreement dated March 29, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Roy W. Olivier. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 13, 2021.)++

10.32	Amendment to Executive Employment Agreement dated June 30, 2021, between Research Solutions, Inc., Reprints Desk, Inc. and Alan Urban.++
10.33	Amendment to Executive Employment Agreement dated June 30, 2021, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg.++
10.34	Amendment to Executive Employment Agreement dated June 30, 2021, between Research Solutions, Inc., Reprints Desk, Inc. and Marc Nissan.++
10.35	Consulting Agreement Amendment dated July 1, 2021, between Reprints Desk, Inc. and Michiel van der Heijden BV.
21	List of Subsidiaries. (Incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)
23	Consent of Independent Registered Pubic Accounting Firm.
24	Power of Attorney. (Incorporated by reference to the signature page hereto.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)++
99.2	Amendment No. 1 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 29, 2012.)++
99.3	Amendment No. 2 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 13, 2014.)++
99.4	Amendment No. 3 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 26, 2016.)++
99.5	2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 26, 2017.)++
99.6	Amendment No. 1 to 2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 21, 2019.)++
99.7	Amendment No. 2 to 2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 25, 2020).++
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Furnished herewith

++Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier

Roy W. Olivier
Date: September 23, 2021		Interim President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan Louis Urban

Alan Louis Urban
Date: September 23, 2021		Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy W. Olivier and Alan Urban, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 23, 2021
Signature	Title	Date

/s/ Roy W. Olivier
Roy W. Olivier	Interim Chief Executive Officer (Principal Executive Officer), President and Director	September 23, 2021

/s/ Alan Louis Urban
Alan Louis Urban	Chief Financial Officer (Principal Financial	September 23, 2021
and Accounting Officer) and Secretary

/s/ Peter Victor Derycz
Peter Victor Derycz	Executive Chairman	September 23, 2021

/s/ Merrill McPeak
Merrill McPeak	Director	September 23, 2021

/s/ John Regazzi
John Regazzi	Director	September 23, 2021

/s/ Eugene Robin
Eugene Robin	Director	September 23, 2021