Form 10-Q
period 2021-09-30
Research Solutions, Inc.
filed 2021-11-12
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 5, 2021
Common Stock, $0.001 par value	26,744,119

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,
	2021	June 30,
	(unaudited)	2021
Assets
Current assets:
Cash and cash equivalents	$10,871,336	$11,004,337
Accounts receivable, net of allowance of $47,695 and $51,495, respectively	4,702,686	4,717,453
Prepaid expenses and other current assets	207,813	270,252
Prepaid royalties	265,156	904,921
Total current assets	16,046,991	16,896,963

Other assets:
Property and equipment, net of accumulated depreciation of $825,050 and $824,123, respectively	21,187	20,755
Deposits and other assets	876	906
Total assets	$16,069,054	$16,918,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,461,726	$6,687,188
Deferred revenue	4,438,591	4,804,351
Total current liabilities	10,900,317	11,491,539

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 26,594,119 and 26,498,215 shares issued and outstanding, respectively	26,594	26,498
Additional paid-in capital	27,098,585	26,982,052
Accumulated deficit	(21,833,890)	(21,461,888)
Accumulated other comprehensive loss	(122,552)	(119,577)
Total stockholders’ equity	5,168,737	5,427,085
Total liabilities and stockholders’ equity	$16,069,054	$16,918,624

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020

Revenue:
Platforms	$1,509,874	$1,141,688
Transactions	6,232,630	6,606,737
Total revenue	7,742,504	7,748,425

Cost of revenue:
Platforms	245,656	203,952
Transactions	4,836,473	5,094,897
Total cost of revenue	5,082,129	5,298,849
Gross profit	2,660,375	2,449,576

Operating expenses:
Selling, general and administrative	3,023,987	2,428,938
Depreciation and amortization	2,896	3,723
Total operating expenses	3,026,883	2,432,661

Income (loss) from operations	(366,508)	16,915

Other income	276	235

Income (loss) from operations before provision for income taxes	(366,232)	17,150
Provision for income taxes	(5,770)	(2,505)

Net income (loss)	(372,002)	14,645

Other comprehensive income (loss):
Foreign currency translation	(2,975)	1,165
Comprehensive income (loss)	$(374,977)	$15,810

Income (loss) per common share:
Basic	$(0.01)	$—
Diluted	$(0.01)	$—

Weighted average common shares outstanding:
Basic	26,277,116	25,898,900
Diluted	26,277,116	26,511,180

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2021

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2021	26,498,215	$26,498	$26,982,052	$(21,461,888)	$(119,577)	$5,427,085

Fair value of vested stock options	—	—	71,999	—	—	71,999

Fair value of vested restricted common stock	115,909	116	98,995	—	—	99,111

Repurchase of common stock	(21,365)	(22)	(54,459)	—	—	(54,481)

Common stock issued upon exercise of stock options	1,360	2	(2)	—	—	—

Net loss for the period	—	—	—	(372,002)	—	(372,002)

Foreign currency translation	—	—	—	—	(2,975)	(2,975)

Balance, September 30, 2021	26,594,119	$26,594	$27,098,585	$(21,833,890)	$(122,552)	$5,168,737

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2020

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2020	26,032,263	$26,032	$26,134,819	$(21,176,799)	$(125,038)	$4,859,014

Fair value of vested stock options	—	—	77,627	—	—	77,627

Fair value of vested restricted common stock	120,000	120	93,044	—	—	93,164

Repurchase of common stock	(25,500)	(25)	(58,370)	—	—	(58,395)

Common stock issued upon exercise of stock options	63,950	64	14,036	—	—	14,100

Net income for the period	—	—	—	14,645	—	14,645

Foreign currency translation	—	—	—	—	1,165	1,165

Balance, September 30, 2020	26,190,713	$26,191	$26,261,156	$(21,162,154)	$(123,873)	$5,001,320

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020

Cash flow from operating activities:
Net income (loss)	$(372,002)	$14,645
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,896	3,723
Amortization of lease right	—	30,778
Fair value of vested stock options	71,999	77,627
Fair value of vested restricted common stock	99,111	93,164
Changes in operating assets and liabilities:
Accounts receivable	14,767	(5,831)
Prepaid expenses and other current assets	62,439	1,366
Prepaid royalties	639,765	(322,191)
Accounts payable and accrued expenses	(225,462)	1,032,896
Deferred revenue	(365,760)	31,072
Lease liability	—	(33,776)
Net cash provided by (used in) operating activities	(72,247)	923,473

Cash flow from investing activities:
Purchase of property and equipment	(3,643)	(4,304)
Net cash used in investing activities	(3,643)	(4,304)

Cash flow from financing activities:
Proceeds from the exercise of stock options	—	14,100
Common stock repurchase	(54,481)	(58,395)
Net cash used in financing activities	(54,481)	(44,295)

Effect of exchange rate changes	(2,630)	903
Net increase (decrease) in cash and cash equivalents	(133,001)	875,777
Cash and cash equivalents, beginning of period	11,004,337	9,311,556
Cash and cash equivalents, end of period	$10,871,336	$10,187,333

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,770	$2,505

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2021 and 2020 (Unaudited)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2021 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Cash denominated in Euros with a US Dollar equivalent of $68,567 and $88,807 at September 30, 2021 and June 30, 2021, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three months ended September 30, 2021 and 2020.

The following table summarizes accounts receivable concentrations:

	As of
	September 30,	June 30,
	2021	2021
Customer A	18%	14%

The following table summarizes vendor concentrations:

	Three Months Ended
	September 30,
	2021	2020
Vendor A	19%	18%
Vendor B	13%	13%

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	September 30,
	2021		2020
United States	$4,512,006	58.3%	$4,347,646	56.1%
Europe	2,658,962	34.3%	2,804,885	36.2%
Rest of World	571,536	7.4%	595,894	7.7%
Total	$7,742,504	100%	$7,748,425	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	As of September 30, 2021		As of June 30, 2021
United States	$2,658,100	56.5%	$2,798,224	59.3%
Europe	1,852,354	39.4%	1,650,030	35.0%
Rest of World	192,232	4.1%	269,199	5.7%
Total	$4,702,686	100%	$4,717,453	100%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $11,243 and a gain of $24,249 for the three months ended September 30, 2021 and 2020, respectively. Cash denominated in Euros with a US Dollar equivalent of $68,567 and $88,807 at September 30, 2021 and June 30, 2021, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Three Months Ended		Year Ended
	September 30,		June 30,
	2021	2020	2021	2020
Period end Euro : US Dollar exchange rate	1.16	1.17	1.19	1.12
Average period Euro : US Dollar exchange rate	1.18	1.16	1.19	1.11

Period end Mexican Peso : US Dollar exchange rate	0.05	0.04	0.05	0.04
Average period Mexican Peso : US Dollar exchange rate	0.05	0.04	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At September 30, 2021 potentially dilutive securities include options to acquire 3,316,695 shares of common stock, warrants to acquire 50,000 shares of common stock and unvested restricted common stock of 298,583. At September 30, 2020 potentially dilutive securities include options to acquire 3,340,580 shares of common stock, warrants to acquire 385,000 shares of common stock and unvested restricted common stock of 259,238. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three months ended September 30, 2021 because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the three months ended September

30, 2020, the calculation of diluted earnings per share includes unvested restricted common stock, stock options and warrants, calculated under the treasury stock method.

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

Note 3.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2021. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of September 30, 2021. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2021 and June 30, 2021, respectively. As of September 30, 2021, there was approximately $1,890,000 of available credit.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of September 30, 2021, there were 919,991 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2021	3,258,408	$1.68	2,930,474	$1.60	327,934	$2.46
Granted	64,121	2.66	—	—	64,121	2.66
Options vesting	—	—	98,000	2.46	(98,000)	2.46
Exercised	(5,834)	2.40	(5,834)	2.40	—	—
Forfeited	—	—	—	—	—	—
Repurchased	—	—	—	—	—	—
Outstanding at September 30, 2021	3,316,695	$1.70	3,022,640	$1.63	294,055	$2.47

The weighted average remaining contractual life of all options outstanding as of September 30, 2021 was 5.28 years. The remaining contractual life for options vested and exercisable at September 30, 2021 was 5.09 years. Furthermore, the aggregate intrinsic value of options outstanding as of September 30, 2021 was $3,167,497, and the aggregate intrinsic value of options vested and exercisable at September 30, 2021 was $3,115,487, in each case based on the fair value of the Company’s common stock on September 30, 2021.

During the three months ended September 30, 2021, the Company granted 64,121 options to employees with a fair value of $88,550 which amount will be amortized over the vesting period. The total fair value of options that vested during the three months ended September 30, 2021 was $71,999 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of September 30, 2021, the amount of unvested compensation related to stock options was $357,141 which will be recorded as an expense in future periods as the options vest.  During the three months ended September 30, 2021, the Company issued 1,360 net shares of common stock upon the exercise of 5,834 options on a cashless basis.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the three months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30,
	2021	2020
Expected dividend yield	0%	0%
Risk-free interest rate	0.92 - 1.01%	0.37%
Expected life (in years)	6	6
Expected volatility	56%	63%

Additional information regarding stock options outstanding and exercisable as of September 30, 2021 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.59	8,150	0.75	8,150
0.60	5,000	0.75	5,000
0.65	6,150	0.75	6,150
0.70	225,000	4.18	225,000
0.77	49,500	1.83	49,500
0.80	16,000	3.89	16,000
0.90	25,667	2.56	25,667
0.97	6,000	0.75	6,000
1.00	28,249	2.18	28,249
1.02	2,000	0.75	2,000
1.05	315,529	4.76	315,529
1.07	33,898	1.04	33,898
1.09	75,000	3.87	75,000
1.10	105,000	3.75	105,000
1.15	128,400	1.35	128,400
1.20	274,000	5.80	274,000
1.25	32,000	1.37	32,000
1.30	243,000	0.43	243,000
1.50	185,000	1.22	185,000
1.59	25,000	6.61	25,000
1.80	94,050	1.88	94,050
1.85	17,800	1.55	17,800
1.95	200,000	6.76	200,000
2.13	216,708	9.14	200,000
2.17	36,000	9.62	—
2.40	332,833	7.13	331,999
2.43	61,250	9.68	31,250
2.45	173,000	8.85	72,083
2.49	88,435	8.59	56,250
2.50	20,000	7.63	16,666
2.64	30,882	9.85	—
2.67	33,194	9.97	—
2.99	8,000	8.62	4,000
3.13	208,000	8.12	205,333
3.50	8,000	8.37	4,666
Total	3,316,695		3,022,640

Warrants

The following table summarizes warrant activity:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, June 30, 2021	50,000	$1.19
Granted	—	—
Exercised	—	—
Repurchased	—	—
Expired/Cancelled	—	—
Outstanding, September 30, 2021	50,000	$1.19
Exercisable, June 30, 2021	50,000	$1.19
Exercisable, September 30, 2021	50,000	$1.19

The intrinsic value for all warrants outstanding as of September 30, 2021 was $71,500, based on the fair value of the Company’s common stock on September 30, 2021.

Additional information regarding warrants outstanding and exercisable as of September 30, 2021 is as follows:

		Remaining
Warrant	Warrants	Contractual	Warrants
Exercise Price	Outstanding	Life (in years)	Exercisable
$1.19	50,000	0.22	50,000
Total	50,000		50,000

Restricted Common Stock

Prior to July 1, 2021, the Company issued 2,473,176 shares of restricted common stock to employees valued at $3,173,312, of which 2,013,600 shares have vested, 214,324 shares with fair value of $188,203 have been forfeited, and $2,503,156 has been recognized as an expense. The balance of the non-vested shares of restricted common stock was 245,252 at June 30, 2021, with an aggregate fair value of $481,953.

During the three months ended September 30, 2021, the Company issued an additional 115,909 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $306,000 based on the market price of our common stock price of $2.64 per share on the date of grant, which will be amortized over the three-year vesting period.

The total fair value of restricted common stock vesting during the three months ended September 30, 2021 was $99,111 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of September 30, 2021, the amount of unvested compensation related to issuances of restricted common stock was $688,842, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2021	245,252	$481,953	$2.47
Granted	115,909	306,000	2.64
Vested	(62,578)	(99,111)	2.52
Forfeited	—	—	—
Non-vested, September 30, 2021	298,583	$688,842	$2.53

Common Stock Repurchases

Effective as of February 9, 2021, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2021 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors. As of June 30, 2021, $349,263 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended September 30, 2021, the Company repurchased 21,365 shares of our common stock from employees at an average market price of approximately $2.55 per share for an aggregate amount of $54,481. As of September 30, 2021, $294,782 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

Note 5.  Contingencies

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

Note 6.  Subsequent Events

On October 4, 2021, the Company issued William Nurthen 100,000 shares of restricted stock in connection with his employment with the Company. These shares will vest over a four year period.

On November 5, 2021, the Company issued 50,000 shares of common stock upon the exercise of warrants for $59,500 in proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2021 and 2020 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2021	2021	2021	2020	2020	2020	2020	2019
Revenue:
Platforms	$1,509,874	$1,429,160	$1,344,183	$1,220,535	$1,141,688	$1,066,630	$1,017,789	$949,825
Transactions	6,232,630	6,788,494	6,996,349	6,229,200	6,606,737	6,819,150	7,029,617	6,580,613
Total revenue	7,742,504	8,217,654	8,340,532	7,449,735	7,748,425	7,885,780	8,047,406	7,530,438

Cost of revenue:
Platforms	245,656	257,320	233,696	217,003	203,952	153,241	177,919	162,508
Transactions	4,836,473	5,218,118	5,404,196	4,841,150	5,094,897	5,224,006	5,330,473	5,094,130
Total cost of revenue	5,082,129	5,475,438	5,637,892	5,058,153	5,298,849	5,377,247	5,508,392	5,256,638

Gross profit:
Platforms	1,264,218	1,171,840	1,110,487	1,003,532	937,736	913,389	839,870	787,317
Transactions	1,396,157	1,570,376	1,592,153	1,388,050	1,511,840	1,595,144	1,699,144	1,486,483
Total gross profit	2,660,375	2,742,216	2,702,640	2,391,582	2,449,576	2,508,533	2,539,014	2,273,800

Operating expenses:
Sales and marketing	522,951	521,220	566,713	487,571	498,374	692,096	626,956	638,837
Technology and product dev.	821,460	732,371	664,195	624,747	622,961	537,830	536,238	548,719
General and administrative	1,497,223	1,354,244	1,233,603	1,118,750	1,161,061	1,132,483	1,230,580	1,270,375
Depreciation and amortization	2,896	2,694	2,066	3,039	3,723	3,746	5,510	6,840
Stock-based comp. expense	171,110	221,589	179,345	435,949	170,791	143,054	142,237	523,632
Foreign currency transaction loss (gain)	11,243	(890)	6,648	(17,469)	(24,249)	4,214	8,648	(5,456)
Total operating expenses	3,026,883	2,831,228	2,652,570	2,652,587	2,432,661	2,513,423	2,550,169	2,982,947
Other income (expenses and income taxes)	(5,494)	136	(322)	399	(2,270)	4,331	23,101	25,721
Income (loss) from continuing operations	(372,002)	(88,876)	49,748	(260,606)	14,645	(559)	11,946	(683,426)
Gain on sale of discontinued operations	—	—	—	—	—	—	—	91,254
Net income (loss)	(372,002)	(88,876)	49,748	(260,606)	14,645	(559)	11,946	(592,172)

Basic income (loss) per common share:
Income (loss) per share from continuing operations	$(0.01)	$—	$—	$(0.01)	$—	$—	$—	$(0.03)
Income per share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) per share	$(0.01)	$—	$—	$(0.01)	$—	$—	$—	$(0.03)
Basic weighted average common shares outstanding	26,277,116	26,145,794	26,027,665	25,988,117	25,898,900	25,815,163	24,960,394	24,185,966

Diluted income (loss) per common share:
Income (loss) per share from continuing operations	$(0.01)	$—	$—	$(0.01)	$—	$—	$—	$(0.03)
Income per share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) per share	$(0.01)	$—	$—	$(0.01)	$—	$—	$—	$(0.03)
Diluted weighted average common shares outstanding	26,277,116	26,145,794	26,565,892	25,988,117	26,511,180	25,815,163	25,717,403	24,185,966

Comparison of the Three Months Ended September 30, 2021 and 2020

Results of Operations

	Three Months Ended September 30,
	2021	2020	$ Change	% Change

Revenue:
Platforms	$1,509,874	$1,141,688	$368,186	32.2%
Transactions	6,232,630	6,606,737	(374,107)	(5.7)%
Total revenue	7,742,504	7,748,425	(5,921)	(0.1)%

Cost of revenue:
Platforms	245,656	203,952	41,704	20.4%
Transactions	4,836,473	5,094,897	(258,424)	(5.1)%
Total cost of revenue	5,082,129	5,298,849	(216,720)	(4.1)%

Gross profit:
Platforms	1,264,218	937,736	326,482	34.8%
Transactions	1,396,157	1,511,840	(115,683)	(7.7)%
Total gross profit	2,660,375	2,449,576	210,799	8.6%

Operating expenses:
Sales and marketing	522,951	498,374	24,577	4.9%
Technology and product development	821,460	622,961	198,499	31.9%
General and administrative	1,497,223	1,161,061	336,162	29.0%
Depreciation and amortization	2,896	3,723	(827)	(22.2)%
Stock-based compensation expense	171,110	170,791	319	0.2%
Foreign currency transaction loss (gain)	11,243	(24,249)	35,492	146.4%
Total operating expenses	3,026,883	2,432,661	594,222	24.4%

Income (loss) from operations	(366,508)	16,915	(383,423)	(2,266.8)%

Other income	276	235	41	17.4%

Income (loss) from operations before provision for income taxes	(366,232)	17,150	(383,382)	(2,235.5)%
Provision for income taxes	(5,770)	(2,505)	(3,265)	(130.3)%

Net income (loss)	$(372,002)	$14,645	(386,647)	(2,640.1)%

Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue:
Platforms	$1,509,874	$1,141,688	$368,186	32.2%
Transactions	6,232,630	6,606,737	(374,107)	(5.7)%
Total revenue	$7,742,504	$7,748,425	$(5,921)	(0.1)%

Total revenue decreased $5,921, or 0.1%, for the three months ended September 30, 2021 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$368,186

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↓	$(374,107)	Decreased primarily due to lower order volume.

Cost of Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Cost of Revenue:
Platforms	$245,656	$203,952	$41,704	20.4%
Transactions	4,836,473	5,094,897	(258,424)	(5.1)%
Total cost of revenue	$5,082,129	$5,298,849	$(216,720)	(4.1)%

	Three Months Ended
	September 30,
	2021	2020	% Change *
As a percentage of revenue:
Platforms	16.3%	17.9%	(1.6)%
Transactions	77.6%	77.1%	0.5%
Total	65.6%	68.4%	(2.8)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.8%, from 68.4% for the previous year to 65.6%, for the three months ended September 30, 2021.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	1.6%	Decreased primarily due to proportionally lower personnel costs.
Transactions	↑	0.5%	Increased primarily due to proportionally higher personnel costs.

Gross Profit

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Gross Profit:
Platforms	$1,264,218	$937,736	$326,482	34.8%
Transactions	1,396,157	1,511,840	(115,683)	(7.7)%
Total gross profit	$2,660,375	$2,449,576	$210,799	8.6%

	Three Months Ended
	September 30,
	2021	2020	% Change*
As a percentage of revenue:
Platforms	83.7%	82.1%	1.6%
Transactions	22.4%	22.9%	(0.5)%
Total	34.4%	31.6%	2.8%

*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Operating Expenses:
Sales and marketing	$522,951	$498,374	$24,577	4.9%
Technology and product development	821,460	622,961	198,499	31.9%
General and administrative	1,497,223	1,161,061	336,162	29.0%
Depreciation and amortization	2,896	3,723	(827)	(22.2)%
Stock-based compensation expense	171,110	170,791	319	0.2%
Foreign currency transaction loss (gain)	11,243	(24,249)	35,492	146.4%
Total operating expenses	$3,026,883	$2,432,661	$594,222	24.4%

Category	Impact		Key Drivers
Sales and marketing	↑	$24,577	Increased primarily due to greater consulting expenses partially offset by lower advertising media spend and personnel costs.
Technology and product development	↑	$198,499	Increased due to greater consulting and recruiting expenses and personnel costs.
General and administrative	↑	$336,162	Increased due to greater consulting and legal expenses and personnel costs.

Net Income (Loss)

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net Income (Loss):
Income (loss)	$(372,002)	$14,645	$(386,647)	(2,640.1)%

Net loss increased $386,647 or 2,640.1%, for the three months ended September 30, 2021 compared to the prior year, primarily due to increased operating expenses, partially offset by increased gross profit as described above.

Liquidity and Capital Resources

	Three Months Ended September 30,
	2021	2020
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(72,247)	$923,473
Net cash used in investing activities	(3,643)	(4,304)
Net cash used in financing activities	(54,481)	(44,295)

Effect of exchange rate changes	(2,630)	903
Net increase (decrease) in cash and cash equivalents	(133,001)	875,777
Cash and cash equivalents, beginning of period	11,004,337	9,311,556
Cash and cash equivalents, end of period	$10,871,336	$10,187,333

Liquidity

As of September 30, 2021, we had cash and cash equivalents of $10,871,336, compared to $11,004,337 as of June 30, 2021, a decrease of $133,001. This decrease was primarily due to cash used in operating activities.

Operating Activities

Net cash used in operating activities was $72,247 for the three months ended September 30, 2021 and resulted primarily from a net loss of $372,002, a decrease in accounts payable and accrued expenses of $225,462 and a decrease in deferred revenue of $365,760, partially offset by a decrease in prepaid royalties of $639,765 and a decrease in prepaid expenses and other current assets of $62,439.

Net cash provided by operating activities was $923,473 for the three months ended September 30, 2020 and resulted primarily from an increase in accounts payable and accrued expenses of $1,032,896, partially offset by an increase in prepaid royalties of $322,191.

Investing Activities

Net cash used in investing activities was $3,643 for the three months ended September 30, 2021 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $4,304 for the three months ended September 30, 2020 and resulted from the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $54,481 for the three months ended September 30, 2021 and resulted from the repurchase of common stock of $54,481.

Net cash used in financing activities was $44,295 for the three months ended September 30, 2020 and resulted from the repurchase of common stock of $58,395, partially offset by the proceeds from the exercise of stock options of $14,100.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2021. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of September 30, 2021. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2021 and June 30, 2021, respectively. As of September 30, 2021, there was approximately $1,890,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	$ Change
Net income (loss)	$(372,002)	$14,645	$(386,647)
Add (deduct):
Other (income) expense	(276)	(235)	(41)
Foreign currency transaction loss (gain)	11,243	(24,249)	35,492
Provision for income taxes	5,770	2,505	3,265
Depreciation and amortization	2,896	3,723	(827)
Stock-based compensation	171,110	170,791	319
Adjusted EBITDA	$(181,259)	$167,180	$(348,439)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements for the fiscal quarter ended September 30, 2021, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of February 9, 2021, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2021 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors. As of June 30, 2021, $349,263 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended September 30, 2021, we repurchased 21,365 shares of our common stock from employees at an average market price of approximately $2.55 per share for an aggregate amount of $54,481. As of September 30, 2021, $294,782 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
July 2021	—	—	—	$349,263
August 2021	—	—	—	$349,263
September 2021	21,365	$2.55	—	$294,782
Total	21,365	$2.55	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Executive Employment Agreement dated October 4, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Roy W. Olivier.++
10.2	Employment Agreement dated October 4, 2021, between Research Solutions, Inc. and William A. Nurthen.++
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	INLINE XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*      Furnished herewith

++   Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: November 12, 2021		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: November 12, 2021		Chief Financial Officer (Principal Financial and Accounting Officer)