Form 10-Q
period 2021-12-31
Research Solutions, Inc.
filed 2022-02-14
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 8, 2022
Common Stock, $0.001 par value	27,103,037

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,
	2021	June 30,
	(unaudited)	2021
Assets
Current assets:
Cash and cash equivalents	$10,679,714	$11,004,337
Accounts receivable, net of allowance of $75,655 and $51,495, respectively	4,618,340	4,717,453
Prepaid expenses and other current assets	325,861	270,252
Prepaid royalties	655,146	904,921
Total current assets	16,279,061	16,896,963

Other assets:
Property and equipment, net of accumulated depreciation of $829,554 and $824,123, respectively	40,918	20,755
Deposits and other assets	880	906
Total assets	$16,320,859	$16,918,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,514,905	$6,687,188
Deferred revenue	4,741,238	4,804,351
Total current liabilities	11,256,143	11,491,539

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 26,817,056 and 26,498,215 shares issued and outstanding, respectively	26,817	26,498
Additional paid-in capital	27,475,741	26,982,052
Accumulated deficit	(22,315,475)	(21,461,888)
Accumulated other comprehensive loss	(122,367)	(119,577)
Total stockholders’ equity	5,064,716	5,427,085
Total liabilities and stockholders’ equity	$16,320,859	$16,918,624

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Revenue:
Platforms	$1,604,829	$1,220,535	$3,114,703	$2,362,223
Transactions	6,267,458	6,229,200	12,500,088	12,835,937
Total revenue	7,872,287	7,449,735	15,614,791	15,198,160

Cost of revenue:
Platforms	231,668	217,003	477,324	420,955
Transactions	4,802,959	4,841,150	9,639,432	9,936,047
Total cost of revenue	5,034,627	5,058,153	10,116,756	10,357,002
Gross profit	2,837,660	2,391,582	5,498,035	4,841,158

Operating expenses:
Selling, general and administrative	3,315,249	2,649,548	6,339,236	5,078,486
Depreciation and amortization	4,260	3,039	7,156	6,762
Total operating expenses	3,319,509	2,652,587	6,346,392	5,085,248

Loss from operations	(481,849)	(261,005)	(848,357)	(244,090)

Other income	264	399	540	634

Loss from operations before provision for income taxes	(481,585)	(260,606)	(847,817)	(243,456)
Provision for income taxes	—	—	(5,770)	(2,505)

Net loss	(481,585)	(260,606)	(853,587)	(245,961)

Other comprehensive income (loss):
Foreign currency translation	185	5,516	(2,790)	6,681
Comprehensive loss	$(481,400)	$(255,090)	$(856,377)	$(239,280)

Loss per common share:
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Weighted average common shares outstanding, basic and diluted	26,351,947	25,988,117	26,314,532	25,943,509

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended December 31, 2021

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2021	26,594,119	$26,594	$27,098,585	$(21,833,890)	$(122,552)	$5,168,737

Fair value of vested stock options	—	—	55,669	—	—	55,669

Fair value of vested restricted common stock	135,088	135	244,735	—	—	244,870

Repurchase of common stock	(5,951)	(6)	(13,325)	—	—	(13,331)

Common stock issued upon exercise of stock options	43,800	44	30,627	—	—	30,671

Common stock issued upon exercise of warrants	50,000	50	59,450	—	—	59,500

Net loss for the period	—	—	—	(481,585)	—	(481,585)

Foreign currency translation	—	—	—	—	185	185

Balance, December 31, 2021	26,817,056	$26,817	$27,475,741	$(22,315,475)	$(122,367)	$5,064,716

Balance, July 1, 2021	26,498,215	$26,498	$26,982,052	$(21,461,888)	$(119,577)	$5,427,085

Fair value of vested stock options	—	—	127,668	—	—	127,668

Fair value of vested restricted common stock	250,997	251	343,730	—	—	343,981

Repurchase of common stock	(27,316)	(28)	(67,784)	—	—	(67,812)

Common stock issued upon exercise of stock options	45,160	46	30,625	—	—	30,671

Common stock issued upon exercise of warrants	50,000	50	59,450	—	—	59,500

Net loss for the period	—	—	—	(853,587)	—	(853,587)

Foreign currency translation	—	—	—	—	(2,790)	(2,790)

Balance, December 31, 2021	26,817,056	$26,817	$27,475,741	$(22,315,475)	$(122,367)	$5,064,716

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended December 31, 2020

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2020	26,190,713	$26,191	$26,261,156	$(21,162,154)	$(123,873)	$5,001,320

Fair value of vested stock options	—	—	342,158	—	—	342,158

Fair value of vested restricted common stock	23,474	23	93,767	—	—	93,790

Repurchase of common stock	(31,167)	(31)	(68,848)	—	—	(68,879)

Common stock issued upon exercise of stock options	17,988	18	(18)	—	—	—

Common stock issued upon exercise of warrants	65,000	65	81,186	—	—	81,251

Net loss for the period	—	—	—	(260,606)	—	(260,606)

Foreign currency translation	—	—	—	—	5,516	5,516

Balance, December 31, 2020	26,266,008	$26,266	$26,709,401	$(21,422,760)	$(118,357)	$5,194,550

Balance, July 1, 2020	26,032,263	$26,032	$26,134,819	$(21,176,799)	$(125,038)	$4,859,014

Fair value of vested stock options	—	—	419,785	—	—	419,785

Fair value of vested restricted common stock	143,474	143	186,811	—	—	186,954

Repurchase of common stock	(56,667)	(56)	(127,218)	—	—	(127,274)

Common stock issued upon exercise of stock options	81,938	82	14,018	—	—	14,100

Common stock issued upon exercise of warrants	65,000	65	81,186			81,251

Net income for the period	—	—	—	(245,961)	—	(245,961)

Foreign currency translation	—	—	—	—	6,681	6,681

Balance, December 31, 2020	26,266,008	$26,266	$26,709,401	$(21,422,760)	$(118,357)	$5,194,550

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2021	2020

Cash flow from operating activities:
Net loss	$(853,587)	$(245,961)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,156	6,762
Amortization of lease right	—	61,886
Fair value of vested stock options	127,668	419,785
Fair value of vested restricted common stock	343,981	186,954
Changes in operating assets and liabilities:
Accounts receivable	99,113	221,657
Prepaid expenses and other current assets	(55,609)	(55,533)
Prepaid royalties	249,775	46,503
Accounts payable and accrued expenses	(172,283)	(550,693)
Deferred revenue	(63,113)	861,000
Lease liability	—	(67,882)
Net cash provided by (used in) operating activities	(316,899)	884,478

Cash flow from investing activities:
Purchase of property and equipment	(26,991)	(6,134)
Net cash used in investing activities	(26,991)	(6,134)

Cash flow from financing activities:
Proceeds from the exercise of stock options	30,671	14,100
Proceeds from the exercise of warrants	59,500	81,251
Common stock repurchase	(67,812)	(127,274)
Net cash provided by (used in) financing activities	22,359	(31,923)

Effect of exchange rate changes	(3,092)	5,527
Net increase (decrease) in cash and cash equivalents	(324,623)	851,948
Cash and cash equivalents, beginning of period	11,004,337	9,311,556
Cash and cash equivalents, end of period	$10,679,714	$10,163,504

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,770	$2,505

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2021 and 2020 (Unaudited)

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

Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $568,209 and $138,488 at December 31, 2021 and June 30, 2021, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and six months ended December 31, 2021 and 2020.

The following table summarizes accounts receivable concentrations:

	As of
	December 31,	June 30,
	2021	2021
Customer A	*	14%

* Less than 10%

The following table summarizes vendor concentrations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Vendor A	21%	18%	20%	18%
Vendor B	14%	13%	13%	13%

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	December 31,
	2021		2020
United States	$4,603,421	58.5%	$4,137,452	55.5%
Europe	2,717,935	34.5%	2,735,222	36.7%
Rest of World	550,931	7.0%	577,061	7.7%
Total	$7,872,287	100%	$7,449,735	100%

	Six Months Ended
	December 31,
	2021		2020
United States	$9,176,208	58.8%	$8,485,109	55.8%
Europe	5,339,058	34.2%	5,540,097	36.5%
Rest of World	1,099,525	7.0%	1,172,954	7.7%
Total	$15,614,791	100%	$15,198,160	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	As of December 31, 2021		As of June 30, 2021
United States	$2,637,206	57.1%	$2,798,224	59.3%
Europe	1,750,037	37.9%	1,650,030	35.0%
Rest of World	231,097	5.0%	269,199	5.7%
Total	$4,618,340	100%	$4,717,453	100%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $11,982 and $23,225 for the three and six months ended December 31, 2021, respectively and gain of $17,469 and $41,718 for the three and six months ended December 31, 2020, respectively. Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $568,209 and $138,488 at December 31, 2021 and June 30, 2021, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Six Months Ended		Year Ended
	December 31,		June 30,
	2021	2020	2021	2020
Period end Euro : US Dollar exchange rate	1.13	1.23	1.19	1.12
Average period Euro : US Dollar exchange rate	1.17	1.17	1.19	1.11

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.04
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At December 31, 2021 potentially dilutive securities include options to acquire 3,272,850 shares of common stock and unvested restricted common stock of 345,726. At December 31, 2020 potentially dilutive securities include options to acquire 3,564,018 shares of common stock, warrants to acquire 320,000 shares of common stock and unvested restricted common stock of 250,553. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three and six months ended December 31, 2021 and 2020 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Note 3.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2021. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of December 31, 2021. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2021 and June 30, 2021, respectively. As of December 31, 2021, there was approximately $1,858,000 of available credit.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of December 31, 2021, there were 4,284,903 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2021	3,258,408	$1.68	2,930,474	$1.60	327,934	$2.46
Granted	64,076	2.66	—	—	64,076	2.66
Options vesting	—	—	134,295	2.46	(134,295)	2.46
Exercised	(49,634)	0.90	(49,634)	0.90	—	—
Forfeited	—	—	—	—	—	—
Repurchased	—	—	—	—	—	—
Outstanding at December 31, 2021	3,272,850	$1.71	3,015,135	$1.65	257,715	$2.47

The weighted average remaining contractual life of all options outstanding as of December 31, 2021 was 5.09 years. The remaining contractual life for options vested and exercisable at December 31, 2021 was 4.75 years. Furthermore, the aggregate intrinsic value of options outstanding as of December 31, 2021 was $2,609,281, and the aggregate intrinsic value of options vested and exercisable at December 31, 2021 was $2,593,873, in each case based on the fair value of the Company’s common stock on December 31, 2021.

During the six months ended December 31, 2021, the Company granted 64,076 options to employees with a fair value of $88,448 which amount will be amortized over the vesting period. The total fair value of options that vested during the six months ended December 31, 2021 was $127,668 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of December 31, 2021, the amount of unvested compensation related to stock options was $301,472 which will be recorded as an expense in future periods as the options vest.  During the six months ended December 31, 2021, the Company issued 45,160 net shares of common stock upon the exercise of options underlying 49,634 shares of common stock, resulting in net cash proceeds of $30,671.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the six months ended December 31, 2021 and 2020.

	Six Months Ended
	December 31,
	2021	2020
Expected dividend yield	0%	0%
Risk-free interest rate	0.92 - 1.01%	0.37 - 0.51%
Expected life (in years)	6	5 - 6
Expected volatility	56%	60 - 63%

Additional information regarding stock options outstanding and exercisable as of December 31, 2021 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	3.93	225,000
0.77	25,000	2.63	25,000
0.80	16,000	3.64	16,000
0.90	25,667	2.31	25,667
0.97	6,000	0.50	6,000
1.00	28,249	1.93	28,249
1.02	2,000	0.50	2,000
1.05	315,529	4.51	315,529
1.07	33,898	0.79	33,898
1.09	75,000	3.62	75,000
1.10	105,000	3.50	105,000
1.15	128,400	1.10	128,400
1.20	274,000	5.55	274,000
1.25	32,000	1.12	32,000
1.30	243,000	0.18	243,000
1.50	185,000	0.97	185,000
1.59	25,000	6.36	25,000
1.80	94,050	1.63	94,050
1.85	17,800	1.29	17,800
1.95	200,000	6.51	200,000
2.13	216,708	8.88	206,960
2.17	35,955	9.36	—
2.40	332,833	6.87	332,833
2.43	61,250	9.43	31,250
2.45	173,000	8.59	86,500
2.49	88,435	8.34	66,666
2.50	20,000	7.38	18,333
2.64	30,882	9.60	—
2.67	33,194	9.72	—
2.99	8,000	8.37	4,667
3.13	208,000	7.87	206,000
3.50	8,000	8.12	5,333
Total	3,272,850		3,015,135

Warrants

The following table summarizes warrant activity:

Weighted
Average
	Number of	Exercise
	Warrants	Price
Outstanding, June 30, 2021	50,000	$1.19
Granted	—	—
Exercised	(50,000)	1.19
Repurchased	—	—
Expired/Cancelled	—	—
Outstanding, December 31, 2021	—	$—
Exercisable, June 30, 2021	50,000	$1.19
Exercisable, December 31, 2021	—	$—

During the six months ended December 31, 2021, certain holder of warrants to purchase shares of the Company’s common stock at a per share exercise price of $1.19 exercised those warrants to purchase 50,000 shares of common stock, generating gross proceeds to the Company of $59,500.

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

During the six months ended December 31, 2021, the Company issued an additional 250,997 shares of restricted stock to employees. Of this amount, 150,997 shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The remaining 100,000 shares vest over a four year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $643,842 based on the market price of our common stock price ranging from $2.19 to $2.64 per share on the date of grant, which will be amortized over the range of three and four-year vesting periods.

The total fair value of restricted common stock vesting during the six months ended December 31, 2021 was $343,981 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2021, the amount of unvested compensation related to issuances of restricted common stock was $781,814, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2021	245,252	$481,953	$2.47
Granted	250,997	643,842	2.57
Vested	(150,523)	(343,981)	2.51
Forfeited	—	—	—
Non-vested, December 31, 2021	345,726	$781,814	$2.52

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

During the six months ended December 31, 2021, the Company repurchased 27,316 shares of our common stock from employees at an average market price of approximately $2.48 per share for an aggregate amount of $67,812. As of December 31, 2021, $281,451 remains under the current authorization to repurchase our outstanding common stock from our employees.

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

Note 6. Subsequent Events

Stock Options

On January 18, 2022, the Company granted stock options underlying 5,000 shares of common stock to an employee with a fair value of approximately $5,800. The options vest over a three-year period, and have a term of ten years.

On February 8, 2022, the Company granted stock options underlying 238,767 shares of common stock to the board of directors with a fair value of approximately $247,000. The options vest immediately.

Restricted Common Stock

On February 8, 2022, the Company issued 42,214 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met.

The aggregate value of the stock award was $88,650 based on the market price of our common stock of $2.10 per share on the date of grant, which will be amortized over the three-year vesting period.

Line of Credit

On February 14, 2022, SVB provided a short-term extension of the maturity date of the Loan and Security Agreement to facilitate the completion of negotiations regarding the extension of the term and other provisions under the Loan and Security Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Dec 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2021	2021	2021	2021	2020	2020	2020	2020
Revenue:
Platforms	$1,604,829	$1,509,874	$1,429,160	$1,344,183	$1,220,535	$1,141,688	$1,066,630	$1,017,789
Transactions	6,267,458	6,232,630	6,788,494	6,996,349	6,229,200	6,606,737	6,819,150	7,029,617
Total revenue	7,872,287	7,742,504	8,217,654	8,340,532	7,449,735	7,748,425	7,885,780	8,047,406

Cost of revenue:
Platforms	231,668	245,656	257,320	233,696	217,003	203,952	153,241	177,919
Transactions	4,802,959	4,836,473	5,218,118	5,404,196	4,841,150	5,094,897	5,224,006	5,330,473
Total cost of revenue	5,034,627	5,082,129	5,475,438	5,637,892	5,058,153	5,298,849	5,377,247	5,508,392

Gross profit:
Platforms	1,373,161	1,264,218	1,171,840	1,110,487	1,003,532	937,736	913,389	839,870
Transactions	1,464,499	1,396,157	1,570,376	1,592,153	1,388,050	1,511,840	1,595,144	1,699,144
Total gross profit	2,837,660	2,660,375	2,742,216	2,702,640	2,391,582	2,449,576	2,508,533	2,539,014

Operating expenses:
Sales and marketing	518,357	522,951	521,220	566,713	487,571	498,374	692,096	626,956
Technology and product dev.	868,236	821,460	732,371	664,195	624,747	622,961	537,830	536,238
General and administrative	1,616,135	1,497,223	1,354,244	1,233,603	1,118,750	1,161,061	1,132,483	1,230,580
Depreciation and amortization	4,260	2,896	2,694	2,066	3,039	3,723	3,746	5,510
Stock-based comp. expense	300,539	171,110	221,589	179,345	435,949	170,791	143,054	142,237
Foreign currency transaction loss (gain)	11,982	11,243	(890)	6,648	(17,469)	(24,249)	4,214	8,648
Total operating expenses	3,319,509	3,026,883	2,831,228	2,652,570	2,652,587	2,432,661	2,513,423	2,550,169
Other income (expenses and income taxes)	264	(5,494)	136	(322)	399	(2,270)	4,331	23,101
Net income (loss)	(481,585)	(372,002)	(88,876)	49,748	(260,606)	14,645	(559)	11,946

Basic income (loss) per common share:
Net income (loss) per share	$(0.02)	$(0.01)	$—	$—	$(0.01)	$—	$—	$—
Basic weighted average common shares outstanding	26,351,947	26,277,116	26,145,794	26,027,665	25,988,117	25,898,900	25,815,163	24,960,394

Diluted income (loss) per common share:
Net income (loss) per share	$(0.02)	$(0.01)	$—	$—	$(0.01)	$—	$—	$—
Diluted weighted average common shares outstanding	26,351,947	26,277,116	26,145,794	26,565,892	25,988,117	26,511,180	25,815,163	25,717,403

Comparison of the Three and Six Months Ended December 31, 2021 and 2020

Results of Operations

	Three Months Ended December 31,
	2021	2020	$ Change	% Change

Revenue:
Platforms	$1,604,829	$1,220,535	$384,294	31.5%
Transactions	6,267,458	6,229,200	38,258	0.6%
Total revenue	7,872,287	7,449,735	422,552	5.7%

Cost of revenue:
Platforms	231,668	217,003	14,665	6.8%
Transactions	4,802,959	4,841,150	(38,191)	(0.8)%
Total cost of revenue	5,034,627	5,058,153	(23,526)	(0.5)%

Gross profit:
Platforms	1,373,161	1,003,532	369,629	36.8%
Transactions	1,464,499	1,388,050	76,449	5.5%
Total gross profit	2,837,660	2,391,582	446,078	18.7%

Operating expenses:
Sales and marketing	518,357	487,571	30,786	6.3%
Technology and product development	868,236	624,747	243,489	39.0%
General and administrative	1,616,135	1,118,750	497,385	44.5%
Depreciation and amortization	4,260	3,039	1,221	40.2%
Stock-based compensation expense	300,539	435,949	(135,410)	(31.1)%
Foreign currency transaction loss (gain)	11,982	(17,469)	29,451	168.6%
Total operating expenses	3,319,509	2,652,587	666,922	25.1%

Loss from operations	(481,849)	(261,005)	(220,844)	(84.6)%

Other income	264	399	(135)	(33.8)%

Net loss	$(481,585)	$(260,606)	(220,979)	(84.8)%

	Six Months Ended December 31,
	2021	2020	$ Change	% Change

Revenue:
Platforms	$3,114,703	$2,362,223	$752,480	31.9%
Transactions	12,500,088	12,835,937	(335,849)	(2.6)%
Total revenue	15,614,791	15,198,160	416,631	2.7%

Cost of revenue:
Platforms	477,324	420,955	56,369	13.4%
Transactions	9,639,432	9,936,047	(296,615)	(3.0)%
Total cost of revenue	10,116,756	10,357,002	(240,246)	(2.3)%

Gross profit:
Platforms	2,637,379	1,941,268	696,111	35.9%
Transactions	2,860,656	2,899,890	(39,234)	(1.4)%
Total gross profit	5,498,035	4,841,158	656,877	13.6%

Operating expenses:
Sales and marketing	1,041,308	985,945	55,363	5.6%
Technology and product development	1,689,696	1,247,708	441,988	35.4%
General and administrative	3,113,358	2,279,812	833,546	36.6%
Depreciation and amortization	7,156	6,762	394	5.8%
Stock-based compensation expense	471,649	606,739	(135,090)	(22.3)%
Foreign currency transaction loss (gain)	23,225	(41,718)	64,943	155.7%
Total operating expenses	6,346,392	5,085,248	1,261,144	24.8%

Loss from operations	(848,357)	(244,090)	(604,267)	(247.6)%

Other income	540	634	(94)	(14.8)%

Loss from operations before provision for income taxes	(847,817)	(243,456)	(604,361)	(248.2)%
Provision for income taxes	(5,770)	(2,505)	(3,265)	(130.3)%

Net loss	$(853,587)	$(245,961)	$(607,626)	(247.0)%

Revenue

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
Revenue:
Platforms	$1,604,829	$1,220,535	$384,294	31.5%
Transactions	6,267,458	6,229,200	38,258	0.6%
Total revenue	$7,872,287	$7,449,735	$422,552	5.7%

Total revenue increased $422,552, or 5.7%, for the three months ended December 31, 2021 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$384,294

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↑	$38,258	Increased primarily due to higher copyright revenues.

	Six Months Ended December 31,
	2021	2020	$ Change	% Change
Revenue:
Platforms	$3,114,703	$2,362,223	$752,480	31.9%
Transactions	12,500,088	12,835,937	(335,849)	(2.6)%
Total revenue	$15,614,791	$15,198,160	$416,631	2.7%

Total revenue increased $416,631, or 2.7%, for the six months ended December 31, 2021 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$752,480

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↓	$335,849	Decreased primarily due to lower order volume.

Cost of Revenue

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
Cost of Revenue:
Platforms	$231,668	$217,003	$14,665	6.8%
Transactions	4,802,959	4,841,150	(38,191)	(0.8)%
Total cost of revenue	$5,034,627	$5,058,153	$(23,526)	(0.5)%

	Three Months Ended
	December 31,
	2021	2020	% Change *
As a percentage of revenue:
Platforms	14.4%	17.8%	(3.4)%
Transactions	76.6%	77.7%	(1.1)%
Total	64.0%	67.9%	(3.9)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 3.9%, from 67.9% for the previous year to 64%, for the three months ended December 31, 2021.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	3.4%	Decreased primarily due to proportionally lower personnel costs.
Transactions	↓	1.1%	Decreased primarily due to proportionally lower copyright expenses and personnel costs.

	Six Months Ended December 31,
	2021	2020	$ Change	% Change
Cost of Revenue:
Platforms	$477,324	$420,955	$56,369	13.4%
Transactions	9,639,432	9,936,047	(296,615)	(3.0)%
Total cost of revenue	$10,116,756	$10,357,002	$(240,246)	(2.3)%

	Six Months Ended
	December 31,
	2021	2020	% Change *
As a percentage of revenue:
Platforms	15.3%	17.8%	(2.5)%
Transactions	77.1%	77.4%	(0.3)%
Total	64.8%	68.1%	(3.3)%

*The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 3.3%, from 68.1% for the previous year to 64.8%, for the six months ended December 31, 2021.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	2.5%	Decreased primarily due to proportionally lower personnel costs.
Transactions	↓	0.3%	Decreased primarily due to proportionally lower copyright expenses and personnel costs.

Gross Profit

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
Gross Profit:
Platforms	$1,373,161	$1,003,532	$369,629	36.8%
Transactions	1,464,499	1,388,050	76,449	5.5%
Total gross profit	$2,837,660	$2,391,582	$446,078	18.7%

	Three Months Ended
	December 31,
	2021	2020	% Change*
As a percentage of revenue:
Platforms	85.6%	82.2%	3.4%
Transactions	23.4%	22.3%	1.1%
Total	36.0%	32.1%	3.9%
*	The difference between current and prior period gross profit as a percentage of revenue

	Six Months Ended December 31,
	2021	2020	$ Change	% Change
Gross Profit:
Platforms	$2,637,379	$1,941,268	$696,111	35.9%
Transactions	2,860,656	2,899,890	(39,234)	(1.4)%
Total gross profit	$5,498,035	$4,841,158	$656,877	13.6%

	Six Months Ended
	December 31,
	2021	2020	% Change*
As a percentage of revenue:
Platforms	84.7%	82.2%	2.5%
Transactions	22.9%	22.6%	0.3%
Total	35.2%	31.9%	3.3%

*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
Operating Expenses:
Sales and marketing	$518,357	$487,571	$30,786	6.3%
Technology and product development	868,236	624,747	243,489	39.0%
General and administrative	1,616,135	1,118,750	497,385	44.5%
Depreciation and amortization	4,260	3,039	1,221	40.2%
Stock-based compensation expense	300,539	435,949	(135,410)	(31.1)%
Foreign currency transaction loss (gain)	11,982	(17,469)	29,451	168.6%
Total operating expenses	$3,319,509	$2,652,587	$666,922	25.1%

Category	Impact		Key Drivers
Sales and marketing	↑	$30,786	Increased primarily due to greater consulting expenses partially offset by lower personnel costs.
Technology and product development	↑	$243,489	Increased due to greater consulting and personnel costs.
General and administrative	↑	$497,385	Increased due to greater personnel costs and consulting and legal expenses. Greater personnel costs include separation costs paid to a former officer.

	Six Months Ended December 31,
	2021	2020	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,041,308	$985,945	$55,363	5.6%
Technology and product development	1,689,696	1,247,708	441,988	35.4%
General and administrative	3,113,358	2,279,812	833,546	36.6%
Depreciation and amortization	7,156	6,762	394	5.8%
Stock-based compensation expense	471,649	606,739	(135,090)	(22.3)%
Foreign currency transaction loss (gain)	23,225	(41,718)	64,943	155.7%
Total operating expenses	$6,346,392	$5,085,248	$1,261,144	24.8%

Category	Impact		Key Drivers
Sales and marketing	↑	$55,363	Increased primarily due to greater consulting expenses partially offset by lower advertising media spend and personnel costs.
Technology and product development	↑	$441,988	Increased due to greater consulting and recruiting expenses and personnel costs.
General and administrative	↑	$833,546	Increased due to greater personnel costs and consulting and legal expenses. Greater personnel costs include separation costs paid to a former officer.

Net Income (Loss)

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
Net Income (Loss):
Net loss	$(481,585)	$(260,606)	$(220,979)	(84.8)%

Net loss increased $220,979 or 84.8%, for the three months ended December 31, 2021 compared to the prior year, primarily due to increased operating expenses, partially offset by increased gross profit as described above.

	Six Months Ended December 31,
	2021	2020	$ Change	% Change
Net Income (Loss):
Net loss	$(853,587)	$(245,961)	$(607,626)	(247.0)%

Net loss increased $607,626 or 247%, for the six months ended December 31, 2021 compared to the prior year, primarily due to increased operating expenses, partially offset by increased gross profit as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
	2021	2020
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(316,899)	$884,478
Net cash used in investing activities	(26,991)	(6,134)
Net cash provided by (used in) financing activities	22,359	(31,923)

Effect of exchange rate changes	(3,092)	5,527
Net increase (decrease) in cash and cash equivalents	(324,623)	851,948
Cash and cash equivalents, beginning of period	11,004,337	9,311,556
Cash and cash equivalents, end of period	$10,679,714	$10,163,504

Liquidity

As of December 31, 2021, we had cash and cash equivalents of $10,679,714, compared to $11,004,337 as of June 30, 2021, a decrease of $324,623. This decrease was primarily due to cash used in operating activities.

Operating Activities

Net cash used in operating activities was $316,899 for the six months ended December 31, 2021 and resulted primarily from a net loss of $853,587 and a decrease in accounts payable and accrued expenses of $172,283, partially offset by a decrease in prepaid royalties of $249,775 and a decrease in accounts receivable of $99,113.

Net cash provided by operating activities was $884,478 for the six months ended December 31, 2020 and resulted primarily from an increase in deferred revenue of $861,000 and a decrease in accounts receivable of $221,657, partially offset by a decrease in accounts payable and accrued expenses of $550,693.

Investing Activities

Net cash used in investing activities was $26,991 for the six months ended December 31, 2021 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $6,134 for the six months ended December 31, 2020 and resulted from the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $22,359 for the six months ended December 31, 2021 and resulted from the proceeds from the exercise of warrants of $59,500 and the proceeds from the exercise of options of $30,671, partially offset by the repurchase of common stock of $67,812.

Net cash used in financing activities was $31,923 for the six months ended December 31, 2020 and resulted from the repurchase of common stock of $127,274, partially offset by the proceeds from the exercise of warrants of $81,251.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 14, 2022, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2021. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0, and maintaining tangible net worth of $1,500,000, plus 50% of net income for the fiscal quarter ended from and after December 31, 2017, plus 50% of the dollar value of equity issuances after October 1, 2017 and the principal amount of subordinated debt. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.5%. The interest rate on the line of credit was 5.5% as of December 31, 2021. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2021 and June 30, 2021, respectively. As of December 31, 2021, there was approximately $1,858,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended
	December 31,
	2021	2020	$ Change
Net income (loss)	$(481,585)	$(260,606)	$(220,979)
Add (deduct):
Other (income) expense	(264)	(399)	135
Foreign currency transaction loss (gain)	11,982	(17,469)	29,451
Depreciation and amortization	4,260	3,039	1,221
Stock-based compensation	300,539	435,949	(135,410)
Adjusted EBITDA	$(165,068)	$160,514	$(325,582)

	Six Months Ended
	December 31,
	2021	2020	$ Change
Net income (loss)	$(853,587)	$(245,961)	$(607,626)
Add (deduct):
Other (income) expense	(540)	(634)	94
Foreign currency transaction loss (gain)	23,225	(41,718)	64,943
Provision for income taxes	5,770	2,505	3,265
Depreciation and amortization	7,156	6,762	394
Stock-based compensation	471,649	606,739	(135,090)
Adjusted EBITDA	$(346,327)	$327,693	$(674,020)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements for the fiscal quarter ended December 31, 2021, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

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

During the three months ended December 31, 2021, we repurchased 5,951 shares of our common stock from employees at an average market price of approximately $2.24 per share for an aggregate amount of $13,331. As of December 31, 2021, $281,451 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
October 2021	—	—	—	$294,782
November 2021	—	—	—	$294,782
December 2021	5,951	$2.24	—	$281,451
Total	5,951	$2.24	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1

Amended and Restated Executive Employment Agreement dated October 4, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Roy W. Olivier. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 2021.++

10.2

Employment Agreement dated October 4, 2021, between Research Solutions, Inc. and William A. Nurthen. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 2021.++

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: February 14, 2022		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: February 14, 2022		Chief Financial Officer (Principal Financial and Accounting Officer)