Form 10-Q
period 2022-03-31
Research Solutions, Inc.
filed 2022-05-13
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 10, 2022
Common Stock, $0.001 par value	27,064,215

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,
	2022	June 30,
	(unaudited)	2021
Assets
Current assets:
Cash and cash equivalents	$10,640,521	$11,004,337
Accounts receivable, net of allowance of $80,655 and $51,495, respectively	5,622,368	4,717,453
Prepaid expenses and other current assets	338,236	270,252
Prepaid royalties	959,208	904,921
Total current assets	17,560,333	16,896,963

Other assets:
Property and equipment, net of accumulated depreciation of $836,339 and $824,123, respectively	43,671	20,755
Deposits and other assets	905	906
Total assets	$17,604,909	$16,918,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,084,276	$6,687,188
Deferred revenue	5,342,828	4,804,351
Total current liabilities	12,427,104	11,491,539

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 27,000,844 and 26,498,215 shares issued and outstanding, respectively	27,001	26,498
Additional paid-in capital	27,927,567	26,982,052
Accumulated deficit	(22,656,005)	(21,461,888)
Accumulated other comprehensive loss	(120,758)	(119,577)
Total stockholders’ equity	5,177,805	5,427,085
Total liabilities and stockholders’ equity	$17,604,909	$16,918,624

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenue:
Platforms	$1,786,224	$1,344,183	$4,900,927	$3,706,406
Transactions	6,971,128	6,996,349	19,471,216	19,832,286
Total revenue	8,757,352	8,340,532	24,372,143	23,538,692

Cost of revenue:
Platforms	219,051	233,696	696,375	654,651
Transactions	5,299,804	5,404,196	14,939,236	15,340,243
Total cost of revenue	5,518,855	5,637,892	15,635,611	15,994,894
Gross profit	3,238,497	2,702,640	8,736,532	7,543,798

Operating expenses:
Selling, general and administrative	3,573,454	2,650,504	9,912,690	7,728,990
Depreciation and amortization	4,988	2,066	12,144	8,828
Total operating expenses	3,578,442	2,652,570	9,924,834	7,737,818

Income (loss) from operations	(339,945)	50,070	(1,188,302)	(194,020)

Other income	237	250	777	884

Income (loss) from operations before provision for income taxes	(339,708)	50,320	(1,187,525)	(193,136)
Provision for income taxes	(822)	(572)	(6,592)	(3,077)

Net income (loss)	(340,530)	49,748	(1,194,117)	(196,213)

Other comprehensive income (loss):
Foreign currency translation	1,609	(3,333)	(1,181)	3,348
Comprehensive income (loss)	$(338,921)	$46,415	$(1,195,298)	$(192,865)

Basic income (loss) per common share:
Net income (loss) per share	$(0.01)	$—	$(0.05)	$(0.01)
Weighted average common shares outstanding	26,512,195	26,027,665	26,392,949	25,966,072

Diluted income (loss) per common share:
Net income (loss) per share	$(0.01)	$—	$(0.05)	$(0.01)
Weighted average common shares outstanding	26,512,195	26,565,892	26,392,949	25,966,072

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2022

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2021	26,817,056	$26,817	$27,475,741	$(22,315,475)	$(122,367)	$5,064,716

Fair value of vested stock options	—	—	296,782	—	—	296,782

Fair value of vested restricted common stock	42,214	42	102,410	—	—	102,452

Repurchase of common stock	(6,086)	(6)	(14,235)	—	—	(14,241)

Common stock issued upon exercise of stock options	147,660	148	66,869	—	—	67,017

Net loss for the period	—	—	—	(340,530)	—	(340,530)

Foreign currency translation	—	—	—	—	1,609	1,609

Balance, March 31, 2022	27,000,844	$27,001	$27,927,567	$(22,656,005)	$(120,758)	$5,177,805

Balance, July 1, 2021	26,498,215	$26,498	$26,982,052	$(21,461,888)	$(119,577)	$5,427,085

Fair value of vested stock options	—	—	424,450	—	—	424,450

Fair value of vested restricted common stock	293,211	293	446,140	—	—	446,433

Repurchase of common stock	(33,402)	(34)	(82,019)	—	—	(82,053)

Common stock issued upon exercise of stock options	192,820	194	97,494	—	—	97,688

Common stock issued upon exercise of warrants	50,000	50	59,450	—	—	59,500

Net loss for the period	—	—	—	(1,194,117)	—	(1,194,117)

Foreign currency translation	—	—	—	—	(1,181)	(1,181)

Balance, March 31, 2022	27,000,844	$27,001	$27,927,567	$(22,656,005)	$(120,758)	$5,177,805

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021

Cash flow from operating activities:
Net loss	$(1,194,117)	$(196,213)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,144	8,828
Amortization of lease right	—	72,331
Fair value of vested stock options	424,450	504,936
Fair value of vested restricted common stock	446,433	281,148
Changes in operating assets and liabilities:
Accounts receivable	(904,915)	(563,829)
Prepaid expenses and other current assets	(67,984)	(75,473)
Prepaid royalties	(54,287)	(23,146)
Deposits and other assets	—	5,360
Accounts payable and accrued expenses	397,088	1,208,474
Deferred revenue	538,477	1,076,966
Lease liability	—	(79,326)
Net cash provided by (used in) operating activities	(402,711)	2,220,056

Cash flow from investing activities:
Purchase of property and equipment	(34,251)	(11,853)
Net cash used in investing activities	(34,251)	(11,853)

Cash flow from financing activities:
Proceeds from the exercise of stock options	97,688	88,850
Proceeds from the exercise of warrants	59,500	81,251
Common stock repurchase	(82,053)	(150,386)
Repurchase of stock options and warrants	—	(308,313)
Net cash provided by (used in) financing activities	75,135	(288,598)

Effect of exchange rate changes	(1,989)	2,401
Net increase (decrease) in cash and cash equivalents	(363,816)	1,922,006
Cash and cash equivalents, beginning of period	11,004,337	9,311,556
Cash and cash equivalents, end of period	$10,640,521	$11,233,562

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,592	$3,077

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2022 and 2021 (Unaudited)

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

Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $963,825 and $138,488 at March 31, 2022 and June 30, 2021, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and nine months ended March 31, 2022 and 2021.

The following table summarizes accounts receivable concentrations:

	As of
	March 31,	June 30,
	2022	2021
Customer A	*	14%

* Less than 10%

The following table summarizes vendor concentrations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Vendor A	22%	22%	21%	19%
Vendor B	14%	13%	13%	13%

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	March 31,
	2022		2021
United States	$5,027,965	57.4%	$4,600,913	55.2%
Europe	3,159,984	36.1%	3,134,387	37.6%
Rest of World	569,403	6.5%	605,232	7.3%
Total	$8,757,352	100%	$8,340,532	100%

	Nine Months Ended
	March 31,
	2022		2021
United States	$14,222,605	58.4%	$13,100,900	55.7%
Europe	8,488,722	34.8%	8,666,032	36.8%
Rest of World	1,660,816	6.8%	1,771,760	7.5%
Total	$24,372,143	100%	$23,538,692	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	As of March 31, 2022		As of June 30, 2021
United States	$3,345,122	59.5%	$2,798,224	59.3%
Europe	1,979,689	35.2%	1,650,030	35.0%
Rest of World	297,557	5.3%	269,199	5.7%
Total	$5,622,368	100%	$4,717,453	100%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $29,394 and $6,648 for the three months ended March 31, 2022 and 2021, respectively and a loss of $52,619 and a gain of $35,070 for the nine months ended March 31, 2022 and 2021, respectively. Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $963,825 and $138,488 at March 31, 2022 and June 30, 2021, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Nine Months Ended		Year Ended
	March 31,		June 30,
	2022	2021	2021	2020
Period end Euro : US Dollar exchange rate	1.11	1.17	1.19	1.12
Average period Euro : US Dollar exchange rate	1.15	1.18	1.19	1.11

Period end GBP : US Dollar exchange rate	1.31	1.38	1.38	1.23
Average period GBP : US Dollar exchange rate	1.36	1.32	1.34	1.26

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.04
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At March 31, 2022 potentially dilutive securities include options to acquire 3,249,617 shares of common stock and unvested restricted common stock of 364,675. At March 31, 2021 potentially dilutive securities include options to acquire 3,261,203 shares of common stock, warrants to acquire 220,000 shares of common stock and unvested restricted common stock of 241,197. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three months ended March 31, 2022 and nine months ended March 31, 2022 and 2021 because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the three months ended March 31, 2021, the calculation of diluted earnings per share includes unvested restricted common stock, stock options and warrants, calculated under the treasury stock method.

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

Note 3.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2022. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least

1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 5.0% as of March 31, 2022. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2022 and June 30, 2021, respectively. As of March 31, 2022, there was approximately $2,204,000 of available credit.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of March 31, 2022, there were 3,998,967 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2021	3,258,408	$1.68	2,930,474	$1.60	327,934	$2.46
Granted	307,843	2.22	—	—	307,843	2.22
Options vesting	—	—	402,302	2.25	(402,302)	2.25
Exercised	(316,634)	1.23	(316,634)	1.23	—	—
Forfeited	—	—	—	—	—	—
Repurchased	—	—	—	—	—	—
Outstanding at March 31, 2022	3,249,617	$1.78	3,016,142	$1.73	233,475	$2.46

The weighted average remaining contractual life of all options outstanding as of March 31, 2022 was 5.62 years. The remaining contractual life for options vested and exercisable at March 31, 2022 was 5.36 years. Furthermore, the aggregate intrinsic value of options outstanding and of options vested and exercisable as of March 31, 2022 was $1,607,080, in each case based on the fair value of the Company’s common stock on March 31, 2022.

During the nine months ended March 31, 2022, the Company granted 307,843 options to employees and directors with a fair value of $342,566 which amount will be amortized over the vesting period. The total fair value of options that vested during the nine months ended March 31, 2022 was $424,450 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of March 31, 2022, the amount of unvested compensation related to stock options was $258,807 which will be recorded as an expense in future periods as the options vest.  During the nine months ended March 31, 2022, the Company issued 192,820 net shares of common stock upon the exercise of options underlying 316,634 shares of common stock, resulting in net cash proceeds of $97,688.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the nine months ended March 31, 2022 and 2021.

	Nine Months Ended
	March 31,
	2022	2021
Expected dividend yield	0%	0%
Risk-free interest rate	0.92 - 1.81%	0.37 - 0.73%
Expected life (in years)	5 - 6	5 - 6
Expected volatility	56%	57 - 63%

Additional information regarding stock options outstanding and exercisable as of March 31, 2022 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	3.68	225,000
0.77	25,000	2.39	25,000
0.80	16,000	3.39	16,000
0.90	25,667	2.06	25,667
0.97	6,000	0.25	6,000
1.00	28,249	1.68	28,249
1.02	2,000	0.25	2,000
1.05	315,529	4.26	315,529
1.07	33,898	0.54	33,898
1.09	75,000	3.37	75,000
1.10	105,000	3.25	105,000
1.15	104,400	0.85	104,400
1.20	274,000	5.30	274,000
1.25	32,000	0.87	32,000
1.50	185,000	0.73	185,000
1.59	25,000	6.12	25,000
1.80	94,050	1.38	94,050
1.85	17,800	1.05	17,800
1.95	200,000	6.26	200,000
2.10	238,767	10.00	238,767
2.13	216,708	8.64	208,354
2.17	35,955	9.12	—
2.19	5,000	10.00	—
2.40	332,833	6.63	332,833
2.43	61,250	9.18	31,250
2.45	173,000	8.35	100,916
2.49	88,435	8.09	76,430
2.50	20,000	7.13	20,000
2.64	30,882	9.35	—
2.67	33,194	9.47	—
2.99	8,000	8.12	5,333
3.13	208,000	7.62	206,666
3.50	8,000	7.87	6,000
Total	3,249,617		3,016,142

Warrants

The following table summarizes warrant activity:

Weighted
Average
	Number of	Exercise
	Warrants	Price
Outstanding, June 30, 2021	50,000	$1.19
Granted	—	—
Exercised	(50,000)	1.19
Repurchased	—	—
Expired/Cancelled	—	—
Outstanding, March 31, 2022	—	$—
Exercisable, June 30, 2021	50,000	$1.19
Exercisable, March 31, 2022	—	$—

During the nine months ended March 31, 2022, certain holder of warrants to purchase shares of the Company’s common stock at a per share exercise price of $1.19 exercised those warrants to purchase 50,000 shares of common stock, generating gross proceeds to the Company of $59,500.

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

During the nine months ended March 31, 2022, the Company issued an additional 293,211 shares of restricted stock to employees. Of this amount, 193,211 shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The remaining 100,000 shares vest over a four year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $732,492 based on the market price of our common stock price ranging from $2.10 to $2.64 per share on the date of grant, which will be amortized over the range of three and four-year vesting periods.

The total fair value of restricted common stock vesting during the nine months ended March 31, 2022 was $446,433 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of March 31, 2022, the amount of unvested compensation related to issuances of restricted common stock was $768,012, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2021	245,252	$481,953	$2.47
Granted	293,211	732,492	2.50
Vested	(173,788)	(446,433)	2.52
Forfeited	—	—	—
Non-vested, March 31, 2022	364,675	$768,012	$2.47

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

During the nine months ended March 31, 2022, the Company repurchased 33,402 shares of our common stock from employees at an average market price of approximately $2.46 per share for an aggregate amount of $82,053. As of March 31, 2022, $267,210 remains under the current authorization to repurchase our outstanding common stock from our employees.

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

Note 6. Subsequent Events

On May 10, 2022, the Company issued 63,371 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $118,504 based on the market price of our common stock of $1.87 per share on the date of grant, which will be amortized over the three-year vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2022	2021	2021	2021	2021	2020	2020	2020
Revenue:
Platforms	$1,786,224	$1,604,829	$1,509,874	$1,429,160	$1,344,183	$1,220,535	$1,141,688	$1,066,630
Transactions	6,971,128	6,267,458	6,232,630	6,788,494	6,996,349	6,229,200	6,606,737	6,819,150
Total revenue	8,757,352	7,872,287	7,742,504	8,217,654	8,340,532	7,449,735	7,748,425	7,885,780

Cost of revenue:
Platforms	219,051	231,668	245,656	257,320	233,696	217,003	203,952	153,241
Transactions	5,299,804	4,802,959	4,836,473	5,218,118	5,404,196	4,841,150	5,094,897	5,224,006
Total cost of revenue	5,518,855	5,034,627	5,082,129	5,475,438	5,637,892	5,058,153	5,298,849	5,377,247

Gross profit:
Platforms	1,567,173	1,373,161	1,264,218	1,171,840	1,110,487	1,003,532	937,736	913,389
Transactions	1,671,324	1,464,499	1,396,157	1,570,376	1,592,153	1,388,050	1,511,840	1,595,144
Total gross profit	3,238,497	2,837,660	2,660,375	2,742,216	2,702,640	2,391,582	2,449,576	2,508,533

Operating expenses:
Sales and marketing	543,496	518,357	522,951	521,220	566,713	487,571	498,374	692,096
Technology and product dev.	971,959	868,236	821,460	732,371	664,195	624,747	622,961	537,830
General and administrative	1,629,371	1,616,135	1,497,223	1,354,244	1,233,603	1,118,750	1,161,061	1,132,483
Depreciation and amortization	4,988	4,260	2,896	2,694	2,066	3,039	3,723	3,746
Stock-based comp. expense	399,234	300,539	171,110	221,589	179,345	435,949	170,791	143,054
Foreign currency transaction loss (gain)	29,394	11,982	11,243	(890)	6,648	(17,469)	(24,249)	4,214
Total operating expenses	3,578,442	3,319,509	3,026,883	2,831,228	2,652,570	2,652,587	2,432,661	2,513,423
Other income (expenses and income taxes)	(585)	264	(5,494)	136	(322)	399	(2,270)	4,331
Net income (loss)	(340,530)	(481,585)	(372,002)	(88,876)	49,748	(260,606)	14,645	(559)

Basic income (loss) per common share:
Net income (loss) per share	$(0.01)	$(0.02)	$(0.01)	$—	$—	$(0.01)	$—	$—
Basic weighted average common shares outstanding	26,512,195	26,351,947	26,277,116	26,145,794	26,027,665	25,988,117	25,898,900	25,815,163

Diluted income (loss) per common share:
Net income (loss) per share	$(0.01)	$(0.02)	$(0.01)	$—	$—	$(0.01)	$—	$—
Diluted weighted average common shares outstanding	26,512,195	26,351,947	26,277,116	26,145,794	26,565,892	25,988,117	26,511,180	25,815,163

Comparison of the Three and Nine Months Ended March 31, 2022 and 2021

Results of Operations

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

Revenue:
Platforms	$1,786,224	$1,344,183	$442,041	32.9%
Transactions	6,971,128	6,996,349	(25,221)	(0.4)%
Total revenue	8,757,352	8,340,532	416,820	5.0%

Cost of revenue:
Platforms	219,051	233,696	(14,645)	(6.3)%
Transactions	5,299,804	5,404,196	(104,392)	(1.9)%
Total cost of revenue	5,518,855	5,637,892	(119,037)	(2.1)%

Gross profit:
Platforms	1,567,173	1,110,487	456,686	41.1%
Transactions	1,671,324	1,592,153	79,171	5.0%
Total gross profit	3,238,497	2,702,640	535,857	19.8%

Operating expenses:
Sales and marketing	543,496	566,713	(23,217)	(4.1)%
Technology and product development	971,959	664,195	307,764	46.3%
General and administrative	1,629,371	1,233,603	395,768	32.1%
Depreciation and amortization	4,988	2,066	2,922	141.4%
Stock-based compensation expense	399,234	179,345	219,889	122.6%
Foreign currency transaction loss (gain)	29,394	6,648	22,746	342.1%
Total operating expenses	3,578,442	2,652,570	925,872	34.9%

Income (loss) from operations	(339,945)	50,070	(390,015)	(778.9)%

Other income	237	250	(13)	(5.2)%

Income (loss) from operations before provision for income taxes	(339,708)	50,320	(390,028)	(775.1)%
Provision for income taxes	(822)	(572)	(250)	(43.7)%

Net income (loss)	$(340,530)	$49,748	(390,278)	(784.5)%

	Nine Months Ended March 31,
	2022	2021	$ Change	% Change

Revenue:
Platforms	$4,900,927	$3,706,406	$1,194,521	32.2%
Transactions	19,471,216	19,832,286	(361,070)	(1.8)%
Total revenue	24,372,143	23,538,692	833,451	3.5%

Cost of revenue:
Platforms	696,375	654,651	41,724	6.4%
Transactions	14,939,236	15,340,243	(401,007)	(2.6)%
Total cost of revenue	15,635,611	15,994,894	(359,283)	(2.2)%

Gross profit:
Platforms	4,204,552	3,051,755	1,152,797	37.8%
Transactions	4,531,980	4,492,043	39,937	0.9%
Total gross profit	8,736,532	7,543,798	1,192,734	15.8%

Operating expenses:
Sales and marketing	1,584,804	1,552,658	32,146	2.1%
Technology and product development	2,661,655	1,911,903	749,752	39.2%
General and administrative	4,742,729	3,513,415	1,229,314	35.0%
Depreciation and amortization	12,144	8,828	3,316	37.6%
Stock-based compensation expense	870,883	786,084	84,799	10.8%
Foreign currency transaction loss (gain)	52,619	(35,070)	87,689	250.0%
Total operating expenses	9,924,834	7,737,818	2,187,016	28.3%

Loss from operations	(1,188,302)	(194,020)	(994,282)	(512.5)%

Other income	777	884	(107)	(12.1)%

Loss from operations before provision for income taxes	(1,187,525)	(193,136)	(994,389)	(514.9)%
Provision for income taxes	(6,592)	(3,077)	(3,515)	(114.2)%

Net loss	$(1,194,117)	$(196,213)	$(997,904)	(508.6)%

Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue:
Platforms	$1,786,224	$1,344,183	$442,041	32.9%
Transactions	6,971,128	6,996,349	(25,221)	(0.4)%
Total revenue	$8,757,352	$8,340,532	$416,820	5.0%

Total revenue increased $416,820, or 5%, for the three months ended March 31, 2022 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$442,041

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↓	$25,221	Decreased primarily due to lower order volume.

	Nine Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue:
Platforms	$4,900,927	$3,706,406	$1,194,521	32.2%
Transactions	19,471,216	19,832,286	(361,070)	(1.8)%
Total revenue	$24,372,143	$23,538,692	$833,451	3.5%

Total revenue increased $833,451, or 3.5%, for the nine months ended March 31, 2022 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,194,521

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↓	$361,070	Decreased primarily due to lower order volume.

Cost of Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Cost of Revenue:
Platforms	$219,051	$233,696	$(14,645)	(6.3)%
Transactions	5,299,804	5,404,196	(104,392)	(1.9)%
Total cost of revenue	$5,518,855	$5,637,892	$(119,037)	(2.1)%

	Three Months Ended
	March 31,
	2022	2021	% Change *
As a percentage of revenue:
Platforms	12.3%	17.4%	(5.1)%
Transactions	76.0%	77.2%	(1.2)%
Total	63.0%	67.6%	(4.6)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 4.6%, from 67.6% for the previous year to 63%, for the three months ended March 31, 2022.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	5.1%	Decreased primarily due to lower personnel costs.
Transactions	↓	1.2%	Decreased primarily due to lower copyright expenses.

	Nine Months Ended March 31,
	2022	2021	$ Change	% Change
Cost of Revenue:
Platforms	$696,375	$654,651	$41,724	6.4%
Transactions	14,939,236	15,340,243	(401,007)	(2.6)%
Total cost of revenue	$15,635,611	$15,994,894	$(359,283)	(2.2)%

	Nine Months Ended
	March 31,
	2022	2021	% Change *
As a percentage of revenue:
Platforms	14.2%	17.7%	(3.5)%
Transactions	76.7%	77.3%	(0.6)%
Total	64.2%	68.0%	(3.8)%

*The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 3.8%, from 68% for the previous year to 64.2%, for the nine months ended March 31, 2022.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	3.5%	Decreased primarily due to proportionally lower personnel costs.
Transactions	↓	0.6%	Decreased primarily due to lower copyright expenses and proportionally lower personnel costs.

Gross Profit

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Gross Profit:
Platforms	$1,567,173	$1,110,487	$456,686	41.1%
Transactions	1,671,324	1,592,153	79,171	5.0%
Total gross profit	$3,238,497	$2,702,640	$535,857	19.8%

	Three Months Ended
	March 31,
	2022	2021	% Change*
As a percentage of revenue:
Platforms	87.7%	82.6%	5.1%
Transactions	24.0%	22.8%	1.2%
Total	37.0%	32.4%	4.6%
*	The difference between current and prior period gross profit as a percentage of revenue

	Nine Months Ended March 31,
	2022	2021	$ Change	% Change
Gross Profit:
Platforms	$4,204,552	$3,051,755	$1,152,797	37.8%
Transactions	4,531,980	4,492,043	39,937	0.9%
Total gross profit	$8,736,532	$7,543,798	$1,192,734	15.8%

	Nine Months Ended
	March 31,
	2022	2021	% Change*
As a percentage of revenue:
Platforms	85.8%	82.3%	3.5%
Transactions	23.3%	22.7%	0.6%
Total	35.8%	32.0%	3.8%

*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating Expenses:
Sales and marketing	$543,496	$566,713	$(23,217)	(4.1)%
Technology and product development	971,959	664,195	307,764	46.3%
General and administrative	1,629,371	1,233,603	395,768	32.1%
Depreciation and amortization	4,988	2,066	2,922	141.4%
Stock-based compensation expense	399,234	179,345	219,889	122.6%
Foreign currency transaction loss (gain)	29,394	6,648	22,746	342.1%
Total operating expenses	$3,578,442	$2,652,570	$925,872	34.9%

Category	Impact		Key Drivers
Sales and marketing	↓	$23,217	Decreased primarily due to lower personnel costs and design services spend.
Technology and product development	↑	$307,764	Increased due to greater consulting and recruiting expenses and personnel costs.
General and administrative	↑	$395,768	Increased due to greater personnel costs and accounting, consulting and legal expenses.

	Nine Months Ended March 31,
	2022	2021	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,584,804	$1,552,658	$32,146	2.1%
Technology and product development	2,661,655	1,911,903	749,752	39.2%
General and administrative	4,742,729	3,513,415	1,229,314	35.0%
Depreciation and amortization	12,144	8,828	3,316	37.6%
Stock-based compensation expense	870,883	786,084	84,799	10.8%
Foreign currency transaction loss (gain)	52,619	(35,070)	87,689	250.0%
Total operating expenses	$9,924,834	$7,737,818	$2,187,016	28.3%

Category	Impact		Key Drivers
Sales and marketing	↑	$32,146	Increased primarily due to greater consulting expenses partially offset by lower design services spend and personnel costs.
Technology and product development	↑	$749,752	Increased due to greater consulting and recruiting expenses and personnel costs.
General and administrative	↑	$1,229,314	Increased due to greater personnel costs and accounting, consulting and legal expenses. Greater personnel costs include separation costs paid to a former officer.

Net Income (Loss)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net Income (Loss):
Net income (loss):	$(340,530)	$49,748	$(390,278)	(784.5)%

Net income decreased $390,278 or 784.5%, for the three months ended March 31, 2022 compared to the prior year, primarily due to increased operating expenses, partially offset by increased gross profit as described above.

	Nine Months Ended March 31,
	2022	2021	$ Change	% Change
Net Income (Loss):
Net loss:	$(1,194,117)	$(196,213)	$(997,904)	(508.6)%

Net loss increased $997,904 or 508.6%, for the nine months ended March 31, 2022 compared to the prior year, primarily due to increased operating expenses, partially offset by increased gross profit as described above.

Liquidity and Capital Resources

	Nine Months Ended March 31,
	2022	2021
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(402,711)	$2,220,056
Net cash used in investing activities	(34,251)	(11,853)
Net cash provided by (used in) financing activities	75,135	(288,598)

Effect of exchange rate changes	(1,989)	2,401
Net increase (decrease) in cash and cash equivalents	(363,816)	1,922,006
Cash and cash equivalents, beginning of period	11,004,337	9,311,556
Cash and cash equivalents, end of period	$10,640,521	$11,233,562

Liquidity

As of March 31, 2022, we had cash and cash equivalents of $10,640,521, compared to $11,004,337 as of June 30, 2021, a decrease of $363,816. This decrease was primarily due to cash used in operating activities.

Operating Activities

Net cash used in operating activities was $402,711 for the nine months ended March 31, 2022 and resulted primarily from an increase in accounts receivable of $904,915, partially offset by an increase in deferred revenue of $538,477 and an increase in accounts payable and accrued expenses of $397,088.

Net cash provided by operating activities was $2,220,056 for the nine months ended March 31, 2021 and resulted primarily from an increase in accounts payable and accrued expenses of $1,208,474 and an increase in deferred revenue of $1,076,966, partially offset by an increase in accounts receivable of $563,829.

Investing Activities

Net cash used in investing activities was $34,251 for the nine months ended March 31, 2022 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $11,853 for the nine months ended March 31, 2021 and resulted from the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $75,135 for the nine months ended March 31, 2022 and resulted from the proceeds from the exercise of options of $97,688 and the proceeds from the exercise of warrants of $59,500, partially offset by the repurchase of common stock of $82,053.

Net cash used in financing activities was $288,598 for the nine months ended March 31, 2021 and resulted from the repurchase of stock options and warrants of $308,313 and the repurchase of common stock of $150,386, partially offset by the proceeds from the exercise of stock options of $88,850 and the proceeds from the exercise of warrants of $81,251.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2022. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 5.0% as of March 31, 2022. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2022 and June 30, 2021, respectively. As of March 31, 2022, there was approximately $2,204,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	$ Change
Net income (loss)	$(340,530)	$49,748	$(390,278)
Add (deduct):
Other (income) expense	(237)	(250)	13
Foreign currency transaction loss (gain)	29,394	6,648	22,746
Provision for income taxes	822	572	250
Depreciation and amortization	4,988	2,066	2,922
Stock-based compensation	399,234	179,345	219,889
Adjusted EBITDA	$93,671	$238,129	$(144,458)

	Nine Months Ended
	March 31,
	2022	2021	$ Change
Net income (loss)	$(1,194,117)	$(196,213)	$(997,904)
Add (deduct):
Other (income) expense	(777)	(884)	107
Foreign currency transaction loss (gain)	52,619	(35,070)	87,689
Provision for income taxes	6,592	3,077	3,515
Depreciation and amortization	12,144	8,828	3,316
Stock-based compensation	870,883	786,084	84,799
Adjusted EBITDA	$(252,656)	$565,822	$(818,478)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements for the fiscal quarter ended March 31, 2022, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

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

During the three months ended March 31, 2022, we repurchased 6,086 shares of our common stock from employees at an average market price of approximately $2.34 per share for an aggregate amount of $14,241. As of March 31, 2022, $267,210 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
January 2022	—	—	—	$281,451
February 2022	—	—	—	$281,451
March 2022	6,086	$2.34	—	$267,210
Total	6,086	$2.34	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1	Third Amendment to Amended and Restated Loan and Security Agreement dated February 15, 2022 among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.
10.2	Fourth Amendment to Amended and Restated Loan and Security Agreement dated February 28, 2022 among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	INLINE XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*      Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: May 13, 2022		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: May 13, 2022		Chief Financial Officer (Principal Financial and Accounting Officer)