Form 10-K
period 2022-06-30
Research Solutions, Inc.
filed 2022-09-23
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $53,596,661 based on the closing price of $2.46 per share as reported on the Nasdaq as of that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 16, 2022
Common Stock, $0.001 par value	27,334,491

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

Cautionary Notice Regarding Forward-Looking Statements

Unless otherwise indicated, (i) the terms “Research Solutions,” “we,” “us” and “our” refer to Research Solutions, Inc., a Nevada corporation, and our two wholly-owned subsidiaries Reprints Desk, Inc., a Delaware corporation (“Reprints Desk”), Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico (“Reprints Desk Latin America”), and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico (“ResSol LA”), and (ii) the term “common stock” refers to the common stock, par value $0.001 per share, of Research Solutions. The financial information included herein is presented in United States dollars (“US Dollars”), the functional currency of our company. Although the majority of our revenue and costs are in US Dollars, the costs of Reprints Desk Latin America and ResSol LA are in Mexican Pesos.

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

PART I

Item 1. Business

Company Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with three wholly owned subsidiaries at June 30, 2022: Reprints Desk, Inc., a Delaware corporation, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Transactions

Our Platform provides our customers with a single source to the universe of published STM content that includes over 80 million existing STM articles and over one million newly published STM articles each year. STM content is sold to our customers on a transaction basis. Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users.

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

Customer Loyalty

The majority of our revenue comes from our loyal base of customers, indicative of our focus on customer satisfaction and quality.  In Document Delivery Buyer Surveys conducted by industry research and advisory firm Outsell, Inc., we have ranked first overall and in every category for customer satisfaction (depth and breadth of coverage, fair pricing, and ease of doing business) and loyalty (intention to renew or continue service, and willingness to recommend the service to others).  This is reflected by our gross churn rate in the low single digit range, and a net churn rate in the high single digit range, each as a percentage of revenue.

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

Company Services

We account for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

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

Customers and Suppliers

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2022 and 2021.

Approximately 42% and 41% of our content cost for the years ended June 30, 2022 and 2021, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future.

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

Our competition includes:

●	App –Like Toolkit Providers – We consider the rapidly increasing number of companies that are focused on specialized toolkits for researchers as competition. These include: Accelrys, Benchling, ChemAxon, Comsol Multiphysics, Genomenom, Main GCl, Workbench, Molsoft, and SnapGene.
●	Reference Management Applications – We expect to increasingly compete with tools that exist in the marketplace that are used to aid in organizing references, storing personal content assets, and prepare scholarly papers for submission to congresses and journals.
●	Piracy – Perhaps, our most serious competitor. Many entities use content for commercial purposes without complying with applicable copyright laws, and paying the required copyright to the content publisher. As information becomes more readily available, the opportunity for piracy increases.
●	STM Single Article Delivery Vendors and Content Aggregators – Our primary competitors for global, full-service single article delivery services are Copyright Clearance Center, regional interlibrary loan networks throughout the world such as those owned and operated by OCLC, and numerous national libraries located outside of the United States.
●	Customer In-House Services – While single article delivery services and software development are challenging for our customers to provide in-house, many existing and potential customers manage these capabilities internally.
●	Publisher In-House Capabilities – Some large publishers have developed in-house capabilities to service the content re-use market, however, many of them neglect other content repurposing opportunities and may not be able to aggregate content from other publishers nor create value added software-based solutions.

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

On June 9, 2022, we formed ResSol LA to provide operational and administrative support services to Reprints Desk.

Employees

As of September 16, 2022, we had 131 full time employees.

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

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For our fiscal years ended June 30, 2022 and 2021, we incurred a net loss of $1,632,384 and $285,089, respectively. As of June 30, 2022, we had an accumulated deficit of $23,094,272. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2022 and 2021. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 42% and 41% of our content cost for the years ended June 30, 2022 and 2021, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

We are exposed to credit risk on our accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

There were no customers that accounted for greater than 10% of our accounts receivable as of June 30, 2022. There was one customer that accounted for 14% of our accounts receivable as of June 30, 2021. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

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

We depend on the services of key personnel, and may not be able to operate and grow our business effectively if we lose their services or are unable to attract qualified personnel in the future.

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

Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. In May 2018, The European Commission approved and adopted the General Data Protection Regulation (“GDPR”) in the European Union, a new data protection law. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers.

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

We currently have a line of credit with Silicon Valley Bank, maturing on February 28, 2024, under which there were no outstanding borrowings as of June 30, 2022. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. We were in compliance with these covenants as of June 30, 2022, however, our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

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

As of September 16, 2022, Peter Victor Derycz, our Executive Chairman, had voting power equal to approximately 12% of votes eligible to be cast at a meeting of our stockholders. Paul Kessler, the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and had, as of September 17, 2022, voting power equal to approximately 9% of votes eligible to be cast at a meeting of our stockholders. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together currently have the ability to exert significant influence over the election of directors, and other matters submitted to a vote of all of our stockholders. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2022 we had issued and outstanding 27,075,648 shares of common stock and we had 7,118,468 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2022, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2022, we could issue up to 65,805,884 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Approximate Number of Holders of Common Stock

Our common stock is quoted on The Nasdaq Stock Market LLC’s Nasdaq Capital Market (the “Nasdaq”) under the symbol “RSSS.”

As of September 16, 2022, according to the records of our transfer agent, we had 33 record holders of our common stock. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Common Stock Repurchases

Effective as of February 9, 2021, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2021 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The Compensation Committee of our Board of Directors subsequently approved the extension of the repurchases under the same terms through the end of fiscal year 2023. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors. As of June 30, 2021, $349,263 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the years ended June 30, 2022 and 2021, we repurchased 40,221 and 78,467 shares of our common stock under the repurchase plan at an average price of approximately $2.34 and $2.27 per share, respectively, for an aggregate amount of $93,918 and $178,012, respectively. As of June 30, 2022, $255,345 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
April 1-30, 2022	—	—	—	$267,210
May 1-31, 2022	—	—	—	$267,210
June 1-30, 2022	6,819	$1.74	—	$255,345
Total	6,819	$1.74	—	—
1	Consists of shares of common stock purchased from employees to satisfy tax obligations in connection with the vesting of stock incentive awards.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Item 12 of this report under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2022 and 2021 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with three wholly owned subsidiaries at June 30, 2022: Reprints Desk, Inc., a Delaware corporation, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Transactions

Our Platform provides our customers with a single source to the universe of published STM content that includes over 80 million existing STM articles and over one million newly published STM articles each year. STM content is sold to our customers on a transaction basis. Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users.

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

Inflation Risk

We do not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that our operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing our operating costs, and which would put additional stress on our working capital resources.

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

Revenue Recognition

We account for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

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

Allowance for doubtful accounts

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. We established an allowance for doubtful accounts of $94,144 and $51,495 as of June 30, 2022 and 2021, respectively.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of our company. Capital accounts of foreign subsidiaries are translated into US dollars from foreign currencies at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. Although the majority of our revenue and costs are in US dollars, the costs of Reprints Desk Latin America and ResSol LA are in Mexican Pesos. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

The following table summarizes the exchange rates used:

	Year Ended
	June 30,
	2022	2021
Period end Euro : US Dollar exchange rate	1.05	1.19
Average period Euro : US Dollar exchange rate	1.13	1.19

Period end GBP : US Dollar exchange rate	1.21	1.38
Average period GBP : US Dollar exchange rate	1.34	1.34

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of fiscal years 2022 and 2021:

	June 30,	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2022	2022	2021	2021	2021	2021	2020	2020
Revenue:
Platforms	$1,886,845	$1,786,224	$1,604,829	$1,509,874	$1,429,160	$1,344,183	$1,220,535	$1,141,688
Transactions	6,675,164	6,971,128	6,267,458	6,232,630	6,788,494	6,996,349	6,229,200	6,606,737
Total revenue	8,562,009	8,757,352	7,872,287	7,742,504	8,217,654	8,340,532	7,449,735	7,748,425

Cost of revenue:
Platforms	240,214	219,051	231,668	245,656	257,320	233,696	217,003	203,952
Transactions	5,038,653	5,299,804	4,802,959	4,836,473	5,218,118	5,404,196	4,841,150	5,094,897
Total cost of revenue	5,278,867	5,518,855	5,034,627	5,082,129	5,475,438	5,637,892	5,058,153	5,298,849

Gross profit:
Platforms	1,646,631	1,567,173	1,373,161	1,264,218	1,171,840	1,110,487	1,003,532	937,736
Transactions	1,636,511	1,671,324	1,464,499	1,396,157	1,570,376	1,592,153	1,388,050	1,511,840
Total gross profit	3,283,142	3,238,497	2,837,660	2,660,375	2,742,216	2,702,640	2,391,582	2,449,576

Operating expenses:
Sales and marketing	691,368	543,496	518,357	522,951	521,220	566,713	487,571	498,374
Technology and product dev.	1,049,430	971,959	868,236	821,460	732,371	664,195	624,747	622,961
General and administrative	1,663,671	1,629,371	1,616,135	1,497,223	1,354,244	1,233,603	1,118,750	1,161,061
Depreciation and amortization	5,507	4,988	4,260	2,896	2,694	2,066	3,039	3,723
Stock-based comp. expense	225,501	399,234	300,539	171,110	221,589	179,345	435,949	170,791
Foreign currency transaction loss (gain)	91,279	29,394	11,982	11,243	(890)	6,648	(17,469)	(24,249)
Total operating expenses	3,726,756	3,578,442	3,319,509	3,026,883	2,831,228	2,652,570	2,652,587	2,432,661
Other income (expenses and income taxes)	5,347	(585)	264	(5,494)	136	(322)	399	(2,270)
Net income (loss)	(438,267)	(340,530)	(481,585)	(372,002)	(88,876)	49,748	(260,606)	14,645

Basic income (loss) per common share:
Net income (loss) per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)	$—	$—	$(0.01)	$—
Basic weighted average common shares outstanding	26,576,054	26,512,195	26,351,947	26,277,116	26,145,794	26,027,665	25,988,117	25,898,900

Diluted income (loss) per common share:
Net income (loss) per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)	$—	$—	$(0.01)	$—
Diluted weighted average common shares outstanding	26,576,054	26,512,195	26,351,947	26,277,116	26,145,794	26,565,892	25,988,117	26,511,180

Comparison of the Years Ended June 30, 2022 and 2021

Results of Operations

	Year Ended June 30,
	2022	2021	$ Change	% Change

Revenue:
Platforms	$6,787,772	$5,135,565	$1,652,207	32.2%
Transactions	26,146,380	26,620,780	(474,400)	(1.8)%
Total revenue	32,934,152	31,756,345	1,177,807	3.7%

Cost of revenue:
Platforms	936,589	911,970	24,619	2.7%
Transactions	19,977,889	20,558,361	(580,472)	(2.8)%
Total cost of revenue	20,914,478	21,470,331	(555,853)	(2.6)%

Gross profit:
Platforms	5,851,183	4,223,595	1,627,588	38.5%
Transactions	6,168,491	6,062,419	106,072	1.7%
Total gross profit	12,019,674	10,286,014	1,733,660	16.9%

Operating expenses:
Sales and marketing	2,276,172	2,073,878	202,294	9.8%
Technology and product development	3,711,085	2,644,274	1,066,811	40.3%
General and administrative	6,406,400	4,867,659	1,538,741	31.6%
Depreciation and amortization	17,651	11,522	6,129	53.2%
Stock-based compensation expense	1,096,384	1,007,673	88,711	8.8%
Foreign currency transaction loss (gain)	143,898	(35,960)	179,858	500.2%
Total operating expenses	13,651,590	10,569,046	3,082,544	29.2%

Loss from operations	(1,631,916)	(283,032)	(1,348,884)	(476.6)%

Other income	7,154	1,147	6,007	523.7%

Loss from operations before provision for income taxes	(1,624,762)	(281,885)	(1,342,877)	(476.4)%
Provision for income taxes	(7,622)	(3,204)	(4,418)	(137.9)%

Net loss	(1,632,384)	(285,089)	(1,347,295)	(472.6)%

Revenue

	Years Ended June 30,
	2022	2021	$ Change	% Change
Revenue:
Platforms	$6,787,772	$5,135,565	$1,652,207	32.2%
Transactions	26,146,380	26,620,780	(474,400)	(1.8)%
Total revenue	$32,934,152	$31,756,345	$1,177,807	3.7%

Total revenue increased $1,177,807, or 3.7%, for the year ended June 30, 2022 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,652,207

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↓	$474,400	Decreased primarily due to lower paid order volume.

Cost of Revenue

	Years Ended June 30,
	2022	2021	$ Change	% Change
Cost of Revenue:
Platforms	$936,589	$911,970	$24,619	2.7%
Transactions	19,977,889	20,558,361	(580,472)	(2.8)%
Total cost of revenue	$20,914,478	$21,470,331	$(555,853)	(2.6)%

	Years Ended June 30,
	2022	2021	% Change *
As a percentage of revenue:
Platforms	13.8%	17.8%	(4.0)%
Transactions	76.4%	77.2%	(0.8)%
Total	63.5%	67.6%	(4.1)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 4.1%, from 67.6% for the previous year to 63.5%, for the year ended June 30, 2022.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	4.0%	Decreased primarily due to proportionally lower personnel costs.
Transactions	↓	0.8%	Decreased primarily due to lower copyright expenses and proportionally lower personnel costs.

Gross Profit

	Years Ended June 30,
	2022	2021	$ Change	% Change
Gross Profit:
Platforms	$5,851,183	$4,223,595	$1,627,588	38.5%
Transactions	6,168,491	6,062,419	106,072	1.7%
Total gross profit	$12,019,674	$10,286,014	$1,733,660	16.9%

	Years Ended June 30,
	2022	2021	% Change*
As a percentage of revenue:
Platforms	86.2%	82.2%	4.0%
Transactions	23.6%	22.8%	0.8%
Total	36.5%	32.4%	4.1%
*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Years Ended June 30,
	2022	2021	$ Change	% Change
Operating Expenses:
Sales and marketing	$2,276,172	$2,073,878	$202,294	9.8%
Technology and product development	3,711,085	2,644,274	1,066,811	40.3%
General and administrative	6,406,400	4,867,659	1,538,741	31.6%
Depreciation and amortization	17,651	11,522	6,129	53.2%
Stock-based compensation expense	1,096,384	1,007,673	88,711	8.8%
Foreign currency transaction loss (gain)	143,898	(35,960)	179,858	500.2%
Total operating expenses	$13,651,590	$10,569,046	$3,082,544	29.2%

Category	Impact		Key Drivers
Sales and marketing	↑	$202,294	Increased primarily due to greater consulting expenses, including separation cost paid to a former officer, partially offset by lower marketing spend.
Technology and product development	↑	$1,066,811	Increased due to greater consulting and recruiting expenses and software development personnel costs.
General and administrative	↑	$1,538,741	Increased due to greater personnel costs and accounting, consulting and legal expenses. Greater personnel costs include separation costs paid to a former officer and an operations director.

Provision for Income Taxes

During the years ended June 30, 2022 and 2021, we recorded a provision for income taxes of $7,622 and $3,204, respectively, an increase of $4,418.

Net Income (Loss)

	Year Ended June 30,
	2022	2021	$ Change	% Change
Net Income (Loss):
Net loss:	$(1,632,384)	$(285,089)	$(1,347,295)	(472.6)%

Net loss increased $1,347,295 or 472.6%, for the year ended June 30, 2022 compared to the prior year, primarily due to increased operating expenses, partially offset by increased gross profit as described above.

Liquidity and Capital Resources

	Year Ended June 30,
	2022	2021
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(417,200)	$1,868,406
Net cash used in investing activities	(44,288)	(19,854)
Net cash provided by (used in) financing activities	63,270	(159,974)

Effect of exchange rate changes	(2,944)	4,203
Net increase (decrease) in cash and cash equivalents	(401,162)	1,692,781
Cash and cash equivalents, beginning of period	11,004,337	9,311,556
Cash and cash equivalents, end of period	$10,603,175	$11,004,337

Liquidity

As of June 30, 2022, we had cash and cash equivalents of $10,603,175, compared to $11,004,337 as of June 30, 2021, a decrease of $401,162. This decrease was primarily due to cash used by operating activities.

Operating Activities

Net cash used in operating activities was $417,200 for the year ended June 30, 2022 and resulted primarily from an increase in deferred revenue of $734,175 and a decrease in prepaid royalties of $58,269, partially offset by an increase in accounts receivable of $534,092.

Net cash provided by operating activities was $1,868,406 for the year ended June 30, 2021 and resulted primarily from an increase in deferred revenue of $1,279,844 and an increase in accounts payable and accrued expenses of $337,343, partially offset by an increase in accounts receivable of $268,193.

Investing Activities

Net cash used in investing activities was $44,288 for the year ended June 30, 2022 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $19,854 for the year ended June 30, 2021 and resulted from the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $63,270 for the year ended June 30, 2022 and resulted from the proceeds from the exercise of options of $97,688 and the proceeds from the exercise of warrants of $59,500, partially offset by the repurchase of common stock of $93,918.

Net cash used in financing activities was $159,974 for the year ended June 30, 2021 and resulted from the repurchase of stock options and warrants of $308,313 and the repurchase of common stock of $178,012, partially offset by the proceeds from the exercise of warrants of $237,501 and the proceeds from the exercise of stock options of $88,850.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2022. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 5.75% as of June 30, 2022. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, there was approximately $2,500,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the year ended June 30, 2022 and 2021:

	Years Ended June 30,
	2022	2021	$ Change
Net income (loss)	$(1,632,384)	$(285,089)	$(1,347,295)
Add (deduct):
Other (income) expense	(7,154)	(1,147)	(6,007)
Foreign currency transaction loss (gain)	143,898	(35,960)	179,858
Provision for income taxes	7,622	3,204	4,418
Depreciation and amortization	17,651	11,522	6,129
Stock-based compensation	1,096,384	1,007,673	88,711
Adjusted EBITDA	$(373,983)	$700,203	$(1,074,186)

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Research Solutions, Inc. and Subsidiaries

Henderson, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc. and Subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Weinberg and Company, P.A

Los Angeles, California

September 23, 2022

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$10,603,175	$11,004,337
Accounts receivable, net of allowance of $94,144 and $51,495, respectively	5,251,545	4,717,453
Prepaid expenses and other current assets	276,026	270,252
Prepaid royalties	846,652	904,921
Total current assets	16,977,398	16,896,963

Other assets:
Property and equipment, net of accumulated depreciation of $840,996 and $824,123, respectively	47,985	20,755
Deposits and other assets	893	906
Total assets	$17,026,276	$16,918,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,604,032	$6,687,188
Deferred revenue	5,538,526	4,804,351
Total current liabilities	12,142,558	11,491,539

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 27,075,648 and 26,498,215 shares issued and outstanding, respectively	27,076	26,498
Additional paid-in capital	28,072,855	26,982,052
Accumulated deficit	(23,094,272)	(21,461,888)
Accumulated other comprehensive loss	(121,941)	(119,577)
Total stockholders’ equity	4,883,718	5,427,085
Total liabilities and stockholders’ equity	$17,026,276	$16,918,624

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

	Years Ended
	June 30,
	2022	2021

Revenue:
Platforms	$6,787,772	$5,135,565
Transactions	26,146,380	26,620,780
Total revenue	32,934,152	31,756,345

Cost of revenue:
Platforms	936,589	911,970
Transactions	19,977,889	20,558,361
Total cost of revenue	20,914,478	21,470,331
Gross profit	12,019,674	10,286,014

Operating expenses:
Selling, general and administrative	13,633,939	10,557,524
Depreciation and amortization	17,651	11,522
Total operating expenses	13,651,590	10,569,046

Loss from operations	(1,631,916)	(283,032)

Other income	7,154	1,147

Loss from operations before provision for income taxes	(1,624,762)	(281,885)
Provision for income taxes	(7,622)	(3,204)

Net loss	(1,632,384)	(285,089)

Other comprehensive income (loss):
Foreign currency translation	(2,364)	5,461
Comprehensive loss	$(1,634,748)	$(279,628)

Loss per common share:
Loss per share, basic and diluted	$(0.06)	$(0.01)
Weighted average common shares outstanding, basic and diluted	26,422,295	26,008,368

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2022 and 2021

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2020	26,032,263	$26,032	$26,134,819	$(21,176,799)	$(125,038)	$4,859,014

Fair value of vested stock options	—	—	631,335	—	—	631,335

Fair value of vested restricted common stock	195,810	195	376,143	—	—	376,338

Repurchase of common stock	(78,467)	(78)	(177,934)	—	—	(178,012)

Repurchase of stock options and warrants	—	—	(308,313)	—	—	(308,313)

Common stock issued upon exercise of stock options	158,609	159	88,691	—	—	88,850

Common stock issued upon exercise of warrants	190,000	190	237,311	—	—	237,501

Net loss	—	—	—	(285,089)	—	(285,089)

Foreign currency translation	—	—	—	—	5,461	5,461

Balance, June 30, 2021	26,498,215	26,498	26,982,052	(21,461,888)	(119,577)	5,427,085

Fair value of vested stock options	—	—	470,615	—	—	470,615

Fair value of vested restricted common stock	356,582	356	557,140	—	—	557,496

Repurchase of common stock	(40,221)	(40)	(93,878)	—	—	(93,918)

Common stock issued upon exercise of stock options	211,072	212	97,476	—	—	97,688

Common stock issued upon exercise of warrants	50,000	50	59,450	—	—	59,500

Net loss	—	—	—	(1,632,384)	—	(1,632,384)

Foreign currency translation	—	—	—	—	(2,364)	(2,364)

Balance, June 30, 2022	27,075,648	$27,076	$28,072,855	$(23,094,272)	$(121,941)	$4,883,718

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2022	2021

Cash flow from operating activities:
Net loss	$(1,632,384)	$(285,089)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,651	11,522
Amortization of lease right	—	72,331
Fair value of vested stock options	470,615	631,335
Fair value of vested restricted common stock	557,496	376,338
Changes in operating assets and liabilities:
Accounts receivable	(534,092)	(268,193)
Prepaid expenses and other current assets	(5,774)	(28,505)
Prepaid royalties	58,269	(184,554)
Deposits and other assets	—	5,360
Accounts payable and accrued expenses	(83,156)	337,343
Deferred revenue	734,175	1,279,844
Lease liability	—	(79,326)
Net cash provided by (used in) operating activities	(417,200)	1,868,406

Cash flow from investing activities:
Purchase of property and equipment	(44,288)	(19,854)
Net cash used in investing activities	(44,288)	(19,854)

Cash flow from financing activities:
Proceeds from the exercise of stock options	97,688	88,850
Proceeds from the exercise of warrants	59,500	237,501
Common stock repurchase	(93,918)	(178,012)
Repurchase of stock options and warrants	—	(308,313)
Net cash provided by (used in) financing activities	63,270	(159,974)

Effect of exchange rate changes	(2,944)	4,203
Net increase (decrease) in cash and cash equivalents	(401,162)	1,692,781
Cash and cash equivalents, beginning of period	11,004,337	9,311,556
Cash and cash equivalents, end of period	$10,603,175	$11,004,337

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,622	$3,204

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2022 and 2021

Note 1.   Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with three wholly owned subsidiaries at June 30, 2022: Reprints Desk, Inc., a Delaware corporation, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Transactions

Our Platform provides our customers with a single source to the universe of published STM content that includes over 80 million existing STM articles and over one million newly published STM articles each year. STM content is sold to our customers on a transaction basis. Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users.

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2022 or 2021 under these requirements.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Allowance for doubtful accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The Company established an allowance for doubtful accounts of $94,144 and $51,495 as of June 30, 2022 and 2021, respectively.

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

Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $483,232 and $138,488 at June 30, 2022 and 2021, respectively, was held in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the years ended June 30, 2022 and 2021.

The following table summarizes accounts receivable concentrations:

	As of
	June 30,	June 30,
	2022	2021
Customer A	*	14%

* Less than 10%

The following table summarizes our content costs from our vendors:

	Year Ended
	June 30,
	2022	2021
Vendor A	21%	20%
Vendor B	13%	13%

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2022 and 2021, the Company did not recognize any impairments for its property and equipment.

Revenue Recognition

The Company accounts for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Year Ended
	June 30,
	2022		2021
United States	$19,170,684	58.2%	$17,757,521	55.9%
Europe	11,432,516	34.7%	11,590,169	36.5%
Rest of World	2,330,952	7.1%	2,408,655	7.6%
Total	$32,934,152	100%	$31,756,345	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	Year Ended
	June 30,
	2022		2021
United States	$3,255,976	62.0%	$2,798,224	59.3%
Europe	1,665,111	31.7%	1,650,030	35.0%
Rest of World	330,458	6.3%	269,199	5.7%
Total	$5,251,545	100%	$4,717,453	100%

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

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into US Dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. Although the majority of our revenue and costs are in US dollars, the costs of Reprints Desk Latin America and ResSoL LA are in Mexican Pesos. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $143,898 and a gain of $35,960 for the years ended June 30, 2022 and 2021, respectively. Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $483,232 and $138,488 at June 30, 2022 and 2021, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Year Ended
	June 30,
	2022	2021
Period end Euro : US Dollar exchange rate	1.05	1.19
Average period Euro : US Dollar exchange rate	1.13	1.19

Period end GBP : US Dollar exchange rate	1.21	1.38
Average period GBP : US Dollar exchange rate	1.34	1.34

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At June 30, 2022 potentially dilutive securities include options to acquire 3,182,872 shares of common stock and unvested restricted common stock of 400,092. At June 30, 2021 potentially dilutive securities include options to acquire 3,258,408 shares of common stock, warrants to acquire 50,000 shares of common stock and unvested restricted common stock of 245,252. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the years ended June 30, 2022 and 2021 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning July 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3.   Property and Equipment

Property and equipment consists of the following as of June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021
Computer equipment	$566,518	$522,296
Software	282,080	282,080
Furniture and fixtures	40,383	40,502
Total	888,981	844,878
Less accumulated depreciation	(840,996)	(824,123)
Net, Property and equipment	$47,985	$20,755

Depreciation expense for the years ended June 30, 2022 and 2021 was $17,651 and $11,522, respectively.

Note 4.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2022. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 5.75% as of June 30, 2022. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, there was approximately $2,500,000 of available credit.

Note 5.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company’s stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2022, there were 3,935,596 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at July 1, 2020	3,327,580	$1.56	3,081,745	$1.50	245,835	$2.34
Granted	575,348	2.28	270,000	2.25	305,348	2.31
Options vesting	—	—	199,499	2.16	(199,499)	2.16
Exercised	(274,520)	1.34	(274,520)	1.34	—	—
Forfeited	(126,250)	2.59	(102,500)	2.72	(23,750)	1.99
Repurchased	(243,750)	1.32	(243,750)	1.32	—	—
Outstanding at June 30, 2021	3,258,408	$1.68	2,930,474	$1.60	327,934	$2.46
Granted	307,843	2.22	—	—	307,843	2.22
Options vesting	—	—	452,879	2.26	(452,879)	2.26
Exercised	(357,079)	1.20	(357,079)	1.20	—	—
Forfeited	(26,300)	1.34	(26,300)	1.34	—	—
Repurchased	—	—	—	—	—	—
Outstanding at June 30, 2022	3,182,872	$1.79	2,999,974	$1.75	182,898	$2.49

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2022 and 2021.

	Years Ended
	June 30,
	2022	2021
Expected dividend yield	0%	0%
Risk-free interest rate	0.92 - 1.81%	0.37 - 1.05%
Expected life (in years)	5 - 6	5 - 6
Expected volatility	56%	56 - 63%

The weighted average remaining contractual life of all options outstanding as of June 30, 2022 was 5.48 years. The remaining contractual life for options vested and exercisable at June 30, 2022 was 5.28 years. Furthermore, the aggregate intrinsic value of options outstanding and of options vested and exercisable at June 30, 2022 was $966,550, in each case based on the fair value of the Company’s common stock on June 30, 2022.

During the year ended June 30, 2022, the Company granted 307,843 options to employees with a fair value of $342,566 which amount will be amortized over the vesting period. The total fair value of options that vested during the year ended June 30, 2022 was $470,615 and was included in selling, general and administrative expenses in the accompanying statement of operations. As of June 30, 2022, the amount of unvested compensation related to the unvested options was $212,642 which will be recorded as an expense in future periods as the options vest. During the year ended June 30, 2022, the Company issued 211,072 net shares of common stock upon the exercise of options underlying 357,079 shares of common stock, resulting in net cash proceeds of $97,688.

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

Additional information regarding stock options outstanding and exercisable as of June 30, 2022 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	3.43	225,000
0.77	25,000	2.14	25,000
0.80	16,000	3.14	16,000
0.90	15,000	3.10	15,000
1.00	15,000	2.70	15,000
1.05	305,000	4.15	305,000
1.07	33,898	0.29	33,898
1.09	60,000	3.90	60,000
1.10	105,000	3.00	105,000
1.15	104,400	0.61	104,400
1.20	274,000	5.05	274,000
1.25	32,000	0.62	32,000
1.50	185,000	0.48	185,000
1.59	25,000	5.87	25,000
1.80	86,550	1.23	86,550
1.85	16,000	0.89	16,000
1.95	200,000	6.01	200,000
2.10	238,767	10.00	238,767
2.13	216,708	8.39	209,746
2.17	35,955	8.87	14,981
2.19	5,000	10.00	—
2.40	332,833	6.38	332,833
2.43	61,250	8.93	43,750
2.45	173,000	8.10	115,332
2.49	88,435	7.84	81,717
2.50	20,000	6.88	20,000
2.64	30,882	9.10	—
2.67	33,194	9.22	—
2.99	8,000	7.87	6,000
3.13	208,000	7.38	207,333
3.50	8,000	7.62	6,667
Total	3,182,872		2,999,974

Warrants

The following table summarizes warrant activity:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, June 30, 2020	385,000	$1.24
Granted	—	—
Exercised	(190,000)	1.25
Repurchased	(100,000)	1.25
Expired/Cancelled	(45,000)	1.25
Outstanding, June 30, 2021	50,000	$1.19
Granted	—	—
Exercised	(50,000)	1.19
Repurchased	—	—
Expired/Cancelled	—	—
Outstanding, June 30, 2022	—	$—
Exercisable, June 30, 2021	50,000	$1.19
Exercisable, June 30, 2022	—	$—

During the year ended June 30, 2022, certain holders of warrants to purchase shares of the Company’s common stock at a per share exercise price of $1.19 exercised those warrants to purchase 50,000 shares, generating gross proceeds to the Company of $59,500.

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

Restricted Common Stock

Prior to July 1, 2020, the Company issued 2,277,366 shares of restricted common stock to employees valued at $2,521,204, of which $2,126,907 had been recognized as an expense. As of June 30, 2020, 191,855 of these shares with a grant date fair value of $394,297 had not yet vested.

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

During the year ended June 30, 2022, the Company issued an additional 356,582 shares of restricted stock to employees. Of this amount, 256,582 shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The remaining 100,000 shares vest over a four year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $850,996 based on the market price of our common stock ranging from $1.87 to $2.64 per share on the date of grant, which will be amortized over the vesting period.

The total fair value of restricted common stock vested during the year ended June 30, 2022 and 2021 was $557,496 and $376,338, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations. As of June 30, 2022, the amount of unvested compensation related to issuances of restricted common stock was $775,453, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2020	191,855	394,297	$2.51
Granted	195,810	463,994	2.37
Vested	(142,413)	(376,338)	2.37
Forfeited	—	—	—
Non-vested, June 30, 2021	245,252	$481,953	$2.47
Granted	356,582	850,996	2.39
Vested	(201,742)	(557,496)	2.51
Forfeited	—	—	—
Non-vested, June 30, 2022	400,092	$775,453	$2.38

Common Stock Repurchase and Retirement

Effective as of February 9, 2021, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2021 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The Compensation Committee of our Board of Directors subsequently approved the extension of the repurchases under the same terms through the end of fiscal year 2023. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors. As of June 30, 2021, $349,263 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the years ended June 30, 2022 and 2021, we repurchased 40,221 and 78,467 shares of our common stock under the repurchase plan at an average price of approximately $2.34 and $2.27 per share, respectively, for an aggregate amount of $93,918 and $178,012, respectively. As of June 30, 2022, $255,345 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
September 2020	25,500	$2.29	—	$219,379
December 2020	31,167	$2.21	—	150,499
March 2021	10,750	$2.15	—	376,888
June 2021	11,050	$2.50	—	349,263
Year ended June 30, 2021	78,467	$2.27	—	$349,263

September 2021	21,365	$2.55	—	$294,782
December 2021	5,951	$2.24	—	281,451
March 2022	6,086	$2.34	—	267,210
June 2022	6,819	$1.74	—	255,345
Year ended June 30, 2022	40,221	$2.34	—	$255,345
1	Consists of shares of common stock purchased from employees to satisfy tax obligations in connection with the vesting of stock incentive awards.

Note 6.   Contingencies and Commitments

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

Note 7.   Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2022 and 2021:

	Years Ended
	June 30,
	2022	2021
Current
Federal	$—	$—
State	3,820	2,319
Foreign (Mexico)	3,802	885
Deferred
Federal	—	—
Foreign	—	—
State	—	—
Provision for income tax expense	$7,622	$3,204

During the year ended June 30, 2022, the Company recorded a provision for income tax expense of $7,622 which consisted of $3,820 in state income tax payments and $3,802 in foreign (Mexico) income tax payments. During the year ended June 30, 2021, the Company recorded a provision for income tax expense of $3,204 which consisted of $2,319 in state income tax payments and $885 in foreign (Mexico) income tax payments.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended
	June 30,
	2022	2021
Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%
Permanent differences	1.2%	3.0%
Change in valuation allowance	(27.7)%	(30.1)%
Effective income tax rate	(0.5)%	(1.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2022 and 2021 are as follows:

	June 30,	June 30,
	2022	2021
Deferred tax assets:
Federal net operating loss carryforward	$2,440,870	$2,344,543
State net operating loss carryforward	326,117	285,568
Intangibles amortization	156,196	156,196
Stock based compensation	1,993,124	1,762,884
Other	207,901	197,401
Total deferred tax assets	5,124,208	4,746,592
Deferred tax liability:
Fixed asset depreciation	(51,094)	(49,487)
Net deferred tax assets	5,073,114	4,697,105
Less valuation allowance	(5,073,114)	(4,697,105)
	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2022 and 2021 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset.

Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2022 was an increase of $379,223.

At June 30, 2022 and 2021, the Company had federal net operating loss (“NOL”) carryforwards of approximately $15,040,000 and $15,030,000, respectively, and state NOL carryforwards of approximately $6,420,000 and $6,410,000, respectively. Federal NOLs generated prior to and after 2018 can be carried forward indefinitely with some limitations. State NOLs, if unused, completely expire in 2040.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2022 and 2021, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2022 and 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

Company is subject to taxation in the United States and various states and Mexico. The Company is subject to United States federal or state income tax examinations by tax authorities for fiscal years after 2017.

Note 8. Subsequent Events

On July 30, 2022, the Company issued 36,509 shares of unrestricted stock to a former officer for services rendered prior to their termination date. These shares vest immediately. The aggregate value of the stock award was $68,273 based on the market price of our common stock of $1.87 per share on the date of grant, which was expensed in the year ended June 30, 2022.

On August 19, 2022, the Company issued 222,334 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $431,300 based on the market price of our common stock of $1.94 per share on the date of grant, which will be amortized over the three-year vesting period.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2022, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control–- Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2022.

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

Item 9B. Other Information

On August 19, 2022, the Compensation Committee of the Company’s Board of Directors approved the extension of the term of the employment agreements with each of Messrs. Ahlberg and Hunt effective June 30, 2022, for an additional term of one year ending June 30, 2023 for Mr. Ahlberg, and for an indefinite period for Mr. Hunt, subject to the termination provisions of his employment agreement.  The Company entered into amendments to the employment agreements and Consulting Agreement, as applicable, for each of the foregoing officers on September 21, 2022 for Mr. Ahlberg and on September 22, 2022 for Mr. Hunt.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of September 16, 2022:

Name	Age	Position	Date of Appointment
Peter Victor Derycz	60	Executive Chairman	March 29, 2021
Roy W. Olivier	64	President and Chief Executive Officer, and Director	March 29, 2021
William Nurthen	49	Chief Financial Officer and Secretary	October 4, 2021
Scott Ahlberg	59	Chief Operating Officer	July 1, 2007
Shane Hunt (5)	45	Chief Revenue Officer	May 18, 2022
John Regazzi (1)(3)	73	Lead Independent Director	June 22, 2015
Barbara J. Cooperman (1)	67	Director	February 8, 2022
Gen. Merrill McPeak (1)(4)	86	Director	November 5, 2010
Eugene Robin (1)(2)	39	Director	March 31, 2021
(1)	Member of Audit Committee, Compensation Committee, and Nominating and Governance Committee
(2)	Chairman of the Compensation Committee
(3)	Chairman of the Audit Committee
(4)	Chairman of the Nominating and Governance Committee
(5)	Previously served as Chief Customer Success Officer appointed July 1, 2018

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

Roy W. Olivier – Chief Executive Officer and President, and Director

Mr. Olivier was named Interim Chief Executive Officer and President on March 29, 2021 and was formally appointed as Chief Executive Officer and President on October 4, 2021. Mr. Olivier has been a member of the Company's Board of Directors since January 2018. Before joining Research Solutions/Reprints Desk, Mr. Olivier served as CEO of ARI Network Services, a leading provider of SaaS tools and marketing services, growing the business from less than 80 employees to over 1,200 and increasing revenues from under $15 million to over $100 million through accelerated organic growth and acquisitions. Earlier in his career, he served as VP of Sales and Marketing for ProQuest Media Solutions (now Snap-on Inc.) and held executive and senior management positions at multiple companies across the telecommunications and computer industries including Multicom Publishing, Tandy Corporation, BusinessLand and PacTel.

William Nurthen – Chief Financial Officer and Secretary

Mr. Nurthen was appointed as Chief Financial Officer and Secretary on October 4, 2021.  He brings more than twenty years of experience which includes financial leadership roles at both publicly traded and private companies across multiple industries.  Prior to joining Research Solutions, Mr. Nurthen served in Chief Financial Officer roles for Endeavor Business Media, a B2B media publisher, and ARI Network Services, Inc. (formerly on the Nasdaq), a SaaS marketing company.  Mr. Nurthen has also held prior CFO roles in investment banking, biotechnology, and information technology.  He holds a Master of Business Administration from the Kellogg School of Management at Northwestern University and a Bachelor of Business Administration from the University of Notre Dame.

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

Shane Hunt – Chief Revenue Officer

Mr. Hunt provides leadership resulting in the acquisition and development of healthy long-term relationships with the Company’s cloud-based software customers, and ensures the daily satisfaction of users across R&D-driven organizations in life sciences, technology and academia worldwide. Mr. Hunt has nearly 20 years of industry experience and was co-founder of 4 Research Solutions Inc., a boutique information industry start-up that the Company acquired in 2012.  Mr. Hunt attended California State University, Chico for his undergraduate and graduate studies in Psychology.

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

Barbara J. Cooperman – Director

Ms. Cooperman was appointed to our board of directors on February 8, 2022. Ms. Cooperman is an accomplished executive with general management background, P&L responsibility, and world-class marketing specialty in both B2B and B2C sectors. She has more than 20 years’ governance experience on boards including early-stage and privately-held companies, nonprofits, industry associations, as well as executive leadership teams. She is known for being strategic and is a highly regarded leader skilled at developing vision and guiding organizations through growth stages and periods of reinvention. With 20+ years in the C-suite, Ms. Cooperman has significant experience advising the board on a wide range of issues such as unlocking brand value, strategic plans, M&A, and corporate social responsibility. Most recently, Ms. Cooperman was the global CMO at Kroll, a leader in cyber security and risk consulting, and Kroll Ontrack, a leader in ediscovery and data recovery. Joining as the firm came out of bankruptcy, she restored worldwide gold standard brand reputations, created go-to-market strategy for the high-growth cyber security practice, and managed corporate and crisis communications through the successful sale of both companies and several high-stakes matters. Kroll Ontrack was sold in 2016 and Kroll in 2018, both at highly attractive valuations.  Prior to her role as Chief Marketing Officer at Kroll, Inc., Ms. Cooperman worked for 12 years at Reed Elsevier, where she served as the Global Chief Marketing Officer for LexisNexis and Elsevier.

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

Eugene Robin – Director

Mr. Robin was appointed to our board of directors on March 31, 2021.  Mr. Robin is currently the Vice President of BKF Capital Group, Inc. and also serves as the Vice President of Strategic Initiatives of Interlink Electronics, Inc.  Mr. Robin was previously a principal of Cove Street Capital (“CSC”), a registered investment adviser, until August 2022, where he was employed since its founding in 2011, becoming a principal in 2014, and where he served as the Senior Analyst on both the Small Cap Value and Micro Cap Value strategies of CSC. Our board of directors concluded that Mr. Robin’s investment analysis experience as well as his software and security background make him a valuable addition to the board.

Term of Office

Each director serves until our next annual meeting or until his or her successor is duly elected and qualified. Each executive officer is elected by our board of directors and serves at its discretion.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed to report transactions occurring during the fiscal year ended June 30, 2022 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with except as follows: Mr. Derycz failed to timely file two Form 4s reporting two transactions; Mr. Ahlberg failed to timely file two Form 4s reporting three transactions; each of Mr. Hunt and Ms. Cooperman failed to timely file a Form 3 and a Form 4 reporting one transaction; and each of Messrs. Olivier, McPeak and Robin and Alan Urban (our former Chief Financial Officer) failed to timely file a Form 4 reporting one transaction.

Audit Committee Financial Expert

Our board of directors has a separately designated standing Audit Committee, comprised of Messrs. Regazzi (Chairman), McPeak and Robin and Ms. Cooperman, each of whom our board of directors has determined to be an independent director as that term is defined in the applicable rules for companies traded on Nasdaq. Our board of directors has determined that Mr. Regazzi qualifies as an “audit committee financial expert” as defined under SEC rules.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2022 and 2021

				Stock		All other
Name and principle	Fiscal	Salary	Bonus	awards		compensation		Total
Position	Year	($)	($)	($)		($)		($)
Peter Victor Derycz	2022	371,760	124,000	125,862	(1)	18,205		639,827
Executive Chairman	2021	371,521	132,060	143,840	(2)	18,240		665,661

Roy W. Olivier	2022	371,520	—	142,999	(3)	9,520		524,039
President and Chief Executive Officer, and Director	2021	97,167	25,000	53,000	(5)	13,500	(4)	188,667

William Nurthen	2022	214,092	70,500	284,000	(6)	13,460		582,052
Chief Financial Officer and Secretary	2021	—	—	—		—		—
(1)	Represents the grant date fair value of 30,061 shares of restricted stock granted on August 5, 2021, 7,078 shares of restricted stock granted on December 2, 2021, 7,381 shares of restricted stock granted on February 8, 2022, and 8,289 shares of restricted stock granted on May 10, 2022. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(2)	Represents the grant date fair value of 37,200 shares of restricted stock granted on August 3, 2020, 7,277 shares of restricted stock granted on November 17, 2020, 6,225 shares of restricted stock granted on February 9, 2021, and 10,000 shares of restricted stock granted on May 11, 2021. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(3)	Represents the grant date fair value of 18,939 shares of restricted stock granted on August 5, 2021, 14,155 shares of restricted stock granted on December 2, 2021, 14,762 shares of restricted stock granted on February 8, 2022, and 16,578 shares of restricted stock granted on May 10, 2022. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(4)	Represents director cash compensation.
(5)	Represents director stock compensation for the fair value of fully vested options granted on November 17, 2020, to purchase 50,000 shares of common stock at an exercise price of $3.13 per share.
(6)

Represents the grant date fair value of 100,000 shares of restricted stock granted on October 4, 2021, 5,476 shares of restricted stock granted on February 8, 2022, and 6,150 shares of restricted stock granted on May 10, 2022. The grant date fair value was estimated using the market price of our common stock at the date of grant. Of this amount, 100,000 shares of the restricted stock vests over a four-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met. The remaining 11,626 shares of the restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

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

The agreement contains provisions that prohibit Mr. Derycz from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Derycz of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Derycz will be eligible to receive an amount equal to his then-current base salary and bonus payable through the end of the term in the form of salary continuation, and vesting for all of his then-outstanding incentive awards will fully accelerate such that such incentive awards shall become fully vested, if he is terminated without cause. Mr. Derycz may terminate the agreement at any time, with or without reason, upon four weeks’ advance written notice.

Roy W. Olivier

On March 29, 2021, we entered into an executive employment agreement with Mr. Olivier. Under the terms of the executive employment agreement, Mr. Olivier agreed to serve as our Interim Chief Executive Officer and President on an at-will basis. The term of the agreement ended on September 21, 2021, and it was amended and restated on October 4, 2021 to formally appoint Mr. Oliver as Chief Executive Officer and President. The agreement provides for a base salary of $371,520 per year and participation in an executive bonus plan as determined by the Board.  No part of Mr. Olivier’s salary is allocated to his duties as a director of our company.

The amended and restated agreement contains provisions that prohibit Mr. Olivier from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Olivier of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Olivier will be eligible to receive an amount equal to his then-current base salary payable and group medical benefits for a period equal to the lesser of (i) eighteen (18) months or (ii) or the end of the term if his amended and restated agreement, if he is terminated without cause. In addition, he is eligible to receive a pro-rata bonus for the fiscal year of termination.  Mr. Olivier may terminate the agreement at any time, with or without reason, upon two weeks’ advance written notice.

William Nurthen

On October 4, 2021, we entered into an executive employment agreement with Mr. Nurthen which has an indefinite period. Under the terms of the executive employment agreement, Mr. Nurthen has agreed to serve as our Chief Financial Officer on an at-will basis. The agreement provides for a base salary of $284,000 per year and participation in an executive bonus plan as determined by the Board.

The agreement contains provisions that prohibit Mr. Nurthen from soliciting our customers or employees during his employment with us and for one year afterward for employees and two years afterward for customers. The agreement also contains provisions that restrict disclosure by Mr. Nurthen of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Nurthen will be eligible to receive (i) an amount equal to twelve (12) months of his then-current base salary payable in the form of salary continuation, (ii) a pro-rata bonus for the then-current fiscal year, (iii) acceleration of all outstanding unvested options or restricted stock as of the effective date of termination, and (iv) continuation of health and welfare benefits for 12 months if he is terminated without cause. Mr. Nurthen may terminate the agreement at any time, with or without reason, upon thirty (30) days’ advance written notice.

Scott Ahlberg

On July 1, 2010, we entered into an executive employment agreement with Mr. Ahlberg which was subsequently amended on June 30, 2022. Under the terms of the executive employment agreement, Mr. Ahlberg has agreed to serve as Chief Operating Officer on an at-will basis. The term of the agreement ends on June 30, 2023. The agreement provides for a base salary of $240,400 per year and participation in an executive bonus plan as determined by the Board.

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

Shane Hunt

On November 1, 2012, we entered into an executive employment agreement with Mr. Hunt which was subsequently amended on June 30, 2022. Under the terms of the executive employment agreement, as amended, Mr. Hunt has agreed to serve as Chief Revenue Officer on an at-will basis. The term of the agreement is indefinite unless terminated by either party subject to the provisions of the employment agreement. The agreement provides for a base salary of $225,000 per year and participation in a bonus plan based upon company sales and retention, and executive bonus plan as determined by the Board.

The agreement contains provisions that prohibit Mr. Hunt from soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Hunt of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Hunt will be eligible to receive an amount equal to six (6) months of his then-current base salary payable in the form of salary continuation if he is terminated without cause. Mr. Hunt may terminate the agreement at any time, with or without reason, upon two weeks’ advance written notice.

Outstanding Equity at Fiscal Year Ended June 30, 2022

The following table sets forth information regarding stock options, warrants and other stock awards (restricted stock) for each named executive officer as of June 30, 2022.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2022

	Number of	Number of
	securities	securities			Stock Awards:		Stock Awards:
	underlying	underlying	Option/	Option/	Number of		Market value of
	unexercised	unexercised	Warrant	Warrant	shares of stock		shares of stock
	options/warrants	options/warrants	exercise	expiration	that have not		that have not
Name	exercisable (#)	unexercisable (#)	price ($)	date (1)	vested (#)		vested ($)
Peter Victor Derycz	32,000	—	$1.25	2/13/2023	—		—
	16,000	—	$1.85	5/20/2023	—		—
	—	—	—	—	361	(2)	$1,130	(3)
	—	—	—	—	646	(4)	$2,260	(5)
	—	—	—	—	1,111	(6)	$3,323	(7)
	—	—	—	—	12,400	(8)	$30,380	(9)
	—	—	—	—	3,032	(10)	$6,458	(11)
	—	—	—	—	3,113	(12)	$7,750	(13)
	—	—	—	—	5,833	(14)	$12,658	(15)
	—	—	—	—	30,061	(16)	$79,361	(17)
	—	—	—	—	7,078	(18)	$15,501	(19)
	—	—	—	—	7,381	(20)	$15,500	(21)
	—	—	—	—	8,289	(22)	$15,500	(23)
Roy W. Olivier	50,000	—	$2.40	11/13/2028	—		—
	50,000	—	$3.13	11/12/2029	—		—
	50,000	—	$2.13	11/17/2030	—		—
	—	—	—	—	18,939	(16)	$49,999	(17)
	—	—	—	—	14,155	(18)	$30,999	(19)
	—	—	—	—	14,762	(20)	$31,000	(21)
	—	—	—	—	16,578	(22)	$31,001	(23)
William Nurthen	—	—	—	—	100,000	(24)	$261,000	(25)
	—	—	—	—	5,476	(20)	$11,500	(21)
	—	—	—	—	6,150	(22)	$11,501	(23)

(1)Stock options expire ten years from the grant date.

(2)	The restricted stock was granted on November 12, 2019 and vest over a three year period, with a one year cliff vesting period.

(3)Based on a market closing price per share of common stock of $3.13 on November 12, 2019.

(4)	The restricted stock was granted on February 11, 2020 and vest over a three year period, with a one year cliff vesting period.

(5)Based on a market closing price per share of common stock of $3.50 on February 11, 2020.

(6)	The restricted stock was granted on May 12, 2020 and vest over a three year period, with a one year cliff vesting period.

(7)Based on a market closing price per share of common stock of $2.99 on May 12, 2020.

(8)	The restricted stock was granted on August 3, 2020 and vest over a three year period, with a one year cliff vesting period.

(9)Based on a market closing price per share of common stock of $2.45 on August 3, 2020.

(10)	The restricted stock was granted on November 17, 2020 and vest over a three year period, with a one year cliff vesting period.

(11)Based on a market closing price per share of common stock of $2.13 on November 17, 2020.

(12)	The restricted stock was granted on February 9, 2021 and vest over a three year period, with a one year cliff vesting period.

(13)Based on a market closing price per share of common stock of $2.49 on February 9, 2021.

(14)	The restricted stock was granted on May 11, 2021 and vest over a three year period, with a one year cliff vesting period.

(15)Based on a market closing price per share of common stock of $2.17 on May 11, 2021.

(16)	The restricted stock was granted on August 5, 2021 and vest over a three year period, with a one year cliff vesting period.

(17)Based on a market closing price per share of common stock of $2.64 on August, 2021.

(18)	The restricted stock was granted on December 2, 2021 and vest over a three year period, with a one year cliff vesting period.

(19)Based on a market closing price per share of common stock of $2.19 on December 2, 2021.

(20)	The restricted stock was granted on February 8, 2022 and vest over a three year period, with a one year cliff vesting period.

(21)Based on a market closing price per share of common stock of $2.10 on February 8, 2022.

(22)	The restricted stock was granted on May 10, 2022 and vest over a three year period, with a one year cliff vesting period.

(23)Based on a market closing price per share of common stock of $1.87 on May 10, 2022.

(24)	The restricted stock was granted on October 4, 2021 and vest over a four year period, with a one year cliff vesting period.

(25)Based on a market closing price per share of common stock of $2.61 on October 4, 2021.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended June 30, 2022 and 2021

		Fees	Warrant
		earned	and
		or paid	Option
	Fiscal	in cash	Awards
Name	Year	($)	($)	Total ($)
John Regazzi (1)	2022	18,000	104,000	122,000
	2021	31,500	106,000	137,500
Gen. Merrill McPeak (2)	2022	18,000	52,000	70,000
	2021	18,000	53,000	71,000
Eugene Robin (3)	2022	18,000	52,000	70,000
	2021	4,500	36,563	41,063
Barbara J. Cooperman (4)	2022	7,079	40,318	47,397
	2021	—	—	—

(1)Outstanding equity awards as of June 30, 2022 consists of options to purchase 100,000 shares of common stock at $2.10 per share, 100,000 shares of common stock at $2.13 per share, options to purchase 100,000 shares of common stock at $3.13 per share, options to purchase 100,000 shares of common stock at $2.40 per share, options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share.

(2)Outstanding equity awards as of June 30, 2022 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share.

(3)Outstanding equity awards as of June 30, 2022 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.10 per share and options to purchase 31,250 shares of common stock at an exercise price of $2.43 per share.

(4)Outstanding equity awards as of June 30, 2022 consists of options to purchase 38,767 shares of common stock at an exercise price of $2.10 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 16, 2022, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 16, 2022. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 10624 S. Eastern Ave., Ste. A-614, Henderson, NV 89052. Applicable percentage ownership in the following table is based on 27,334,491 shares of common stock outstanding as of September 16, 2022 plus, for each person, any securities that person has the right to acquire within 60 days of September 16, 2022.

	Shares
	Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	of Shares
Greater than 5% Shareholder:
Richard H. Witmer, Jr. 16 Fort Hills Lane Greenwich, CT 06831	2,608,448	9.5%
Bristol Investment Fund, Ltd. (1) 662 N. Sepulveda Blvd., Suite 300 Los Angeles, CA 90049	2,582,108	9.4%
Cove Street Capital 2101 East El Segundo Blvd., Suite 203 El Segundo, CA 90245	2,257,731	8.3%
Cowan Prime Advisors, a division of Cowan Prime Services, LLC 599 Lexington Ave., Floor 21 New York, NY 10022	1,562,200	5.7%
Directors and Executive Officers:
Peter Victor Derycz (2)	3,419,349	12.5%
Roy W. Olivier (3)	361,633	1.3%
William Nurthen (4)	136,227	* %
Scott Ahlberg (5)	533,106	1.9%
Shane Hunt (6)	215,915	* %
John Regazzi (7)	1,093,500	3.9%
Gen. Merrill McPeak (8)	834,608	3.0%
Eugene Robin (9)	83,923	* %
Barbara Cooperman (10)	38,767	* %
All Directors and Executive Officers as a group (9 persons) (11)	6,715,716	22.6%

* Less than 1%

(1)

Paul Kessler exercises voting and investment power over the shares held by Bristol Investment Fund, Ltd. and is the brother-in-law of Peter Victor Derycz. Mr. Kessler previously served as a member of our board of directors from August 18, 2014 through November 6, 2015.

(2)

Includes shares underlying options to purchase 32,000 shares of common stock at an exercise price of $1.25 per share, and options to purchase 16,000 shares of common stock at an exercise price of $1.85 per share, and 79,305 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(3)

Includes shares underlying options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, and options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, and 64,434 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(4)

Includes 111,626 shares of unvested restricted stock. Of this amount, 100,000 shares of the restricted stock vests over a four-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met. The remaining 11,626 shares of the restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(5)

Includes shares underlying options to purchase 75,000 shares of common stock at an exercise price of $1.50 per share, options to purchase 25,600 shares of common stock at an exercise price of $1.15 per share, and 58,838 shares of unvested restricted stock. The restricted stock vests over a three year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(6)

Includes shares underlying options to purchase 7,500 shares of common stock at an exercise price of $1.00 per share, options to purchase 12,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 10,000 shares of common stock at an exercise price of $1.59 per share, options to purchase 20,000 shares of common stock at an exercise price of $2.50 per share, options to purchase 8,000 shares of common stock at an exercise price of $2.49 per share, options to purchase 8,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 7,333 shares of common stock at an exercise price of $3.50 per share, options to purchase 6,667 shares of common stock at an exercise price of $2.99 per share, options to purchase 6,000 shares of common stock at an exercise price of $2.45 per share, options to purchase 5,333 shares of common stock at an exercise price of $2.13 per share, options to purchase 4,667 shares of common stock at an exercise price of $2.49 per share, options to purchase 4,000 shares of common stock at an exercise price of $2.17 per share, and options to purchase 3,064 shares of common stock at an exercise price of $2.64 per share.

(7)

Includes shares underlying options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.40 per share, and options to purchase 100,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.13 per share, and options to purchase 100,000 shares of common stock at an exercise price of $2.10 per share..

(8)

Includes options to purchase50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, and options to purchase 50,000 shares of common stock at an exercise price of $2.10 per share.

(9)

Includes shares underlying options to purchase 31,250 shares of common stock at an exercise price of $2.43 per share and options to purchase 50,000 shares of common stock at an exercise price of $2.10 per share.

(10)	Includes shares underlying options to purchase 38,767 shares of common stock at an exercise price of $2.10 per share.
(11)	Includes shares underlying options to purchase 2,415,154 shares of common stock.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2022, there were 3,935,596 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan. The following table provides information as of June 30, 2022 with respect to the Plans, which are the only compensation plans under which our equity securities are, or have been, authorized for issuance.

Number of securities
remaining available
for future issuance
	Number of securities to be	Weighted average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan, and 2017 Omnibus Incentive Plan)	3,182,872	$1.79	3,935,596
Equity compensation plans not approved by stockholders	—	—	—
Total	3,182,872		3,935,596

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

Director Independence

Our board of directors currently consists of six members: Messrs. Derycz (Executive Chairman), McPeak, Olivier, Regazzi, Robin and Ms. Cooperman. Our board of directors has determined that Ms. Cooperman, Gen. McPeak, Mr. Regazzi and Mr. Robin are independent directors as that term is defined in the applicable rules for companies traded on Nasdaq. Ms. Cooperman, Gen. McPeak, Mr. Regazzi and Mr. Robin are each members of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our board of directors, and each of them meets Nasdaq’s independence standards for members of such committees.

Item 14. Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent registered public accounting firm is Weinberg & Company, P.A. 1925 Century Park E., Suite 1120, Los Angeles, CA 90067. PCAOB Auditor ID: 572. The following table presents the aggregate fees for professional audit services and other services rendered in the fiscal years ended June 30, 2022 and 2021.

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021
Audit Fees	$132,865	$125,452
Audit-Related Fees	—	—
Tax Fees	30,146	32,479
All Other Fees	—	—
Total	$163,011	$157,931

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2022 and 2021, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 23, 2022, are incorporated by reference to Item 8 of this report.

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

10.2	Form of Common Stock Purchase Warrant dated November 5, 2010. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.)++
10.3	Form of Common Stock Purchase Warrant dated December 19, 2011. (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed on July 22, 2016)++
10.4

Amendment to Executive Employment Agreement dated July 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on September 28, 2012.)++

10.5

Amendment to Executive Employment Agreement dated July 1, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++

10.6

Amendment to Executive Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++

10.7

Securities Purchase Agreement dated June 23, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)

10.8

Registration Rights Agreement dated June 24, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)

10.9	Form of Common Stock Purchase Warrant dated June 24, 2016. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 28, 2016.)

Exhibit Number	Description

10.10

Amendment to Executive Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++

10.11

Amended and Restated Loan and Security Agreement dated October 31, 2017, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed February 14, 2018.)

10.12

Amendment to Executive Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++

10.13

First Amendment to Amended and Restated Loan and Security Agreement, effective December 31, 2019, among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10 K filed September 24, 2020.)

10.14

Second Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2020, among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 14, 2020.)

10.15

Amendment to Executive Employment Agreement dated June 30, 2020, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 2, 2020.)++

10.16

Consulting Agreement dated July 1, 2020, between Reprints Desk, Inc. and Michiel van der Heijden BV. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed September 24, 2020.)++

10.17

Amended and Restated Executive Employment Agreement dated March 29, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Peter Derycz. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 13, 2021.)++

10.18

Executive Employment Agreement dated March 29, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Roy W. Olivier. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 13, 2021.)++

10.19	Amendment to Executive Employment Agreement dated June 30, 2021, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg.++
10.20	Amendment to Executive Employment Agreement dated June 30, 2022, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg.++
10.21

Amended and Restated Executive Employment Agreement dated October 4, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Roy W. Olivier.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 2021.)++

10.22

Employment Agreement dated October 4, 2021, between Research Solutions, Inc. and William A. Nurthen.  (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 2021.)++

10.23	Executive Employment Agreement dated November 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Shane Hunt.++
10.24	Amendment to Executive Employment Agreement dated June 30, 2021, between Research Solutions, Inc., Reprints Desk, Inc. and Shane Hunt.++
10.25	Amendment to Executive Employment Agreement dated June 30, 2022, between Research Solutions, Inc., Reprints Desk, Inc. and Shane Hunt.++
10.26

Third Amendment to Amended and Restated Loan and Security Agreement dated February 15, 2022 among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 13, 2022.)

10.27

Fourth Amendment to Amended and Restated Loan and Security Agreement dated February 28, 2022 among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 13, 2022.)

21	List of Subsidiaries.
23	Consent of Independent Registered Pubic Accounting Firm.
24	Power of Attorney. (Incorporated by reference to the signature page hereto.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)++
99.2	Amendment No. 1 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 29, 2012.)++
99.3	Amendment No. 2 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 13, 2014.)++
99.4	Amendment No. 3 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 26, 2016.)++
99.5	2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 26, 2017.)++
99.6	Amendment No. 1 to 2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 21, 2019.)++
99.7	Amendment No. 2 to 2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 25, 2020).++
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Furnished herewith

++Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier

Roy W. Olivier
Date: September 23, 2022		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen

William Nurthen
Date: September 23, 2022		Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy W. Olivier and William Nurthen, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 23, 2022
Signature	Title	Date

/s/ Roy W. Olivier
Roy W. Olivier	Chief Executive Officer (Principal Executive Officer), President and Director	September 23, 2022

/s/ William Nurthen
William Nurthen	Chief Financial Officer (Principal Financial	September 23, 2022
and Accounting Officer) and Secretary

/s/ Peter Victor Derycz
Peter Victor Derycz	Executive Chairman	September 23, 2022

/s/ Merrill McPeak
Merrill McPeak	Director	September 23, 2022

/s/ John Regazzi
John Regazzi	Director	September 23, 2022

/s/ Eugene Robin
Eugene Robin	Director	September 23, 2022

/s/ Barbara J. Cooperman
Barbara J. Cooperman	Director	September 23, 2022