Form 10-Q
period 2022-09-30
Research Solutions, Inc.
filed 2022-11-14
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 4, 2022
Common Stock, $0.001 par value	29,297,082

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,
	2022	June 30,
	(unaudited)	2022
Assets
Current assets:
Cash and cash equivalents	$10,387,689	$10,603,175
Accounts receivable, net of allowance of $71,122 and $94,144, respectively	5,169,789	5,251,545
Prepaid expenses and other current assets	205,118	276,026
Prepaid royalties	136,012	846,652
Total current assets	15,898,608	16,977,398

Other assets:
Property and equipment, net of accumulated depreciation of $846,894 and $840,996, respectively	45,849	47,985
Non-refundable deposit for asset acquisition	297,450	—
Deposits and other assets	894	893
Total assets	$16,242,801	$17,026,276

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,566,975	$6,604,032
Deferred revenue	5,357,148	5,538,526
Total current liabilities	10,924,123	12,142,558

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 27,330,878 and 27,075,648 shares issued and outstanding, respectively	27,331	27,076
Additional paid-in capital	28,298,171	28,072,855
Accumulated deficit	(22,879,707)	(23,094,272)
Accumulated other comprehensive loss	(127,117)	(121,941)
Total stockholders’ equity	5,318,678	4,883,718
Total liabilities and stockholders’ equity	$16,242,801	$17,026,276

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021

Revenue:
Platforms	$2,019,967	$1,509,874
Transactions	6,664,676	6,232,630
Total revenue	8,684,643	7,742,504

Cost of revenue:
Platforms	230,473	245,656
Transactions	5,104,922	4,836,473
Total cost of revenue	5,335,395	5,082,129
Gross profit	3,349,248	2,660,375

Operating expenses:
Selling, general and administrative	3,163,807	3,023,987
Depreciation and amortization	5,812	2,896
Total operating expenses	3,169,619	3,026,883

Income (loss) from operations	179,629	(366,508)

Other income	39,069	276

Income (loss) from operations before provision for income taxes	218,698	(366,232)
Provision for income taxes	(4,133)	(5,770)

Net income (loss)	214,565	(372,002)

Other comprehensive income (loss):
Foreign currency translation	(5,176)	(2,975)
Comprehensive income (loss)	$209,389	$(374,977)

Basic income (loss) per common share:
Net income (loss) per share	$0.01	$(0.01)
Basic weighted average common shares outstanding	26,718,171	26,277,116

Diluted income (loss) per common share:
Net income (loss) per share	$0.01	$(0.01)
Diluted weighted average common shares outstanding	27,779,841	26,277,116

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2022

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2022	27,075,648	$27,076	$28,072,855	$(23,094,272)	$(121,941)	$4,883,718

Fair value of vested stock options	—	—	40,706	—	—	40,706

Fair value of vested restricted common stock	222,334	222	134,433	—	—	134,655

Fair value of vested unrestricted common stock	36,509	36	68,236	—	—	68,272

Repurchase of common stock	(9,659)	(9)	(18,053)	—	—	(18,062)

Common stock issued upon exercise of stock options	6,046	6	(6)	—	—	—

Net income for the period	—	—	—	214,565	—	214,565

Foreign currency translation	—	—	—	—	(5,176)	(5,176)

Balance, September 30, 2022	27,330,878	$27,331	$28,298,171	$(22,879,707)	$(127,117)	$5,318,678

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021

Cash flow from operating activities:
Net income (loss)	$214,565	$(372,002)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,812	2,896
Fair value of vested stock options	40,706	71,999
Fair value of vested restricted common stock	134,655	99,111
Fair value of vested unrestricted common stock	68,272	—
Changes in operating assets and liabilities:
Accounts receivable	81,756	14,767
Prepaid expenses and other current assets	70,908	62,439
Prepaid royalties	710,640	639,765
Accounts payable and accrued expenses	(1,037,057)	(225,462)
Deferred revenue	(181,378)	(365,760)
Net cash provided by (used in) operating activities	108,879	(72,247)

Cash flow from investing activities:
Purchase of property and equipment	(3,681)	(3,643)
Payment for non-refundable deposit for asset acquisition	(297,450)	—
Net cash used in investing activities	(301,131)	(3,643)

Cash flow from financing activities:
Common stock repurchase	(18,062)	(54,481)
Net cash used in financing activities	(18,062)	(54,481)

Effect of exchange rate changes	(5,172)	(2,630)
Net increase (decrease) in cash and cash equivalents	(215,486)	(133,001)
Cash and cash equivalents, beginning of period	10,603,175	11,004,337
Cash and cash equivalents, end of period	$10,387,689	$10,871,336

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,133	$5,770

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2022 and 2021 (Unaudited)

Note 1.  Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with three wholly owned subsidiaries: Reprints Desk, Inc., a Delaware corporation, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2022 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $699,052 and $483,232 at September 30, 2022 and June 30, 2022, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three months ended September 30, 2022 and 2021.

The following table summarizes accounts receivable concentrations:

	As of
	September 30,	June 30,
	2022	2022
Customer A	11%	*

* Less than 10%

The following table summarizes vendor concentrations:

	Three Months Ended
	September 30,
	2022	2021
Vendor A	21%	19%
Vendor B	12%	13%

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	September 30,
	2022		2021
United States	$5,043,083	58.1%	$4,590,917	59.3%
Europe	3,009,521	34.6%	2,611,214	33.7%
Rest of World	632,039	7.3%	540,373	7.0%
Total	$8,684,643	100%	$7,742,504	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	As of September 30, 2022		As of June 30, 2022
United States	$2,820,384	54.6%	$3,255,976	62.0%
Europe	2,002,207	38.7%	1,665,111	31.7%
Rest of World	347,198	6.7%	330,458	6.3%
Total	$5,169,789	100%	$5,251,545	100%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $72,516 and $11,243 for the three months ended September 30, 2022 and 2021, respectively. Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $699,052 and $483,232 at September 30, 2022 and June 30, 2022, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Three Months Ended		Year Ended
	September 30,		June 30,
	2022	2021	2022	2021
Period end Euro : US Dollar exchange rate	0.98	1.16	1.05	1.19
Average period Euro : US Dollar exchange rate	1.01	1.18	1.13	1.19

Period end GBP : US Dollar exchange rate	1.11	1.35	1.21	1.38
Average period GBP : US Dollar exchange rate	1.19	1.38	1.34	1.34

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At September 30, 2022 potentially dilutive securities include options to acquire 3,125,372 shares of common stock and unvested restricted common stock of 568,240. At September 30, 2021 potentially dilutive securities include options to acquire 3,316,650 shares of common stock, warrants to acquire 50,000 shares of common stock and unvested restricted common stock of 298,583. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

For the three months ended September 30, 2022, the calculation of diluted earnings per share includes unvested restricted common stock and stock options, calculated under the treasury stock method. Basic and diluted net loss per common share is the same for the three months ended September 30, 2021 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Note 3.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2022. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 7.25% as of September 30, 2022. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2022 and June 30, 2022, respectively. As of September 30, 2022, there was approximately $2,140,000 of available credit.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of September 30, 2022, there were 3,748,262 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2022	3,182,872	$1.79	2,999,974	$1.75	182,898	$2.49
Granted	—	—	—	—	—	—
Options vesting	—	—	51,123	2.54	(51,123)	2.54
Exercised	(22,500)	1.48	(22,500)	1.48	—	—
Forfeited	(35,000)	2.43	(33,750)	2.40	(1,250)	3.27
Repurchased	—	—	—	—	—	—
Outstanding at September 30, 2022	3,125,372	$1.79	2,994,847	$1.76	130,525	$2.46

The weighted average remaining contractual life of all options outstanding as of September 30, 2022 was 5.23 years. The remaining contractual life for options vested and exercisable at September 30, 2022 was 5.09 years. Furthermore, the aggregate intrinsic value of options outstanding and of options vested and exercisable as of September 30, 2022 was $1,365,139, in each case based on the fair value of the Company’s common stock on September 30, 2022.

During the three months ended September 30, 2022, the Company did not grant any options to employees and directors. The total fair value of options that vested during the three months ended September 30, 2022 was $40,706 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of September 30, 2022, the amount of unvested compensation related to stock options was $170,211 which will be recorded as an expense in future periods as the options vest. During the three months ended September 30, 2022, the Company issued 6,046 net shares of common stock upon the exercise of 22,500 options on a cashless basis.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the three months ended September 30, 2022 and 2021. There were no stock options granted during the three months ended September 30, 2022.

	Three Months Ended
	September 30,
	2022	2021
Expected dividend yield	—%	—%
Risk-free interest rate	—%	0.92 - 1.01%
Expected life (in years)	—	6
Expected volatility	—%	56%

Additional information regarding stock options outstanding and exercisable as of September 30, 2022 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	3.18	225,000
0.77	25,000	1.88	25,000
0.80	16,000	2.89	16,000
0.90	15,000	2.85	15,000
1.00	15,000	2.44	15,000
1.05	305,000	3.90	305,000
1.07	33,898	0.04	33,898
1.09	50,000	3.65	50,000
1.10	105,000	2.75	105,000
1.15	104,400	0.35	104,400
1.20	274,000	4.80	274,000
1.25	32,000	0.37	32,000
1.50	185,000	0.22	185,000
1.59	25,000	5.61	25,000
1.80	74,050	0.98	74,050
1.85	16,000	0.64	16,000
1.95	200,000	5.76	200,000
2.10	238,767	9.36	238,767
2.13	216,708	8.14	211,138
2.17	35,955	8.62	17,978
2.19	5,000	9.31	—
2.40	312,833	6.13	312,833
2.43	61,250	8.68	46,250
2.45	168,000	7.85	126,000
2.49	78,435	7.67	72,836
2.50	20,000	6.63	20,000
2.64	30,882	8.85	12,867
2.67	33,194	8.97	13,831
2.99	8,000	7.62	6,666
3.13	208,000	7.12	208,000
3.50	8,000	7.37	7,333
Total	3,125,372		2,994,847

Restricted Common Stock

Prior to July 1, 2022, the Company issued 2,829,758 shares of restricted common stock to employees valued at $4,024,308, of which 2,215,342 shares have vested, 214,324 shares with fair value of $188,203 have been forfeited, and $3,060,652 has been recognized as an expense. The balance of the non-vested shares of restricted common stock was 400,092 at June 30, 2022, with an aggregate fair value of $775,453.

During the three months ended September 30, 2022, the Company issued an additional 222,334 shares of restricted stock to employees. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock awards was $431,328 based on the market price of our common stock price ranging of $1.94 per share on the date of grant, which will be amortized over the range of three-year vesting period.

The total fair value of restricted common stock vesting during the three months ended September 30, 2022 was $134,655 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of September 30, 2022, the amount of unvested compensation related to issuances of restricted common stock was

$1,072,126, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2022	400,092	$775,453	$2.38
Granted	222,334	431,328	1.94
Vested	(54,186)	(134,655)	2.60
Forfeited	—	—	—
Non-vested, September 30, 2022	568,240	$1,072,126	$2.18

Common Stock Repurchases

Effective as of February 9, 2021, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2021 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The Compensation Committee of our Board of Directors subsequently approved the extension of the repurchases under the same terms through the end of fiscal year 2023. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors. As of June 30, 2022, $255,345 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended September 30, 2022, the Company repurchased 9,659 shares of our common stock from employees at an average market price of approximately $1.87 per share for an aggregate amount of $18,062. As of September 30, 2022, $237,283 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

Note 5.  Non-refundable Deposit for Asset Acquisition

On September 28, 2022, Reprints Desk, Inc. (“Reprints Desk”) entered into an asset purchase agreement with FIZ Karlsruhe – Leibniz-Institut für Informationsinfrastruktur GmbH (“FIZ”).  FIZ delivers STM content pursuant to various contracts with its customers through its AutoDoc platform.  FIZ has agreed to assign and transfer to Reprints Desk certain of these contracts effective January 1, 2022 (the “Sold Contracts”).  In consideration, Reprints Desk has agreed to make a non-refundable payment of $297,450 (€300,000) paid on September 30, 2022 (the “Base Amount”), plus contingent consideration of up to an additional $248,000 (€250,000) based on the trailing 12 month’s (“TTM”) revenue of customers that consent to have their Sold Contract assumed by Reprints Desk as a transferred contract, compared to the TTM revenue of all Sold Contracts, as defined (the “Base Amount Plus”).  In addition to the Base Amount and the Base Amount Plus, for customers that have (i) consented to have their contract assumed by Reprints Desk and (ii) that place an order by June 30, 2023, Reprints Desk shall pay an amount to FIZ (the “Bonus Amount”) based on the service fee FIZ would have received from these customers for the period from January 1, 2023 through December 31, 2025.  At September 30, 2022, the Base Amount of $297,450 has been recorded as a non-refundable deposit for asset acquisition.

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

Inflation Risk

The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs, and which would put additional stress on the Company’s working capital resources.

Note 7. Subsequent Events

Stock Options

On October 7, 2022, the Company issued 16,204 shares of common stock upon the exercise of stock options underlying 33,898 shares of common stock on a cashless basis.

Restricted Common Stock

On November 1, 2022, the Company granted, under the 2017 Plan, restricted stock awards in the amount 1,950,000 shares to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP spans 5 years and is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

•20% at a 30-day VWAP of $3.00 per share;

•20% at a 30-day VWAP of $3.75 per share;

•20% at a 30-day VWAP of $4.50 per share;

•20% at a 30-day VWAP of $5.25 per share; and

•20% at a 30-day VWAP of $6.00 per share.

Upon a change of control vesting will accelerate with respect to that portion of the award that would vest if the target 30-day VWAP was achieved at the level above the per share price in such change of control transaction. For example, if we granted an award of 100,000 shares under the LTEBP, 20,000 shares would vest upon our stock price achieving a 30-day VWAP of $3.00 per share, and 20,000 shares would vest upon our stock price achieving a 30-day VWAP of $3.75 per share. If the per share price in a change of control transaction was $5.00 per share, vesting would accelerate for 40,000 shares under the same award (i.e. the number of shares that would vest for our stock price achieving a 30-day VWAP of $5.25 per share). As a condition to receiving awards under the LTEBP, recipients will be required to hold at least 75% of all vested shares during the term of their employment. Applicable target 30-day VWAPs must be achieved within 5 years following the grant of awards under the LTEBP, and all unvested awards under the LTEBP will be forfeited upon expiration of such 5-year period. Recipients will also forfeit unvested awards in the event their service with our company terminates for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2022 and 2021 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Sept. 30,	June 30,	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2022	2022	2022	2021	2021	2021	2021	2020
Revenue:
Platforms	$2,019,967	$1,886,845	$1,786,224	$1,604,829	$1,509,874	$1,429,160	$1,344,183	$1,220,535
Transactions	6,664,676	6,675,164	6,971,128	6,267,458	6,232,630	6,788,494	6,996,349	6,229,200
Total revenue	8,684,643	8,562,009	8,757,352	7,872,287	7,742,504	8,217,654	8,340,532	7,449,735

Cost of revenue:
Platforms	230,473	240,214	219,051	231,668	245,656	257,320	233,696	217,003
Transactions	5,104,922	5,038,653	5,299,804	4,802,959	4,836,473	5,218,118	5,404,196	4,841,150
Total cost of revenue	5,335,395	5,278,867	5,518,855	5,034,627	5,082,129	5,475,438	5,637,892	5,058,153

Gross profit:
Platforms	1,789,494	1,646,631	1,567,173	1,373,161	1,264,218	1,171,840	1,110,487	1,003,532
Transactions	1,559,754	1,636,511	1,671,324	1,464,499	1,396,157	1,570,376	1,592,153	1,388,050
Total gross profit	3,349,248	3,283,142	3,238,497	2,837,660	2,660,375	2,742,216	2,702,640	2,391,582

Operating expenses:
Sales and marketing	521,216	691,368	543,496	518,357	522,951	521,220	566,713	487,571
Technology and product dev.	875,290	1,049,430	971,959	868,236	821,460	732,371	664,195	624,747
General and administrative	1,519,424	1,663,671	1,629,371	1,616,135	1,497,223	1,354,244	1,233,603	1,118,750
Depreciation and amortization	5,812	5,507	4,988	4,260	2,896	2,694	2,066	3,039
Stock-based comp. expense	175,361	225,501	399,234	300,539	171,110	221,589	179,345	435,949
Foreign currency transaction loss (gain)	72,516	91,279	29,394	11,982	11,243	(890)	6,648	(17,469)
Total operating expenses	3,169,619	3,726,756	3,578,442	3,319,509	3,026,883	2,831,228	2,652,570	2,652,587
Other income (expenses and income taxes)	34,936	5,347	(585)	264	(5,494)	136	(322)	399
Net income (loss)	214,565	(438,267)	(340,530)	(481,585)	(372,002)	(88,876)	49,748	(260,606)

Basic income (loss) per common share:
Net income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.02)	$(0.01)	$—	$—	$(0.01)
Basic weighted average common shares outstanding	26,718,171	26,576,054	26,512,195	26,351,947	26,277,116	26,145,794	26,027,665	25,988,117

Diluted income (loss) per common share:
Net income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.02)	$(0.01)	$—	$—	$(0.01)
Diluted weighted average common shares outstanding	27,779,841	26,576,054	26,512,195	26,351,947	26,277,116	26,145,794	26,565,892	25,988,117

Comparison of the Three Months Ended September 30, 2022 and 2021

Results of Operations

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

Revenue:
Platforms	$2,019,967	$1,509,874	$510,093	33.8%
Transactions	6,664,676	6,232,630	432,046	6.9%
Total revenue	8,684,643	7,742,504	942,139	12.2%

Cost of revenue:
Platforms	230,473	245,656	(15,183)	(6.2)%
Transactions	5,104,922	4,836,473	268,449	5.6%
Total cost of revenue	5,335,395	5,082,129	253,266	5.0%

Gross profit:
Platforms	1,789,494	1,264,218	525,276	41.5%
Transactions	1,559,754	1,396,157	163,597	11.7%
Total gross profit	3,349,248	2,660,375	688,873	25.9%

Operating expenses:
Sales and marketing	521,216	522,951	(1,735)	(0.3)%
Technology and product development	875,290	821,460	53,830	6.6%
General and administrative	1,519,424	1,497,223	22,201	1.5%
Depreciation and amortization	5,812	2,896	2,916	100.7%
Stock-based compensation expense	175,361	171,110	4,251	2.5%
Foreign currency transaction loss	72,516	11,243	61,273	545.0%
Total operating expenses	3,169,619	3,026,883	142,736	4.7%

Income (loss) from operations	179,629	(366,508)	546,137	149.0%

Other income	39,069	276	38,793	14,055.4%

Income (loss) from operations before provision for income taxes	218,698	(366,232)	584,930	159.7%
Provision for income taxes	(4,133)	(5,770)	1,637	28.4%

Net income (loss)	$214,565	$(372,002)	586,567	157.7%

Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue:
Platforms	$2,019,967	$1,509,874	$510,093	33.8%
Transactions	6,664,676	6,232,630	432,046	6.9%
Total revenue	$8,684,643	$7,742,504	$942,139	12.2%

Total revenue increased $942,139, or 12.2%, for the three months ended September 30, 2022 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$510,093

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↑	$432,046	Increased primarily due to higher paid order volume.

Cost of Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Cost of Revenue:
Platforms	$230,473	$245,656	$(15,183)	(6.2)%
Transactions	5,104,922	4,836,473	268,449	5.6%
Total cost of revenue	$5,335,395	$5,082,129	$253,266	5.0%

	Three Months Ended
	September 30,
	2022	2021	% Change *
As a percentage of revenue:
Platforms	11.4%	16.3%	(4.9)%
Transactions	76.6%	77.6%	(1.0)%
Total	61.4%	65.6%	(4.2)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 4.2%, from 65.6% for the previous year to 61.4%, for the three months ended September 30, 2022.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	4.9%	Decreased primarily due to lower software expense and lower personnel costs.
Transactions	↓	1.0%	Decreased primarily due to proportionally lower personnel costs.

Gross Profit

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Gross Profit:
Platforms	$1,789,494	$1,264,218	$525,276	41.5%
Transactions	1,559,754	1,396,157	163,597	11.7%
Total gross profit	$3,349,248	$2,660,375	$688,873	25.9%

	Three Months Ended
	September 30,
	2022	2021	% Change*
As a percentage of revenue:
Platforms	88.6%	83.7%	4.9%
Transactions	23.4%	22.4%	1.0%
Total	38.6%	34.4%	4.2%
*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Operating Expenses:
Sales and marketing	$521,216	$522,951	$(1,735)	(0.3)%
Technology and product development	875,290	821,460	53,830	6.6%
General and administrative	1,519,424	1,497,223	22,201	1.5%
Depreciation and amortization	5,812	2,896	2,916	100.7%
Stock-based compensation expense	175,361	171,110	4,251	2.5%
Foreign currency transaction loss	72,516	11,243	61,273	545.0%
Total operating expenses	$3,169,619	$3,026,883	$142,736	4.7%

Category	Impact		Key Drivers
Sales and marketing	↓	$(1,735)	Decreased primarily due to lower consulting expenses and marketing spend partially offset by greater personnel costs.
Technology and product development	↑	$53,830	Increased due to greater software development personnel costs partially offset by lower consulting and recruiting expenses.
General and administrative	↑	$22,201	Increased due to greater personnel costs partially offset by lower accounting and consulting expenses.

Net Income (Loss)

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net Income (Loss):
Net income (loss):	$214,565	$(372,002)	$586,567	157.7%

Net income increased $586,567 or 157.7%, for the three months ended September 30, 2022 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

Liquidity and Capital Resources

	Three Months Ended September 30,
	2022	2021
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$108,879	$(72,247)
Net cash used in investing activities	(301,131)	(3,643)
Net cash used in financing activities	(18,062)	(54,481)

Effect of exchange rate changes	(5,172)	(2,630)
Net decrease in cash and cash equivalents	(215,486)	(133,001)
Cash and cash equivalents, beginning of period	10,603,175	11,004,337
Cash and cash equivalents, end of period	$10,387,689	$10,871,336

Liquidity

As of September 30, 2022, we had cash and cash equivalents of $10,387,689, compared to $10,603,175 as of June 30, 2022, a decrease of $215,486. This decrease was primarily due to cash used in investing activities.

Operating Activities

Net cash provided by operating activities was $108,879 for the three months ended September 30, 2022 and resulted primarily from a decrease in prepaid royalties of $710,640, a net income of $214,565, a decrease of accounts receivable of $81,756 and a decrease of prepaid expenses and other current assets of $70,908, partially offset by a decrease in accounts payable and accrued expenses of $1,037,057.

Net cash used in operating activities was $72,247 for the three months ended September 30, 2021 and resulted primarily from a net loss of $372,002, a decrease in accounts payable and accrued expenses of $225,462 and a decrease in deferred revenue of $365,760, partially offset by a decrease in prepaid royalties of $639,765 and a decrease in prepaid expenses and other current assets of $62,439.

Investing Activities

Net cash used in investing activities was $301,131 for the three months ended September 30, 2022 and resulted primarily from the payment for non-refundable deposit for asset acquisition of $297,450.

Net cash used in investing activities was $3,643 for the three months ended September 30, 2021 and resulted from the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $18,062 for the three months ended September 30, 2022 and resulted from the repurchase of common stock of $18,062.

Net cash used in financing activities was $54,481 for the three months ended September 30, 2021 and resulted from the repurchase of common stock of $54,481.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2022. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 7.25% as of September 30, 2022. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2022 and June 30, 2022, respectively. As of September 30, 2022, there was approximately $2,140,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021	$ Change
Net income (loss)	$214,565	$(372,002)	$586,567
Add (deduct):
Other (income) expense	(39,069)	(276)	(38,793)
Foreign currency transaction loss (gain)	72,516	11,243	61,273
Provision for income taxes	4,133	5,770	(1,637)
Depreciation and amortization	5,812	2,896	2,916
Stock-based compensation	175,361	171,110	4,251
Adjusted EBITDA	$433,318	$(181,259)	$614,577

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements for the fiscal quarter ended September 30, 2022, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of February 9, 2021, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2021 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The Compensation Committee of our Board of Directors subsequently approved the extension of the repurchases under the same terms through the end of fiscal year 2023. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors. As of June 30, 2022, $255,345 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended September 30, 2022, we repurchased 9,659 shares of our common stock from employees at an average market price of approximately $1.87 per share for an aggregate amount of $18,062. As of September 30, 2022, $237,283 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
July 1-31, 2022	—	—	—	$255,345
August 1-31, 2022	—	—	—	$255,345
September 1-30, 2022	9,659	$1.87	—	$237,283
Total	9,659	$1.87	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)
3.1.2	Articles of Merger Effective March 4, 2013. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2013.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2012.)
10.1	Asset Purchase Agreement dated September 28, 2022, between Reprints Desk, Inc. and FIZ Karlsruhe – Leibniz-Institut für Informationsinfrastruktur GmbH.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	INLINE XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*      Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: November 14, 2022		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: November 14, 2022		Chief Financial Officer (Principal Financial and Accounting Officer)