Form 10-Q
period 2022-12-31
Research Solutions, Inc.
filed 2023-02-10
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 3, 2023
Common Stock, $0.001 par value	29,164,809

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,
	2022	June 30,
	(unaudited)	2022
Assets
Current assets:
Cash and cash equivalents	$11,262,564	$10,603,175
Accounts receivable, net of allowance of $71,019 and $94,144, respectively	5,243,386	5,251,545
Prepaid expenses and other current assets	343,629	276,026
Prepaid royalties	41,216	846,652
Total current assets	16,890,795	16,977,398

Other assets:
Property and equipment, net of accumulated depreciation of $855,494 and $840,996, respectively	55,165	47,985
Non-refundable deposit for asset acquisition	297,450	—
Deposits and other assets	924	893
Total assets	$17,244,334	$17,026,276

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,629,101	$6,604,032
Deferred revenue	5,967,525	5,538,526
Total current liabilities	11,596,626	12,142,558

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 29,154,737 and 27,075,648 shares issued and outstanding, respectively	29,155	27,076
Additional paid-in capital	28,874,383	28,072,855
Accumulated deficit	(23,135,237)	(23,094,272)
Accumulated other comprehensive loss	(120,593)	(121,941)
Total stockholders’ equity	5,647,708	4,883,718
Total liabilities and stockholders’ equity	$17,244,334	$17,026,276

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Revenue:
Platforms	$2,110,272	$1,604,829	$4,130,239	$3,114,703
Transactions	6,606,394	6,267,458	13,271,070	12,500,088
Total revenue	8,716,666	7,872,287	17,401,309	15,614,791

Cost of revenue:
Platforms	253,073	231,668	483,546	477,324
Transactions	5,059,766	4,802,959	10,164,688	9,639,432
Total cost of revenue	5,312,839	5,034,627	10,648,234	10,116,756
Gross profit	3,403,827	2,837,660	6,753,075	5,498,035

Operating expenses:
Selling, general and administrative	3,726,928	3,315,249	6,890,735	6,339,236
Depreciation and amortization	6,342	4,260	12,154	7,156
Total operating expenses	3,733,270	3,319,509	6,902,889	6,346,392

Loss from operations	(329,443)	(481,849)	(149,814)	(848,357)

Other income	74,695	264	113,764	540

Loss from operations before provision for income taxes	(254,748)	(481,585)	(36,050)	(847,817)
Provision for income taxes	(782)	—	(4,915)	(5,770)

Net loss	(255,530)	(481,585)	(40,965)	(853,587)

Other comprehensive income (loss):
Foreign currency translation	6,524	185	1,348	(2,790)
Comprehensive loss	$(249,006)	$(481,400)	$(39,617)	$(856,377)

Loss per common share:
Net loss per share, basic and diluted	$(0.01)	$(0.02)	$-	$(0.03)
Weighted average common shares outstanding, basic and diluted	26,816,550	26,351,947	26,767,360	26,314,532

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended December 31, 2022

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2022	27,330,878	$27,331	$28,298,171	$(22,879,707)	$(127,117)	$5,318,678

Fair value of vested stock options	—	—	261,031	—	—	261,031

Fair value of vested restricted common stock	1,800,000	1,800	345,872	—	—	347,672

Repurchase of common stock	(16,141)	(16)	(30,651)	—	—	(30,667)

Common stock issued upon exercise of stock options	40,000	40	(40)	—	—	—

Net loss for the period	—	—	—	(255,530)	—	(255,530)

Foreign currency translation	—	—	—	—	6,524	6,524

Balance, December 31, 2022	29,154,737	$29,155	$28,874,383	$(23,135,237)	$(120,593)	$5,647,708

Balance, July 1, 2022	27,075,648	$27,076	$28,072,855	$(23,094,272)	$(121,941)	$4,883,718

Fair value of vested stock options	—	—	301,737	—	—	301,737

Fair value of vested restricted common stock	2,022,334	2,022	480,305	—	—	482,327

Fair value of vested unrestricted common stock	36,509	36	68,236	—	—	68,272

Repurchase of common stock	(25,800)	(25)	(48,704)	—	—	(48,729)

Common stock issued upon exercise of stock options	46,046	46	(46)	—	—	—

Net loss for the period	—	—	—	(40,965)	—	(40,965)

Foreign currency translation	—	—	—	—	1,348	1,348

Balance, December 31, 2022	29,154,737	$29,155	$28,874,383	$(23,135,237)	$(120,593)	$5,647,708

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2022	2021

Cash flow from operating activities:
Net loss	$(40,965)	$(853,587)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,154	7,156
Fair value of vested stock options	301,737	127,668
Fair value of vested restricted common stock	482,327	343,981
Fair value of vested unrestricted common stock	68,272	—
Changes in operating assets and liabilities:
Accounts receivable	8,159	99,113
Prepaid expenses and other current assets	(67,603)	(55,609)
Prepaid royalties	805,436	249,775
Accounts payable and accrued expenses	(974,931)	(172,283)
Deferred revenue	428,999	(63,113)
Net cash provided by (used in) operating activities	1,023,585	(316,899)

Cash flow from investing activities:
Purchase of property and equipment	(18,876)	(26,991)
Payment for non-refundable deposit for asset acquisition	(297,450)	—
Net cash used in investing activities	(316,326)	(26,991)

Cash flow from financing activities:
Proceeds from the exercise of stock options	—	30,671
Proceeds from the exercise of warrants	—	59,500
Common stock repurchase	(48,729)	(67,812)
Net cash provided by (used in) financing activities	(48,729)	22,359

Effect of exchange rate changes	859	(3,092)
Net increase (decrease) in cash and cash equivalents	659,389	(324,623)
Cash and cash equivalents, beginning of period	10,603,175	11,004,337
Cash and cash equivalents, end of period	$11,262,564	$10,679,714

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,915	$5,770

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2022 and 2021 (Unaudited)

Note 1.  Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with three wholly owned subsidiaries: Reprints Desk, Inc., (“Reprints Desk”) a Delaware corporation, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $1,406,009 and $483,232 at December 31, 2022 and June 30, 2022, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and six months ended December 31, 2022 and 2021.

The Company has no customers that accounted for greater than 10% of accounts receivable at December 31, 2022 and June 30, 2022.

The following table summarizes vendor concentrations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Vendor A	21%	21%	21%	20%
Vendor B	13%	14%	12%	13%

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	December 31,
	2022		2021
United States	$5,061,779	58.1%	$4,603,421	58.5%
Europe	2,963,155	34.0%	2,717,935	34.5%
Rest of World	691,732	7.9%	550,931	7.0%
Total	$8,716,666	100%	$7,872,287	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	As of December 31, 2022		As of June 30, 2022
United States	$3,068,940	58.5%	$3,255,976	62.0%
Europe	1,645,037	31.4%	1,665,111	31.7%
Rest of World	529,409	10.1%	330,458	6.3%
Total	$5,243,386	100%	$5,251,545	100%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to gain of $84,179 and $11,663 for the three and six months ended December 31, 2022, respectively and losses of $11,982 and $23,225 for the three and six months ended December 31, 2021, respectively. Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $1,406,009 and $483,232 at December 31, 2022 and June 30, 2022, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Six Months Ended		Year Ended
	December 31,		June 30,
	2022	2021	2022	2021
Period end Euro : US Dollar exchange rate	1.07	1.13	1.05	1.19
Average period Euro : US Dollar exchange rate	1.01	1.17	1.13	1.19

Period end GBP : US Dollar exchange rate	1.21	1.35	1.21	1.38
Average period GBP : US Dollar exchange rate	1.17	1.37	1.34	1.34

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At December 31, 2022 potentially dilutive securities include options to acquire 3,070,224 shares of common stock and unvested restricted common stock of

2,300,283. At December 31, 2021 potentially dilutive securities include options to acquire 3,272,850 shares of common stock and unvested restricted common stock of 345,726. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

The computation of basic and diluted net loss per common share is the same for the three and six months ended December 31, 2022 and 2021 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

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

Note 3.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2022. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 8.5% as of December 31, 2022. The line of credit is secured by the Company’s consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2022 and June 30, 2022, respectively. As of December 31, 2022, there was approximately $2,342,000 of available credit.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of December

31, 2022, there were 1,763,262 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2022	3,182,872	$1.79	2,999,974	$1.75	182,898	$2.49
Granted	200,000	2.15	—	—	200,000	2.15
Options vesting	—	—	279,805	2.25	(279,805)	2.25
Exercised	(162,648)	1.40	(162,648)	1.40	—	—
Forfeited	(150,000)	1.81	(147,917)	1.78	(2,083)	3.92
Repurchased	—	—	—	—	—	—
Outstanding at December 31, 2022	3,070,224	$1.84	2,969,214	$1.81	101,010	$2.45

The weighted average remaining contractual life of all options outstanding as of December 31, 2022 was 5.68 years. The remaining contractual life for options vested and exercisable at December 31, 2022 was 5.59 years. Furthermore, the aggregate intrinsic value of options outstanding and of options vested and exercisable as of December 31, 2022 was $1,050,934, in each case based on the fair value of the Company’s common stock on December 31, 2022.

During the six months ended December 31, 2022, the Company granted 200,000 options to directors with a fair value of $222,000 which, due to immediate vesting, were fully expensed at the time of grant. The total fair value of options that vested during the six months ended December 31, 2022 was $301,737 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of December 31, 2022, the amount of unvested compensation related to stock options was $130,030 which will be recorded as an expense in future periods as the options vest. During the six months ended December 31, 2022, the Company issued 46,046 net shares of common stock upon the exercise of  options underlying 162,648 shares of common stock on a cashless basis.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the six months ended December 31, 2022 and 2021.

	Six Months Ended
	December 31,
	2022	2021
Expected dividend yield	—%	—%
Risk-free interest rate	3.76%	0.92 - 1.01%
Expected life (in years)	5	6
Expected volatility	56%	56%

Additional information regarding stock options outstanding and exercisable as of December 31, 2022 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	2.93	225,000
0.77	25,000	1.63	25,000
0.80	16,000	2.64	16,000
0.90	15,000	2.59	15,000
1.00	15,000	2.19	15,000
1.05	305,000	3.65	305,000
1.09	40,000	3.40	40,000
1.10	105,000	2.50	105,000
1.15	104,400	0.10	104,400
1.20	274,000	4.55	274,000
1.25	32,000	0.12	32,000
1.59	25,000	5.36	25,000
1.80	62,800	0.73	62,800
1.85	16,000	0.38	16,000
1.95	200,000	5.51	200,000
2.10	238,767	9.11	238,767
2.13	216,708	7.88	212,530
2.15	200,000	9.95	200,000
2.17	35,955	8.36	20,974
2.19	5,000	9.05	—
2.40	302,833	5.87	302,833
2.43	61,250	8.43	48,750
2.45	163,000	7.59	135,833
2.49	78,435	7.42	73,956
2.50	20,000	6.38	20,000
2.64	30,882	8.60	15,441
2.67	33,194	8.72	16,597
2.99	8,000	7.37	7,333
3.13	208,000	6.87	208,000
3.50	8,000	7.12	8,000
Total	3,070,224		2,969,214

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

During the six months ended December 31, 2022, the Company issued an additional 2,022,334 shares of restricted stock to employees with an aggregate fair value of $2,958,528. Of this amount, 222,334 shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of these stock awards was $431,328 based on the market price of our common stock of $1.94 per share on the date of grant, which will be amortized over the range of three-year vesting period. The remaining 1,800,000 shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP replaces the previous restricted stock compensation program for executives. It spans 5 years and is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

•20% at a 30-day VWAP of $3.00 per share;

•20% at a 30-day VWAP of $3.75 per share;

•20% at a 30-day VWAP of $4.50 per share;

•20% at a 30-day VWAP of $5.25 per share; and

•20% at a 30-day VWAP of $6.00 per share.

Upon a change of control vesting will accelerate with respect to that portion of the award that would vest if the target 30-day VWAP was achieved at the level above the per share price in such change of control transaction. For example, if we granted an award of 100,000 shares under the LTEBP, 20,000 shares would vest upon our stock price achieving a 30-day VWAP of $3.00 per share, and 20,000 shares would vest upon our stock price achieving a 30-day VWAP of $3.75 per share. If the per share price in a change of control transaction was $5.00 per share, vesting would accelerate for 40,000 shares under the same award (i.e. the number of shares that would vest for our stock price achieving a 30-day VWAP of $5.25 per share, pursuant to a tier round up provision in the Plan effective upon a change in control). As a condition to receiving awards under the LTEBP, recipients will be required to hold at least 75% of all vested shares during the term of their employment. Applicable target 30-day VWAPs must be achieved within 5 years following the grant of awards under the LTEBP, and all unvested awards under the LTEBP will be forfeited upon expiration of such 5-year period. Recipients will also forfeit unvested awards in the event their service with our company terminates for any reason.

As the vesting of the 1,800,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $2,527,200, computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.43 to 2.59 years. The total fair value of restricted common stock vesting and expenses related to amortization of the fair value of the LTEBP program during the six months ended December 31, 2022 was $482,327 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2022, the amount of unvested compensation related to issuances of restricted common stock was $3,251,654, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date. When calculating net loss per share, the 2,300,283 shares are considered antidilutive and are excluded from that calculation.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2022	400,092	$775,453	$2.38
Granted	2,022,334	2,958,528	1.46
Vested	(122,143)	(482,327)	2.54
Forfeited	—	—	—
Non-vested, December 31, 2022	2,300,283	$3,251,654	$1.56

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

During the six months ended December 31, 2022, the Company repurchased 25,800 shares of our common stock from employees at an average market price of approximately $1.89 per share for an aggregate amount of $48,729. As of December 31, 2022, $206,616 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

Note 5.  Non-refundable Deposit for Asset Acquisition

On September 28, 2022, Reprints Desk entered into an asset purchase agreement with FIZ Karlsruhe – Leibniz-Institut für Informationsinfrastruktur GmbH (“FIZ”).  FIZ delivers STM content pursuant to various contracts with its customers through its AutoDoc platform.  FIZ has agreed to assign and transfer to Reprints Desk certain of these contracts effective January 1, 2023 (the “Sold Contracts”).  In consideration, Reprints Desk has agreed to make a non-refundable payment of $297,450 (€300,000) paid on September 30, 2022 (the “Base Amount”), plus contingent consideration of up to an additional $248,000 (€250,000) based on the trailing 12 month’s (“TTM”) revenue of customers that consent to have their Sold Contract assumed by Reprints Desk as a transferred contract, compared to the TTM revenue of all Sold Contracts, as defined (the “Base Amount Plus”).  In addition to the Base Amount and the Base Amount Plus, for customers that have (i) consented to have their contract assumed by Reprints Desk and (ii) that place an order by June 30, 2023, Reprints Desk shall pay an amount to FIZ (the “Bonus Amount”) based on the service fee FIZ would have received from these customers for the period from January 1, 2023 through December 31, 2025.  At December 31, 2022, the Base Amount of $297,450 has been recorded as a non-refundable deposit for asset acquisition.

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

Note 7. Subsequent Events

Stock Options

On January 9, 2023, the Company issued 12,722 net shares of common stock upon the exercise of stock options underlying 28,800 shares of common stock on a cashless basis.

On January 16, 2023, the Company issued 50,000 shares of common stock upon the exercise of stock options for $57,500 in proceeds.

On January 31, 2023, the Company retired 65,165 shares of restricted common stock which was forfeited prior to vesting.

On February 1, 2023, the Company issued 12,515 net shares of common stock upon the exercise of stock options underlying 25,600 shares of common stock on a cashless basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
	2022	2022	2022	2022	2021	2021	2021	2021
Revenue:
Platforms	$2,110,272	$2,019,967	$1,886,845	$1,786,224	$1,604,829	$1,509,874	$1,429,160	$1,344,183
Transactions	6,606,394	6,664,676	6,675,164	6,971,128	6,267,458	6,232,630	6,788,494	6,996,349
Total revenue	8,716,666	8,684,643	8,562,009	8,757,352	7,872,287	7,742,504	8,217,654	8,340,532

Cost of revenue:
Platforms	253,073	230,473	240,214	219,051	231,668	245,656	257,320	233,696
Transactions	5,059,766	5,104,922	5,038,653	5,299,804	4,802,959	4,836,473	5,218,118	5,404,196
Total cost of revenue	5,312,839	5,335,395	5,278,867	5,518,855	5,034,627	5,082,129	5,475,438	5,637,892

Gross profit:
Platforms	1,857,199	1,789,494	1,646,631	1,567,173	1,373,161	1,264,218	1,171,840	1,110,487
Transactions	1,546,628	1,559,754	1,636,511	1,671,324	1,464,499	1,396,157	1,570,376	1,592,153
Total gross profit	3,403,827	3,349,248	3,283,142	3,238,497	2,837,660	2,660,375	2,742,216	2,702,640

Operating expenses:
Sales and marketing	666,608	521,216	691,368	543,496	518,357	522,951	521,220	566,713
Technology and product dev.	922,132	875,290	1,049,430	971,959	868,236	821,460	732,371	664,195
General and administrative	1,613,664	1,519,424	1,663,671	1,629,371	1,616,135	1,497,223	1,354,244	1,233,603
Depreciation and amortization	6,342	5,812	5,507	4,988	4,260	2,896	2,694	2,066
Stock-based comp. expense	608,703	175,361	225,501	399,234	300,539	171,110	221,589	179,345
Foreign currency transaction loss (gain)	(84,179)	72,516	91,279	29,394	11,982	11,243	(890)	6,648
Total operating expenses	3,733,270	3,169,619	3,726,756	3,578,442	3,319,509	3,026,883	2,831,228	2,652,570
Other income (expenses and income taxes)	73,913	34,936	5,347	(585)	264	(5,494)	136	(322)
Net income (loss)	(255,530)	214,565	(438,267)	(340,530)	(481,585)	(372,002)	(88,876)	49,748

Basic income (loss) per common share:
Net income (loss) per share	$(0.01)	$0.01	$(0.02)	$(0.01)	$(0.02)	$(0.01)	$—	$—
Basic weighted average common shares outstanding	26,816,550	26,718,171	26,576,054	26,512,195	26,351,947	26,277,116	26,145,794	26,027,665

Diluted income (loss) per common share:
Net income (loss) per share	$(0.01)	$0.01	$(0.02)	$(0.01)	$(0.02)	$(0.01)	$—	$—
Diluted weighted average common shares outstanding	26,815,550	27,779,841	26,576,054	26,512,195	26,351,947	26,277,116	26,145,794	26,565,892

Comparison of the Three and Six Months Ended December 31, 2022 and 2021

Results of Operations

	Three Months Ended December 31,
	2022	2021	$ Change	% Change

Revenue:
Platforms	$2,110,272	$1,604,829	$505,443	31.5%
Transactions	6,606,394	6,267,458	338,936	5.4%
Total revenue	8,716,666	7,872,287	844,379	10.7%

Cost of revenue:
Platforms	253,073	231,668	21,405	9.2%
Transactions	5,059,766	4,802,959	256,807	5.3%
Total cost of revenue	5,312,839	5,034,627	278,212	5.5%

Gross profit:
Platforms	1,857,199	1,373,161	484,038	35.2%
Transactions	1,546,628	1,464,499	82,129	5.6%
Total gross profit	3,403,827	2,837,660	566,167	20.0%

Operating expenses:
Sales and marketing	666,608	518,357	148,251	28.6%
Technology and product development	922,132	868,236	53,896	6.2%
General and administrative	1,613,664	1,616,135	(2,471)	(0.2)%
Depreciation and amortization	6,342	4,260	2,082	48.9%
Stock-based compensation expense	608,703	300,539	308,164	102.5%
Foreign currency transaction loss (gain)	(84,179)	11,982	(96,161)	(802.5)%
Total operating expenses	3,733,270	3,319,509	413,761	12.5%

Loss from operations	(329,443)	(481,849)	152,406	31.6%

Other income	74,695	264	74,431	28,193.6%

Loss from operations before provision for income taxes	(254,748)	(481,585)	226,837	47.1%
Provision for income taxes	(782)	—	(782)	—%

Net loss	$(255,530)	$(481,585)	226,055	46.9%

	Six Months Ended December 31,
	2022	2021	$ Change	% Change

Revenue:
Platforms	$4,130,239	$3,114,703	$1,015,536	32.6%
Transactions	13,271,070	12,500,088	770,982	6.2%
Total revenue	17,401,309	15,614,791	1,786,518	11.4%

Cost of revenue:
Platforms	483,546	477,324	6,222	1.3%
Transactions	10,164,688	9,639,432	525,256	5.4%
Total cost of revenue	10,648,234	10,116,756	531,478	5.3%

Gross profit:
Platforms	3,646,693	2,637,379	1,009,314	38.3%
Transactions	3,106,382	2,860,656	245,726	8.6%
Total gross profit	6,753,075	5,498,035	1,255,040	22.8%

Operating expenses:
Sales and marketing	1,187,824	1,041,308	146,516	14.1%
Technology and product development	1,797,422	1,689,696	107,726	6.4%
General and administrative	3,133,088	3,113,358	19,730	0.6%
Depreciation and amortization	12,154	7,156	4,998	69.8%
Stock-based compensation expense	784,064	471,649	312,415	66.2%
Foreign currency transaction loss (gain)	(11,663)	23,225	(34,888)	(150.2)%
Total operating expenses	6,902,889	6,346,392	556,497	8.8%

Loss from operations	(149,814)	(848,357)	698,543	82.3%

Other income	113,764	540	113,224	20,967.4%

Loss from operations before provision for income taxes	(36,050)	(847,817)	811,767	95.7%
Provision for income taxes	(4,915)	(5,770)	855	14.8%

Net loss	$(40,965)	$(853,587)	$812,622	95.2%

Revenue

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
Revenue:
Platforms	$2,110,272	$1,604,829	$505,443	31.5%
Transactions	6,606,394	6,267,458	338,936	5.4%
Total revenue	$8,716,666	$7,872,287	$844,379	10.7%

Total revenue increased $844,379, or 10.7%, for the three months ended December 31, 2022 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$505,443

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↑	$338,936	Increased primarily due to higher paid order volume.

	Six Months Ended December 31,
	2022	2021	$ Change	% Change
Revenue:
Platforms	$4,130,239	$3,114,703	$1,015,536	32.6%
Transactions	13,271,070	12,500,088	770,982	6.2%
Total revenue	$17,401,309	$15,614,791	$1,786,518	11.4%

Total revenue increased $1,786,518, or 11.4%, for the six months ended December 31, 2022 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,015,536

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↑	$770,982	Increased due to higher paid order volume and pricing initiatives.

Cost of Revenue

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
Cost of Revenue:
Platforms	$253,073	$231,668	$21,405	9.2%
Transactions	5,059,766	4,802,959	256,807	5.3%
Total cost of revenue	$5,312,839	$5,034,627	$278,212	5.5%

	Three Months Ended
	December 31,
	2022	2021	% Change *
As a percentage of revenue:
Platforms	12.0%	14.4%	(2.4)%
Transactions	76.6%	76.6%	-%
Total	61.0%	64.0%	(3.0)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 3%, from 64% for the previous year to 61%, for the three months ended December 31, 2022.

	Impact as percentage
Category	of revenue	Key Drivers
Platforms	↓ 2.4%	Decreased primarily due to lower software expense and lower personnel costs.

	Six Months Ended December 31,
	2022	2021	$ Change	% Change
Cost of Revenue:
Platforms	$483,546	$477,324	$6,222	1.3%
Transactions	10,164,688	9,639,432	525,256	5.4%
Total cost of revenue	$10,648,234	$10,116,756	$531,478	5.3%

	Six Months Ended
	December 31,
	2022	2021	% Change *
As a percentage of revenue:
Platforms	11.7%	15.3%	(3.6)%
Transactions	76.6%	77.1%	(0.5)%
Total	61.2%	64.8%	(3.6)%

*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 3.6%, from 64.8% for the previous year to 61.2%, for the six months ended December 31, 2022.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	3.6%	Decreased primarily due to lower software expense and lower personnel costs.
Transactions	↓	0.5%	Decreased primarily due to proportionally lower personnel costs.

Gross Profit

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
Gross Profit:
Platforms	$1,857,199	$1,373,161	$484,038	35.2%
Transactions	1,546,628	1,464,499	82,129	5.6%
Total gross profit	$3,403,827	$2,837,660	$566,167	20.0%

	Three Months Ended
	December 31,
	2022	2021	% Change*
As a percentage of revenue:
Platforms	88.0%	85.6%	2.4%
Transactions	23.4%	23.4%	-%
Total	39.0%	36.0%	3.0%
*	The difference between current and prior period gross profit as a percentage of revenue

	Six Months Ended December 31,
	2022	2021	$ Change	% Change
Gross Profit:
Platforms	$3,646,693	$2,637,379	$1,009,314	38.3%
Transactions	3,106,382	2,860,656	245,726	8.6%
Total gross profit	$6,753,075	$5,498,035	$1,255,040	22.8%

	Six Months Ended
	December 31,
	2022	2021	% Change*
As a percentage of revenue:
Platforms	88.3%	84.7%	3.6%
Transactions	23.4%	22.9%	0.5%
Total	38.8%	35.2%	3.6%

*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
Operating Expenses:
Sales and marketing	$666,608	$518,357	$148,251	28.6%
Technology and product development	922,132	868,236	53,896	6.2%
General and administrative	1,613,664	1,616,135	(2,471)	(0.2)%
Depreciation and amortization	6,342	4,260	2,082	48.9%
Stock-based compensation expense	608,703	300,539	308,164	102.5%
Foreign currency transaction loss	(84,179)	11,982	(96,161)	(802.5)%
Total operating expenses	$3,733,270	$3,319,509	$413,761	12.5%

Category	Impact		Key Drivers
Sales and marketing	↑	$148,251	Increased primarily due to greater personnel costs and marketing discretionary spend partially offset by lower consulting expenses.
Technology and product development	↑	$53,896	Increased due to greater software development personnel costs partially offset by lower consulting expenses.
General and administrative	↓	$(2,471)	Decreased due to lower accounting and consulting expenses partially offset by greater personnel costs.

	Six Months Ended December 31,
	2022	2021	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,187,824	$1,041,308	$146,516	14.1%
Technology and product development	1,797,422	1,689,696	107,726	6.4%
General and administrative	3,133,088	3,113,358	19,730	0.6%
Depreciation and amortization	12,154	7,156	4,998	69.8%
Stock-based compensation expense	784,064	471,649	312,415	66.2%
Foreign currency transaction loss	(11,663)	23,225	(34,888)	(150.2)%
Total operating expenses	$6,902,889	$6,346,392	$556,497	8.8%

Category	Impact		Key Drivers
Sales and marketing	↑	$146,516	Increased primarily due to greater personnel costs and marketing discretionary spend partially offset by lower consulting expenses.
Technology and product development	↑	$107,726	Increased due to greater software development personnel costs partially offset by lower consulting and recruiting expenses.
General and administrative	↑	$19,730	Increased due to greater personnel costs partially offset by lower accounting and consulting expenses.

Net Income (Loss)

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
Net Income (Loss):
Net income (loss):	$(255,530)	$(481,585)	$226,055	46.9%

Net loss decreased $226,055 or 46.9%, for the three months ended December 31, 2022 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

	Six Months Ended December 31,
	2022	2021	$ Change	% Change
Net Income (Loss):
Net income (loss):	$(40,965)	$(853,587)	$812,622	95.2%

Net loss decreased $812,622 or 95.2%, for the six months ended December 31, 2022 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
	2022	2021
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$1,023,585	$(316,899)
Net cash used in investing activities	(316,326)	(26,991)
Net cash provided by (used in) financing activities	(48,729)	22,359

Effect of exchange rate changes	859	(3,092)
Net increase (decrease) in cash and cash equivalents	659,389	(324,623)
Cash and cash equivalents, beginning of period	10,603,175	11,004,337
Cash and cash equivalents, end of period	$11,262,564	$10,679,714

Liquidity

As of December 31, 2022, we had cash and cash equivalents of $11,262,564, compared to $10,603,175 as of June 30, 2022, an increase of $659,389. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $1,023,585 for the six months ended December 31, 2022 and resulted primarily from a decrease in prepaid royalties of $805,436, an increase in fair value of vested restricted common stock of $482,327 and an increase in deferred revenue of $428,999, partially offset by a decrease in accounts payable and accrued expenses of $974,931.

Net cash used in operating activities was $316,899 for the six months ended December 31, 2021 and resulted primarily from a net loss of $853,587 and a decrease in accounts payable and accrued expenses of $172,283, partially offset by a decrease in prepaid royalties of $249,775 and a decrease in accounts receivable of $99,113.

Investing Activities

Net cash used in investing activities was $316,326 for the six months ended December 31, 2022 and resulted primarily from the payment for non-refundable deposit for asset acquisition of $297,450.

Net cash used in investing activities was $26,991 for the six months ended December 31, 2021 and resulted from the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $48,729 for the six months ended December 31, 2022 and resulted from the repurchase of common stock of $48,729.

Net cash provided by financing activities was $22,359 for the six months ended December 31, 2021 and resulted from the proceeds from the exercise of warrants of $59,500 and the proceeds from the exercise of options of $30,671, partially offset by the repurchase of common stock of $67,812.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2022. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 8.5% as of December 31, 2022. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2022 and June 30, 2022, respectively. As of December 31, 2022, there was approximately $2,342,000 of available credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022	2021	$ Change
Net income (loss)	$(255,530)	$(481,585)	$226,055
Add (deduct):
Other (income) expense	(74,695)	(264)	(74,431)
Foreign currency transaction loss (gain)	(84,179)	11,982	(96,161)
Provision for income taxes	782	—	782
Depreciation and amortization	6,342	4,260	2,082
Stock-based compensation	608,703	300,539	308,164
Adjusted EBITDA	$201,423	$(165,068)	$366,491

	Six Months Ended
	December 31,
	2022	2021	$ Change
Net income (loss)	$(40,965)	$(853,587)	$812,622
Add (deduct):
Other (income) expense	(113,764)	(540)	(113,224)
Foreign currency transaction loss (gain)	(11,663)	23,225	(34,888)
Provision for income taxes	4,915	5,770	(855)
Depreciation and amortization	12,154	7,156	4,998
Stock-based compensation	784,064	471,649	312,415
Adjusted EBITDA	$634,741	$(346,327)	$981,068

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements for the fiscal quarter ended December 31, 2022, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

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

During the three months ended December 31, 2022, we repurchased 16,141 shares of our common stock from employees at an average market price of approximately $1.90 per share for an aggregate amount of $30,667. As of December 31, 2022, $206,616 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
Oct 1-31, 2022	—	—	—	$237,283
November 1-30, 2022	—	—	—	$237,283
December 1-31, 2022	16,141	$1.90	—	$206,616
Total	16,141	$1.90	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)
3.1.2	Articles of Merger Effective March 4, 2013. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2013.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2012.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	INLINE XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*      Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: February 10, 2023		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: February 10, 2023		Chief Financial Officer (Principal Financial and Accounting Officer)