Form 10-Q
period 2023-03-31
Research Solutions, Inc.
filed 2023-05-12
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 5, 2023
Common Stock, $0.001 par value	29,500,764

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,
	2023	June 30,
	(unaudited)	2022
Assets
Current assets:
Cash and cash equivalents	$12,132,899	$10,603,175
Accounts receivable, net of allowance of $49,670 and $94,144, respectively	6,797,240	5,251,545
Prepaid expenses and other current assets	398,726	276,026
Prepaid royalties	798,892	846,652
Total current assets	20,127,757	16,977,398

Other assets:
Property and equipment, net of accumulated depreciation of $868,324 and $840,996, respectively	53,766	47,985
Intangible assets, net of accumulated amortization of $11,046 and $0, respectively	430,788	—
Deposits and other assets	997	893
Total assets	$20,613,308	$17,026,276

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,696,205	$6,604,032
Deferred revenue	6,524,570	5,538,526
Total current liabilities	14,220,775	12,142,558

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 29,500,764 and 27,075,648 shares issued and outstanding, respectively	29,501	27,076
Additional paid-in capital	29,386,169	28,072,855
Accumulated deficit	(22,898,395)	(23,094,272)
Accumulated other comprehensive loss	(124,742)	(121,941)
Total stockholders’ equity	6,392,533	4,883,718
Total liabilities and stockholders’ equity	$20,613,308	$17,026,276

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenue:
Platforms	$2,249,632	$1,786,224	$6,379,871	$4,900,927
Transactions	8,092,794	6,971,128	21,363,864	19,471,216
Total revenue	10,342,426	8,757,352	27,743,735	24,372,143

Cost of revenue:
Platforms	268,630	219,051	752,176	696,375
Transactions	6,046,523	5,299,804	16,211,211	14,939,236
Total cost of revenue	6,315,153	5,518,855	16,963,387	15,635,611
Gross profit	4,027,273	3,238,497	10,780,348	8,736,532

Operating expenses:
Selling, general and administrative	3,875,802	3,573,454	10,766,537	9,912,690
Depreciation and amortization	18,332	4,988	30,486	12,144
Total operating expenses	3,894,134	3,578,442	10,797,023	9,924,834

Income (loss) from operations	133,139	(339,945)	(16,675)	(1,188,302)

Other income	104,331	237	218,095	777

Income (loss) from operations before provision for income taxes	237,470	(339,708)	201,420	(1,187,525)
Provision for income taxes	(628)	(822)	(5,543)	(6,592)

Net income (loss)	236,842	(340,530)	195,877	(1,194,117)

Other comprehensive income (loss):
Foreign currency translation	(4,149)	1,609	(2,801)	(1,181)
Comprehensive income (loss)	$232,693	$(338,921)	$193,076	$(1,195,298)

Basic income (loss) per common share:
Net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.05)
Weighted average common shares outstanding	26,929,314	26,512,195	26,820,557	26,392,949

Diluted income (loss) per common share:
Net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.05)
Weighted average common shares outstanding	29,791,719	26,512,195	28,837,774	26,392,949

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2023

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2022	29,154,737	$29,155	$28,874,383	$(23,135,237)	$(120,593)	$5,647,708

Fair value of vested stock options	—	—	37,236	—	—	37,236

Fair value of vested restricted common stock	332,500	333	442,890	—	—	443,223

Forfeited restricted common stock	(65,165)	(65)	65	—	—	—

Repurchase of common stock	(12,785)	(13)	(25,814)	—	—	(25,827)

Common stock issued upon exercise of stock options	91,477	91	57,409	—	—	57,500

Net income for the period	—	—	—	236,842	—	236,842

Foreign currency translation	—	—	—	—	(4,149)	(4,149)

Balance, March 31, 2023	29,500,764	$29,501	$29,386,169	$(22,898,395)	$(124,742)	$6,392,533

Balance, July 1, 2022	27,075,648	$27,076	$28,072,855	$(23,094,272)	$(121,941)	$4,883,718

Fair value of vested stock options	—	—	338,973	—	—	338,973

Fair value of vested restricted common stock	2,354,834	2,355	923,195	—	—	925,550

Forfeited restricted common stock	(65,165)	(65)	65	—	—	—

Fair value of vested unrestricted common stock	36,509	36	68,236	—	—	68,272

Repurchase of common stock	(38,585)	(38)	(74,518)	—	—	(74,556)

Common stock issued upon exercise of stock options	137,523	137	57,363	—	—	57,500

Net income for the period	—	—	—	195,877	—	195,877

Foreign currency translation	—	—	—	—	(2,801)	(2,801)

Balance, March 31, 2023	29,500,764	$29,501	$29,386,169	$(22,898,395)	$(124,742)	$6,392,533

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2023	2022

Cash flow from operating activities:
Net income (loss)	$195,877	$(1,194,117)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,486	12,144
Fair value of vested stock options	338,973	424,450
Fair value of vested restricted common stock	925,550	446,433
Fair value of vested unrestricted common stock	68,272	—
Changes in operating assets and liabilities:
Accounts receivable	(1,545,695)	(904,915)
Prepaid expenses and other current assets	(122,700)	(67,984)
Prepaid royalties	47,760	(54,287)
Accounts payable and accrued expenses	947,789	397,088
Deferred revenue	986,044	538,477
Net cash provided by (used in) operating activities	1,872,356	(402,711)

Cash flow from investing activities:
Purchase of property and equipment	(29,976)	(34,251)
Payment for non-refundable deposit for asset acquisition	(297,450)	—
Net cash used in investing activities	(327,426)	(34,251)

Cash flow from financing activities:
Proceeds from the exercise of stock options	57,500	97,688
Proceeds from the exercise of warrants	—	59,500
Common stock repurchase	(74,556)	(82,053)
Net cash provided by (used in) financing activities	(17,056)	75,135

Effect of exchange rate changes	1,850	(1,989)
Net increase (decrease) in cash and cash equivalents	1,529,724	(363,816)
Cash and cash equivalents, beginning of period	10,603,175	11,004,337
Cash and cash equivalents, end of period	$12,132,899	$10,640,521

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,543	$6,592

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$144,384	$—

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2023 and 2022 (Unaudited)

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

These estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities, assumptions made in valuing equity instruments issued for services or acquisitions, impairment related to intangible assets and realization of deferred tax assets.

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

Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $2,256,895 and $483,232 at March 31, 2023 and June 30, 2022, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and nine months ended March 31, 2023 and 2022.

The Company has no customers that accounted for greater than 10% of accounts receivable at March 31, 2023 and June 30, 2022.

The following table summarizes vendor concentrations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Vendor A	23%	22%	22%	21%
Vendor B	14%	13%	13%	13%

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	March 31,
	2023		2022
United States	$5,892,424	57.0%	$5,027,965	57.4%
Europe	3,530,469	34.1%	3,159,984	36.1%
Rest of World	919,533	8.9%	569,403	6.5%
Total	$10,342,426	100%	$8,757,352	100%

	Nine Months Ended
	March 31,
	2023		2022
United States	$15,997,407	57.7%	$14,222,605	58.4%
Europe	9,503,235	34.3%	8,488,722	34.8%
Rest of World	2,243,093	8.1%	1,660,816	6.8%
Total	$27,743,735	100%	$24,372,143	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	As of March 31, 2023		As of June 30, 2022
United States	$4,041,180	59.5%	$3,255,976	62.0%
Europe	2,020,602	29.7%	1,665,111	31.7%
Rest of World	735,458	10.8%	330,458	6.3%
Total	$6,797,240	100%	$5,251,545	100%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to gain of $72,547 and $84,210 for the three and nine months ended March 31, 2023, respectively and losses of $29,394 and $52,619 for the three and nine months ended March 31, 2022, respectively. Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $2,256,895 and $483,232 at March 31, 2023 and June 30, 2022, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Nine Months Ended		Year Ended
	March 31,		June 30,
	2023	2022	2023	2021
Period end Euro : US Dollar exchange rate	1.09	1.11	1.05	1.19
Average period Euro : US Dollar exchange rate	1.03	1.15	1.13	1.19

Period end GBP : US Dollar exchange rate	1.24	1.31	1.21	1.38
Average period GBP : US Dollar exchange rate	1.19	1.36	1.34	1.34

Period end Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At March 31, 2023 potentially dilutive securities include options to acquire 2,925,574 shares of common stock and unvested restricted common stock of 2,528,187. At March 31, 2022 potentially dilutive securities include options to acquire 3,249,617 shares of common stock and unvested restricted common stock of 364,675. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three and nine months ended March 31, 2022 because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the three and nine months ended March 31, 2023, the calculation of diluted earnings per share include unvested restricted common stock, stock options and warrants, calculated under the treasury stock method.

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

Note 3.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2023. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 9% as of March 31, 2023. The line of credit is secured by the Company’s consolidated assets.

Pursuant to the Amended and Restated Loan and Security Agreement dated October 31, 2017 among the Company, Reprints Desk, Inc. and SVB (the “SVB LSA”), the Company was required to direct account debtors to deliver or transmit all proceeds of accounts remitted to the Company and its subsidiaries into a lockbox account as specified by SVB, and to maintain its and its subsidiaries’ primary operating and other deposit accounts with SVB.  In compliance with the foregoing covenants the Company and its subsidiaries maintained with SVB substantially all of the dollar value of the Company’s and its subsidiaries’ accounts. At February 28, 2023, the Company held cash at SVB of $10,832,880, of which we estimate $9,738,292 was in excess of government insured limits.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVB Bridge Bank”). On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all SVB depositors’ insured and uninsured deposits, and that such depositors would have access to all of their funds starting March 13, 2023. On March 14, 2023, the Company was able to access its full deposits with SVB Bridge Bank. At March 31, 2023, the

Company held cash at SVB Bridge Bank of $10,474,449, of which we estimate $9,406,136 was in excess of government insured limits.

There were no outstanding borrowings under the line as of March 31, 2023 and June 30, 2022, respectively. As of March 31, 2023, there was approximately $2,500,000 of available credit.

SVB Bridge Bank agreed that the Company can lower its cash balance threshold requirement associated with the SVB LSA, reducing the required balances of its and its subsidiaries’ primary operating and other accounts with SVB, and the Company continues to evaluate the SVB LSA. At March 31, 2023, the Company also held cash at Bank of America, N.A. of $750,000 and at PNC Bank, N.A. of $905,510. The Company continues to re-allocate its cash position across all three banks and explore an overall banking diversification strategy as well as additional access to lending facilities.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of March 31, 2023, there were 1,495,927 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2022	3,182,872	$1.79	2,999,974	$1.75	182,898	$2.49
Granted	200,000	2.15	—	—	200,000	2.15
Options vesting	—	—	309,486	2.27	(309,486)	2.27
Exercised	(307,298)	1.31	(307,298)	1.31	—	—
Forfeited	(150,000)	1.81	(147,917)	1.78	(2,083)	3.92
Repurchased	—	—	—	—	—	—
Outstanding at March 31, 2023	2,925,574	$1.87	2,854,245	$1.85	71,329	$2.46

The weighted average remaining contractual life of all options outstanding as of March 31, 2023 was 5.71 years. The remaining contractual life for options vested and exercisable at March 31, 2023 was 5.65 years. Furthermore, the aggregate intrinsic value of options outstanding and of options vested and exercisable as of March 31, 2023 was $1,060,516, in each case based on the fair value of the Company’s common stock on March 31, 2023.

During the nine months ended March 31, 2023, the Company granted 200,000 options to directors with a fair value of $222,000 which, due to immediate vesting, were fully expensed at the time of grant. The total fair value of options that vested during the nine months ended March 31, 2023 was $338,973 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of March 31, 2023, the amount of unvested compensation related to stock options was $92,793 which will be recorded as an expense in future periods as the options vest. During the nine months ended March 31, 2023, the Company issued 137,523 net shares of common stock upon the exercise of options underlying 307,298 shares of common stock, resulting in net cash proceeds of $57,500.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the nine months ended March 31, 2023 and 2022.

	Nine Months Ended
	March 31,
	2023	2022
Expected dividend yield	—%	—%
Risk-free interest rate	3.76%	0.92 - 1.81%
Expected life (in years)	5	5 - 6
Expected volatility	56%	56%

Additional information regarding stock options outstanding and exercisable as of March 31, 2023 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	2.68	225,000
0.77	25,000	1.39	25,000
0.80	16,000	2.39	16,000
0.90	15,000	2.35	15,000
1.00	15,000	1.95	15,000
1.05	305,000	3.40	305,000
1.09	40,000	3.15	40,000
1.10	105,000	2.25	105,000
1.20	274,000	4.30	274,000
1.59	25,000	5.12	25,000
1.80	54,550	0.48	54,550
1.85	16,000	0.14	16,000
1.95	200,000	5.26	200,000
2.10	238,767	8.87	238,767
2.13	216,708	7.64	213,922
2.15	200,000	9.70	200,000
2.17	35,955	8.12	23,970
2.19	5,000	8.81	2,083
2.40	302,833	5.63	302,833
2.43	61,250	8.18	51,250
2.45	163,000	7.35	149,416
2.49	78,435	7.17	75,076
2.50	20,000	6.13	20,000
2.64	30,882	8.35	18,015
2.67	33,194	8.47	19,363
2.99	8,000	7.12	8,000
3.13	208,000	6.62	208,000
3.50	8,000	6.87	8,000
Total	2,925,574		2,854,245

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

During the nine months ended March 31, 2023, the Company issued an additional 2,354,834 shares of restricted stock to employees with an aggregate fair value of $3,478,878. Of this amount, 229,834 shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met and 25,000 shares vest over a four year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of these stock awards was $503,478 based on the market price of our common stock price ranging from $1.94 to $2.22 per share on the date of grant, which will be amortized over the range of three and four-year vesting periods. The remaining 2,100,000 shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP replaces the previous restricted stock compensation program for executives. It spans 5 years and is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

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

As the vesting of the 2,100,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $2,975,400, computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.36 to 2.59 years. The total fair value of restricted common stock vesting and expenses related to amortization of the fair value of the LTEBP program during the nine months ended March 31, 2023 was $925,549 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of March 31, 2023, the amount of unvested compensation related to issuances of restricted common stock was $3,204,829, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date. When calculating net loss per share, the 2,528,187 shares are considered antidilutive and are excluded from that calculation.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2022	400,092	$775,453	$2.38
Granted	2,354,834	3,478,878	1.48
Vested	(161,574)	(925,549)	2.49
Forfeited	(65,165)	(123,953)	2.15
Non-vested, March 31, 2023	2,528,187	$3,204,829	$1.54

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

During the nine months ended March 31, 2023, the Company repurchased 38,585 shares of our common stock from employees at an average market price of approximately $1.93 per share for an aggregate amount of $74,556. As of March 31, 2023, $180,789 remains under the current authorization to repurchase our outstanding common stock from our employees.

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

On September 30, 2022, Reprints Desk made a non-refundable payment of $297,450 (€300,000) (the “Base Amount”) as initial consideration for the asset purchase. On March 31, 2023, Reprints Desk recorded $95,689 in contingent consideration for customers that have their Sold Contracts assumed by Reprints Desk in comparison to the trailing twelve months of revenue of all Sold Contracts (the “Base Amount Plus”). On March 31, 2023, $48,695 in contingent consideration was recorded for customers that placed an order and have consented to have their contract assumed by Reprints Desk (the “Bonus Amount”). The Bonus Amount is based upon the collectable service fee that FIZ would have received from these customers. Contingent consideration for the Bonus Amount will continue to be paid in arrears through the quarter ending December 31, 2025.

The current contingent consideration for the Base Amount Plus and the Bonus Amount are recorded as a short-term liability on the balance sheet.  At March 31, 2023, the Base Amount, the Base Amount Plus and the Bonus Amount were recorded as intangible assets on the balance sheet with an estimated average useful life of 10 years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec 31,	Sept. 30,	June 30,
	2023	2022	2022	2022	2022	2021	2021	2021
Revenue:
Platforms	$2,249,632	$2,110,272	$2,019,967	$1,886,845	$1,786,224	$1,604,829	$1,509,874	$1,429,160
Transactions	8,092,794	6,606,394	6,664,676	6,675,164	6,971,128	6,267,458	6,232,630	6,788,494
Total revenue	10,342,426	8,716,666	8,684,643	8,562,009	8,757,352	7,872,287	7,742,504	8,217,654

Cost of revenue:
Platforms	268,630	253,073	230,473	240,214	219,051	231,668	245,656	257,320
Transactions	6,046,523	5,059,766	5,104,922	5,038,653	5,299,804	4,802,959	4,836,473	5,218,118
Total cost of revenue	6,315,153	5,312,839	5,335,395	5,278,867	5,518,855	5,034,627	5,082,129	5,475,438

Gross profit:
Platforms	1,981,022	1,857,199	1,789,494	1,646,631	1,567,173	1,373,161	1,264,218	1,171,840
Transactions	2,046,271	1,546,628	1,559,754	1,636,511	1,671,324	1,464,499	1,396,157	1,570,376
Total gross profit	4,027,273	3,403,827	3,349,248	3,283,142	3,238,497	2,837,660	2,660,375	2,742,216

Operating expenses:
Sales and marketing	642,624	666,608	521,216	691,368	543,496	518,357	522,951	521,220
Technology and product dev.	953,677	922,132	875,290	1,049,430	971,959	868,236	821,460	732,371
General and administrative	1,871,590	1,613,664	1,519,424	1,663,671	1,629,371	1,616,135	1,497,223	1,354,244
Depreciation and amortization	18,332	6,342	5,812	5,507	4,988	4,260	2,896	2,694
Stock-based comp. expense	480,458	608,703	175,361	225,501	399,234	300,539	171,110	221,589
Foreign currency transaction loss (gain)	(72,547)	(84,179)	72,516	91,279	29,394	11,982	11,243	(890)
Total operating expenses	3,894,134	3,733,270	3,169,619	3,726,756	3,578,442	3,319,509	3,026,883	2,831,228
Other income (expenses and income taxes)	103,703	73,913	34,936	5,347	(585)	264	(5,494)	136
Net income (loss)	236,842	(255,530)	214,565	(438,267)	(340,530)	(481,585)	(372,002)	(88,876)

Basic income (loss) per common share:
Net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.02)	$(0.01)	$(0.02)	$(0.01)	$—
Basic weighted average common shares outstanding	26,929,314	26,816,550	26,718,171	26,576,054	26,512,195	26,351,947	26,277,116	26,145,794

Diluted income (loss) per common share:
Net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.02)	$(0.01)	$(0.02)	$(0.01)	$—
Diluted weighted average common shares outstanding	29,791,719	26,815,550	27,779,841	26,576,054	26,512,195	26,351,947	26,277,116	26,145,794

Comparison of the Three and Nine Months Ended March 31, 2023 and 2022

Results of Operations

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

Revenue:
Platforms	$2,249,632	$1,786,224	$463,408	25.9%
Transactions	8,092,794	6,971,128	1,121,666	16.1%
Total revenue	10,342,426	8,757,352	1,585,074	18.1%

Cost of revenue:
Platforms	268,630	219,051	49,579	22.6%
Transactions	6,046,523	5,299,804	746,719	14.1%
Total cost of revenue	6,315,153	5,518,855	796,298	14.4%

Gross profit:
Platforms	1,981,002	1,567,173	413,829	26.4%
Transactions	2,046,271	1,671,324	374,947	22.4%
Total gross profit	4,027,273	3,238,497	788,776	24.4%

Operating expenses:
Sales and marketing	642,624	543,496	99,128	18.2%
Technology and product development	953,677	971,959	(18,282)	(1.9)%
General and administrative	1,871,590	1,629,371	242,219	14.9%
Depreciation and amortization	18,332	4,988	13,344	267.5%
Stock-based compensation expense	480,458	399,234	81,224	20.3%
Foreign currency transaction loss (gain)	(72,547)	29,394	(101,941)	(346.8)%
Total operating expenses	3,894,134	3,578,442	315,692	8.8%

Income (loss) from operations	133,139	(339,945)	473,084	139.2%

Other income	104,331	237	104,094	43,921.5%

Income (loss) from operations before provision for income taxes	237,470	(339,708)	577,178	169.9%
Provision for income taxes	(628)	(822)	194	23.6%

Net income (loss)	$236,842	$(340,530)	577,372	169.6%

	Nine Months Ended March 31,
	2023	2022	$ Change	% Change

Revenue:
Platforms	$6,379,871	$4,900,927	$1,478,944	30.2%
Transactions	21,363,864	19,471,216	1,892,648	9.7%
Total revenue	27,743,735	24,372,143	3,371,592	13.8%

Cost of revenue:
Platforms	752,176	696,375	55,801	8.0%
Transactions	16,211,211	14,939,236	1,271,975	8.5%
Total cost of revenue	16,963,387	15,635,611	1,327,776	8.5%

Gross profit:
Platforms	5,627,695	4,204,552	1,423,143	33.8%
Transactions	5,152,653	4,531,980	620,673	13.7%
Total gross profit	10,780,348	8,736,532	2,043,816	23.4%

Operating expenses:
Sales and marketing	1,830,448	1,584,804	245,644	15.5%
Technology and product development	2,751,099	2,661,655	89,444	3.4%
General and administrative	5,004,678	4,742,729	261,949	5.5%
Depreciation and amortization	30,486	12,144	18,342	151.0%
Stock-based compensation expense	1,264,522	870,883	393,639	45.2%
Foreign currency transaction loss (gain)	(84,210)	52,619	(136,829)	(260.0)%
Total operating expenses	10,797,023	9,924,834	872,189	8.8%

Income (loss) from operations	(16,675)	(1,188,302)	1,171,627	98.6%

Other income	218,095	777	217,318	27,968.9%

Income (loss) from operations before provision for income taxes	201,420	(1,187,525)	1,388,945	117.0%
Provision for income taxes	(5,543)	(6,592)	1,049	15.9%

Net income (loss)	$195,877	$(1,194,117)	$1,389,994	116.4%

Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue:
Platforms	$2,249,632	$1,786,224	$463,408	25.9%
Transactions	8,092,794	6,971,128	1,121,666	16.1%
Total revenue	$10,342,426	$8,757,352	$1,585,074	18.1%

Total revenue increased $1,585,074, or 18.1%, for the three months ended March 31, 2023 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$436,408

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↑	$1,121,666	Increased primarily due to higher paid order volume, including additional paid order volume due to the FIZ asset acquisition.

	Nine Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue:
Platforms	$6,379,871	$4,900,927	$1,478,944	30.2%
Transactions	21,363,864	19,471,216	1,892,648	9.7%
Total revenue	$27,743,735	$24,372,143	$3,371,592	13.8%

Total revenue increased $3,371,592, or 13.8%, for the nine months ended March 31, 2023 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,478,944

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↑	$1,892,648	Increased due to higher paid order volume and pricing initiatives, including additional paid order volume due to the FIZ asset acquisition.

Cost of Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Cost of Revenue:
Platforms	$268,630	$219,051	$49,579	22.6%
Transactions	6,046,523	5,299,804	746,719	14.1%
Total cost of revenue	$6,315,153	$5,518,855	$796,298	14.4%

	Three Months Ended
	March 31,
	2023	2022	% Change *
As a percentage of revenue:
Platforms	11.9%	12.3%	(0.4)%
Transactions	74.7%	76.0%	(1.3)%
Total	61.1%	63.0%	(1.9)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 1.9%, from 63% for the previous year to 61.1%, for the three months ended March 31, 2023.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	0.4%	Decreased primarily due to proportionally lower software expense and lower personnel costs.
Transactions	↓	1.3%	Decreased primarily due to proportionally lower personnel costs.

	Nine Months Ended March 31,
	2023	2022	$ Change	% Change
Cost of Revenue:
Platforms	$752,176	$696,375	$55,801	8.0%
Transactions	16,211,211	14,939,236	1,271,975	8.5%
Total cost of revenue	$16,963,387	$15,635,611	$1,327,776	8.5%

	Nine Months Ended
	March 31,
	2023	2022	% Change *
As a percentage of revenue:
Platforms	11.8%	14.2%	(2.4)%
Transactions	75.9%	76.7%	(0.8)%
Total	61.1%	64.2%	(3.1)%

*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 3.1%, from 64.2% for the previous year to 61.1%, for the nine months ended March 31, 2023.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	2.4%	Decreased primarily due to lower software expense and proportionally lower personnel costs.
Transactions	↓	0.8%	Decreased primarily due to proportionally lower personnel costs.

Gross Profit

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Gross Profit:
Platforms	$1,981,002	$1,567,173	$413,829	26.4%
Transactions	2,046,271	1,671,324	374,947	22.4%
Total gross profit	$4,027,273	$3,238,497	$788,776	24.4%

	Three Months Ended
	March 31,
	2023	2022	% Change*
As a percentage of revenue:
Platforms	88.1%	87.7%	0.4%
Transactions	25.3%	24.0%	1.3%
Total	38.9%	37.0%	1.9%
*	The difference between current and prior period gross profit as a percentage of revenue

	Nine Months Ended March 31,
	2023	2022	$ Change	% Change
Gross Profit:
Platforms	$5,627,695	$4,204,552	$1,423,143	33.8%
Transactions	5,152,653	4,531,980	620,673	13.7%
Total gross profit	$10,780,348	$8,736,532	$2,043,816	23.4%

	Nine Months Ended
	March 31,
	2023	2022	% Change*
As a percentage of revenue:
Platforms	88.2%	85.8%	2.4%
Transactions	24.1%	23.3%	0.8%
Total	38.9%	35.8%	3.1%

*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating Expenses:
Sales and marketing	$642,624	$543,496	$99,128	18.2%
Technology and product development	953,677	971,959	(18,282)	(1.9)%
General and administrative	1,871,590	1,629,371	242,219	14.9%
Depreciation and amortization	18,332	4,988	13,344	267.5%
Stock-based compensation expense	480,458	399,234	81,224	20.3%
Foreign currency transaction loss	(72,547)	29,394	(101,941)	(346.8)%
Total operating expenses	$3,894,134	$3,578,442	$315,692	8.8%

Category	Impact		Key Drivers
Sales and marketing	↑	$99,128	Increased primarily due to greater personnel costs and marketing discretionary spend partially offset by lower consulting expenses.
Technology and product development	↓	$(18,282)	Decreased due to lower consulting and recruiting expenses partially offset by greater software development personnel costs.
General and administrative	↑	$242,219	Increased due to greater recruiting expenses and personnel costs partially offset by lower accounting, legal and consulting expenses.

	Nine Months Ended March 31,
	2023	2022	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,830,448	$1,584,804	$245,644	15.5%
Technology and product development	2,751,099	2,661,655	89,444	3.4%
General and administrative	5,004,678	4,742,729	261,949	5.5%
Depreciation and amortization	30,486	12,144	18,342	151.0%
Stock-based compensation expense	1,264,522	870,883	393,639	45.2%
Foreign currency transaction loss	(84,210)	52,619	(136,829)	(260.0)%
Total operating expenses	$10,797,023	$9,924,834	$872,189	8.8%

Category	Impact		Key Drivers
Sales and marketing	↑	$245,644	Increased primarily due to greater personnel costs and marketing discretionary spend partially offset by lower consulting expenses.
Technology and product development	↑	$89,444	Increased due to greater software development personnel costs partially offset by lower consulting and recruiting expenses.
General and administrative	↑	$261,949	Increased due to greater recruiting expenses and personnel costs partially offset by lower accounting, legal and consulting expenses.

Net Income (Loss)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net Income (Loss):
Net income (loss):	$236,842	$(340,530)	$577,372	169.6%

Net loss decreased $577,372 or 169.6%, for the three months ended March 31, 2023 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

	Nine Months Ended March 31,
	2023	2022	$ Change	% Change
Net Income (Loss):
Net income (loss):	$195,877	$(1,194,117)	$1,389,994	116.4%

Net loss decreased $1,389,994 or 116.4%, for the nine months ended March 31, 2023 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

Liquidity and Capital Resources

	Nine Months Ended March 31,
	2023	2022
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$1,872,356	$(402,711)
Net cash used in investing activities	(327,426)	(34,251)
Net cash provided by (used in) financing activities	(17,056)	75,135

Effect of exchange rate changes	1,850	(1,989)
Net increase (decrease) in cash and cash equivalents	1,529,724	(363,816)
Cash and cash equivalents, beginning of period	10,603,175	11,004,337
Cash and cash equivalents, end of period	$12,132,899	$10,640,521

Liquidity

As of March 31, 2023, we had cash and cash equivalents of $12,132,899, compared to $10,603,175 as of June 30, 2022, an increase of $1,529,724. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $1,872,356 for the nine months ended March 31, 2023 and resulted primarily from an increase in deferred revenue of $986,044, an increase in accounts payable and accrued expenses of $947,789 and an increase in fair value of vested restricted common stock of $925,550, partially offset by an increase in accounts receivable of $1,545,695.

Net cash used in operating activities was $402,711 for the nine months ended March 31, 2022 and resulted primarily from an increase in accounts receivable of $904,915, partially offset by an increase in deferred revenue of $538,477 and an increase in accounts payable and accrued expenses of $397,088.

Investing Activities

Net cash used in investing activities was $327,426 for the nine months ended March 31, 2023 and resulted primarily from the payment for non-refundable deposit for asset acquisition of $297,450.

Net cash used in investing activities was $34,251 for the nine months ended March 31, 2022 and resulted from the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $17,056 for the nine months ended March 31, 2023 and resulted from the repurchase of common stock of $74,556, partially offset by the proceeds from the exercise of options of $57,500.

Net cash provided by financing activities was $75,135 for the nine months ended March 31, 2022 and resulted from the proceeds from the exercise of options of $97,688 and the proceeds from the exercise of warrants of $59,500, partially offset by the repurchase of common stock of $82,053.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of March 31, 2023. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 9% as of March 31, 2023. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of March 31, 2023 and June 30, 2022, respectively. As of March 31, 2023, there was approximately $2,500,000 of available credit. On March 27, 2023, First Citizens BancShares, Inc entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase all of the assets and liabilities of SVB. We have confirmed that the Loan and Security Agreement remains in effect post this transaction and that, in addition to having access to all of our deposits with SVB, we continue to have access to the revolving line of credit.

On March 28, 2023, we announced that we are continuing to evaluate the Loan and Security Agreement and relationship with SVB and that we have opened accounts with two additional banks as part of exploring an overall banking diversification strategy as well as additional access to lending facilities.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022	$ Change
Net income (loss)	$236,842	$(340,530)	$577,372
Add (deduct):
Other (income) expense	(104,331)	(237)	(104,094)
Foreign currency transaction loss (gain)	(72,547)	29,394	(101,941)
Provision for income taxes	628	822	(194)
Depreciation and amortization	18,332	4,988	13,344
Stock-based compensation	480,458	399,234	81,224
Adjusted EBITDA	$559,382	$93,671	$465,711

	Nine Months Ended
	March 31,
	2023	2022	$ Change
Net income (loss)	$195,877	$(1,194,117)	$1,389,994
Add (deduct):
Other (income) expense	(218,095)	(777)	(217,318)
Foreign currency transaction loss (gain)	(84,210)	52,619	(136,829)
Provision for income taxes	5,543	6,592	(1,049)
Depreciation and amortization	30,486	12,144	18,342
Stock-based compensation	1,264,522	870,883	393,639
Adjusted EBITDA	$1,194,123	$(252,656)	$1,446,779

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements for the fiscal quarter ended March 31, 2023, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

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

During the three months ended March 31, 2023, we repurchased 12,785 shares of our common stock from employees at an average market price of approximately $2.02 per share for an aggregate amount of $25,827. As of March 31, 2023, $180,790 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
January 1-31, 2023	—	—	—	$206,616
February 1-28, 2023	—	—	—	$206,616
March 1-31, 2023	12,785	$2.02	—	$180,789
Total	12,785	$2.02	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)
3.1.2	Articles of Merger Effective March 4, 2013. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2013.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2012.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	INLINE XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*      Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: May 12, 2023		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: May 12, 2023		Chief Financial Officer (Principal Financial and Accounting Officer)