Form 10-K
period 2023-06-30
Research Solutions, Inc.
filed 2023-09-15
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $44,570,844 based on the closing price of $1.92 per share as reported on the Nasdaq as of that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 8, 2023
Common Stock, $0.001 par value	29,596,086

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

PART I

Item 1. Business

Company Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with three wholly owned subsidiaries as of June 30, 2023: Reprints Desk, Inc., a Delaware corporation, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

We provide two service offerings to our customers: a cloud-based software-as-a-service (“SaaS”) research platform (“Platforms”) typically sold via annual auto-renewing license agreements and the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via the Platform. When customers utilize the Platform to purchase Transactions it is packaged as a single solution that enables life science and other research-intensive organizations to accelerate their research and development activities with faster, access and management of STM articles used throughout the intellectual property development lifecycle. The Platform typically delivers a ROI to the customer via more effectively managing Transaction costs and saving researchers time during the research process.

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

Experienced Management Team

Our management team has years of extensive experience satisfying customers across the information services and STM publishing and technology industries. In addition, our team has experience growing and scaling SaaS and subscription business models.

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

Customers and Suppliers

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2023 and 2022.

Approximately 43% and 42% of our content cost for the years ended June 30, 2023 and 2022, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future.

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

Human Capital Resources

As of September 8, 2023, we had 145 full time employees.

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

Risks Related to Our Business and Our Industry

We have historically incurred significant losses and may be unable to maintain profitability. If we continue to incur significant losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For our fiscal years ended June 30, 2023 and 2022, we earned a net income of $571,623 and incurred a net loss of $1,632,384, respectively. As of June 30, 2023, we had an accumulated deficit of $22,522,649. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2023 and 2022. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 43% and 42% of our content cost for the years ended June 30, 2023 and 2022, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

We are exposed to credit risk on our accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

There were no customers that accounted for greater than 10% of our accounts receivable as of June 30, 2023 and 2022, respectively. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

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

Disruptions and other damages to our information technology and breaches in data security or cybersecurity attacks could have a negative financial impact and damage our reputation.

Our ability to serve our customers depends in part on the reliability of our technologies and system networks. Unauthorized parties gaining access to digital technology and networks for the purposes of misappropriating sensitive financial or business information, corrupting data, causing operational disruptions and other cyber-related risks could adversely impact our customer relationships, business strategy and our reputation. These potential disruptions and cyber-attacks could negatively affect revenues, costs, customer demand, system availability and our reputation. In addition, as we execute our strategy to grow through acquisitions and to pursue newer technologies that improve the efficiency of our operations, we are also expanding our information technologies, resulting in a greater technological presence and corresponding vulnerability to cybersecurity risk. Certain new technologies present new and significant cybersecurity safety risks that must be addressed before implementation. If we fail to identify and address cybersecurity risks associated with acquisitions and new strategic initiatives, we may become increasingly exposed to such risks.

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

We currently have a line of credit with Silicon Valley Bank, maturing on February 28, 2024, under which there were no outstanding borrowings as of June 30, 2023. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. We were in compliance with these covenants as of June 30, 2023, however, our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

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

Laws relating to communications, data protection, e-commerce, direct marketing and digital advertising and the use of public records have become more prevalent in recent years. Existing and proposed legislation and regulations, including changes in the manner in which such legislation and regulations are interpreted by courts in the United States, Europe and other jurisdictions, may impose limits on our collection and use of certain kinds of information and our ability to communicate such information effectively to our customers. It is difficult to predict in what form laws and regulations will be adopted or how they will be construed by the relevant courts, or the extent to which any changes might adversely affect us.

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

Unfavorable global economic conditions could have a material adverse effect on our business, financial condition, results of operations, prospects and market price of our common stock.

Financial instability and a general decline in economic conditions in the United States and other countries caused by political instability and conflict, including the ongoing conflict between Russia and Ukraine, and economic or financial challenges caused by current and potential future bank failures or by general health crises such as the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, rising interest rates and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. The recent closures of Silicon Valley Bank, or SVB, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. Although we were able to access all of the funds we had in deposit with SVB and have diversified banking services previously provided solely by SVB to alternative global banking providers, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened, which could have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock.

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

As of September 8, 2023, Peter Victor Derycz, our Executive Chairman, had voting power equal to approximately 11.2% of votes eligible to be cast at a meeting of our stockholders. Paul Kessler, the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and had, as of September 8, 2023, voting power equal to approximately 8.7% of votes eligible to be cast at a meeting of our stockholders. As of September 8, 2023, Mr. Derycz, Bristol Investment Fund, Ltd. (“Bristol Fund”), Bristol Capital Advisors, LLC, Paul Kessler, Janice Peterson and Andrew Ritter (collectively, the “Group”) were party to a Joint Filing and Solicitation Agreement pursuant to which the Group agreed, to the extent required by applicable law, to the joint filing of statements on Schedule 13D with respect to the securities of the Company, to solicit proxies for the election of nominees nominated by the Group at the Corporation’s annual meeting of stockholders, not to transact in securities of the Company without the prior written consent of Bristol Fund and Mr. Derycz, subject to certain exceptions, that any SEC filing, press release, public shareholder communication or Company communication proposed to be made or issued by the Group or any member of the Group in connection with the Group’s activities shall be mutually agreeable to Bristol Fund and Mr. Derycz, and that Mr. Derycz and Bristol Fund agree to jointly pay all out-of-pocket costs and expenses incurred in connection with the Group’s activities based on Mr. Derycz’s and Bristol Fund’s pro rata share of their aggregate ownership of shares of the Company’s common stock, which shall be advanced by Bristol Fund and repaid by Mr. Derycz pursuant to the terms of the Joint Filing and Solicitation Agreement. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together currently have the ability to exert significant influence over the election of directors, and other matters submitted to a vote of all of our stockholders, and have submitted an alternate slate of nominees for consideration at the Company’s 2023 annual meeting of stockholders. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2023 we had issued and outstanding 29,487,508 shares of common stock and we had 4,405,501 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2023, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2023, we could issue up to 66,106,991 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Approximate Number of Holders of Common Stock

Our common stock is quoted on The Nasdaq Stock Market LLC’s Nasdaq Capital Market (“Nasdaq”) under the symbol “RSSS.”

As of September 8, 2023, according to the records of our transfer agent, we had 38 record holders of our common stock. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Common Stock Repurchases

Effective as of February 9, 2021, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2021 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The Compensation Committee of our Board of Directors subsequently approved the extension of the repurchases under the same terms through the end of fiscal year 2024. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors. As of June 30, 2022, $255,345 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the years ended June 30, 2023 and 2022, we repurchased 51,841 and 40,221 shares of our common stock under the repurchase plan at an average price of approximately $2.01 and $2.34 per share, respectively, for an aggregate amount of $104,250 and $93,918, respectively. As of June 30, 2023, $151,095 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
April 1-30, 2023	—	—	—	$180,789
May 1-31, 2023	—	—	—	$180,789
June 1-30, 2023	13,256	$2.24	—	$151,095
Total	13,256	$2.24	—	—
1	Consists of shares of common stock purchased from employees to satisfy tax obligations in connection with the vesting of stock incentive awards.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2023 and 2022 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with three wholly owned subsidiaries as of June 30, 2023: Reprints Desk, Inc., a Delaware corporation, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

We provide two service offerings to our customers: a cloud-based software-as-a-service (“SaaS”) research platform (“Platforms”) typically sold via annual auto-renewing license agreements and the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via the Platform. When customers utilize the Platform to purchase Transactions it is packaged as a single solution that enables life science and other research-intensive organizations to accelerate their research and development activities with faster, access and management of STM articles used throughout the intellectual property development lifecycle. The Platform typically delivers a ROI to the customer via more effectively managing Transaction costs and saving researchers time during the research process.

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

Allowance for doubtful accounts

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. We established an allowance for doubtful accounts of $85,015 and $94,144 as of June 30, 2023 and 2022, respectively.

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

The following table summarizes the exchange rates used:

	Year Ended
	June 30,
	2023	2022
Period end Euro : US Dollar exchange rate	1.09	1.05
Average period Euro : US Dollar exchange rate	1.05	1.13

Period end GBP : US Dollar exchange rate	1.27	1.21
Average period GBP : US Dollar exchange rate	1.20	1.34

Period end Mexican Peso : US Dollar exchange rate	0.06	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of fiscal years 2023 and 2022:

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec 31,	Sept. 30,
	2023	2023	2022	2022	2022	2022	2021	2021
Revenue:
Platforms	$2,303,375	$2,249,632	$2,110,272	$2,019,967	$1,886,845	$1,786,224	$1,604,829	$1,509,874
Transactions	7,656,342	8,092,794	6,606,394	6,664,676	6,675,164	6,971,128	6,267,458	6,232,630
Total revenue	9,959,717	10,342,426	8,716,666	8,684,643	8,562,009	8,757,352	7,872,287	7,742,504

Cost of revenue:
Platforms	275,110	268,630	253,073	230,473	240,214	219,051	231,668	245,656
Transactions	5,764,064	6,046,523	5,059,766	5,104,922	5,038,653	5,299,804	4,802,959	4,836,473
Total cost of revenue	6,039,174	6,315,153	5,312,839	5,335,395	5,278,867	5,518,855	5,034,627	5,082,129

Gross profit:
Platforms	2,028,265	1,981,002	1,857,199	1,789,494	1,646,631	1,567,173	1,373,161	1,264,218
Transactions	1,892,278	2,046,271	1,546,628	1,559,754	1,636,511	1,671,324	1,464,499	1,396,157
Total gross profit	3,920,543	4,027,273	3,403,827	3,349,248	3,283,142	3,238,497	2,837,660	2,660,375

Operating expenses:
Sales and marketing	455,030	642,624	666,608	521,216	691,368	543,496	518,357	522,951
Technology and product dev.	991,093	953,677	922,132	875,290	1,049,430	971,959	868,236	821,460
General and administrative	1,649,333	1,871,590	1,613,664	1,519,424	1,663,671	1,629,371	1,616,135	1,497,223
Depreciation and amortization	22,163	18,332	6,342	5,812	5,507	4,988	4,260	2,896
Stock-based comp. expense	585,384	480,458	608,703	175,361	225,501	399,234	300,539	171,110
Foreign currency transaction loss (gain)	(37,743)	(72,547)	(84,179)	72,516	91,279	29,394	11,982	11,243
Total operating expenses	3,665,260	3,894,134	3,733,270	3,169,619	3,726,756	3,578,442	3,319,509	3,026,883
Other income (expenses and income taxes)	120,463	103,703	73,913	34,936	5,347	(585)	264	(5,494)
Net income (loss)	375,746	236,842	(255,530)	214,565	(438,267)	(340,530)	(481,585)	(372,002)

Basic income (loss) per common share:
Net income (loss) per share	$0.01	$0.01	$(0.01)	$0.01	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Basic weighted average common shares outstanding	26,981,813	26,929,314	26,816,550	26,718,171	26,576,054	26,512,195	26,351,947	26,277,116

Diluted income (loss) per common share:
Net income (loss) per share	$0.01	$0.01	$(0.01)	$0.01	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Diluted weighted average common shares outstanding	30,058,791	29,791,719	26,815,550	27,779,841	26,576,054	26,512,195	26,351,947	26,277,116

Comparison of the Years Ended June 30, 2023 and 2022

Results of Operations

	Year Ended June 30,
	2023	2022	$ Change	% Change

Revenue:
Platforms	$8,683,246	$6,787,772	$1,895,474	27.9%
Transactions	29,020,206	26,146,380	2,873,826	11.0%
Total revenue	37,703,452	32,934,152	4,769,300	14.5%

Cost of revenue:
Platforms	1,027,286	936,589	90,697	9.7%
Transactions	21,975,275	19,977,889	1,997,386	10.0%
Total cost of revenue	23,002,561	20,914,478	2,088,083	10.0%

Gross profit:
Platforms	7,655,960	5,851,183	1,804,777	30.8%
Transactions	7,044,931	6,168,491	876,440	14.2%
Total gross profit	14,700,891	12,019,674	2,681,217	22.3%

Operating expenses:
Sales and marketing	2,285,478	2,276,172	9,306	0.4%
Technology and product development	3,742,192	3,711,085	31,107	0.8%
General and administrative	6,654,011	6,406,400	247,611	3.9%
Depreciation and amortization	52,649	17,651	34,998	198.3%
Stock-based compensation expense	1,849,906	1,096,384	753,522	68.7%
Foreign currency transaction loss (gain)	(121,953)	143,898	(265,851)	(184.7)%
Total operating expenses	14,462,283	13,651,590	810,693	5.9%

Income (loss) from operations	238,608	(1,631,916)	1,870,524	114.6%

Other income	338,617	7,154	331,463	4,633.3%

Income (loss) from operations before provision for income taxes	577,225	(1,624,762)	2,201,987	135.5%
Provision for income taxes	(5,602)	(7,622)	2,020	26.5%

Net income (loss)	571,623	(1,632,384)	2,204,007	135.0%

Revenue

	Years Ended June 30,
	2023	2022	$ Change	% Change
Revenue:
Platforms	$8,683,246	$6,787,772	$1,895,474	27.9%
Transactions	29,020,206	26,146,380	2,873,826	11.0%
Total revenue	$37,703,452	$32,934,152	$4,769,300	14.5%

Total revenue increased $4,769,300, or 14.5%, for the year ended June 30, 2023 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,895,474

Increased due to additional deployments to new and existing customers, and expansion from existing customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↑	$2,873,826	Increased due to higher paid order volume and pricing initiatives, including additional paid order volume due to the FIZ asset acquisition which was effective January 1, 2023.

Cost of Revenue

	Years Ended June 30,
	2023	2022	$ Change	% Change
Cost of Revenue:
Platforms	$1,027,286	$936,589	$90,697	9.7%
Transactions	21,975,275	19,977,889	1,997,386	10.0%
Total cost of revenue	$23,002,561	$20,914,478	$2,088,083	10.0%

	Years Ended June 30,
	2023	2022	% Change *
As a percentage of revenue:
Platforms	11.8%	13.8%	(2.0)%
Transactions	75.7%	76.4%	(0.7)%
Total	61.0%	63.5%	(2.5)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.5%, from 63.5% for the previous year to 61.0%, for the year ended June 30, 2023.

	Impact as percentage
Category	of revenue	Key Drivers
Platforms	↓ 2.0%	Decreased primarily due to lower software expense and proportionally lower personnel costs.
Transactions	↓ 0.7%	Decreased primarily due to lower personnel costs and expansion in copyright margins.

Gross Profit

	Years Ended June 30,
	2023	2022	$ Change	% Change
Gross Profit:
Platforms	$7,655,960	$5,851,183	$1,804,777	30.8%
Transactions	7,044,931	6,168,491	876,440	14.2%
Total gross profit	$14,700,891	$12,019,674	$2,681,217	22.3%

	Years Ended June 30,
	2023	2022	% Change*
As a percentage of revenue:
Platforms	88.2%	86.2%	2.0%
Transactions	24.3%	23.6%	0.7%
Total	39.0%	36.5%	2.5%
*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Years Ended June 30,
	2023	2022	$ Change	% Change
Operating Expenses:
Sales and marketing	$2,285,478	$2,276,172	$9,306	0.4%
Technology and product development	3,742,192	3,711,085	31,107	0.8%
General and administrative	6,654,011	6,406,400	247,611	3.9%
Depreciation and amortization	52,649	17,651	34,998	198.3%
Stock-based compensation expense	1,849,906	1,096,384	753,522	68.7%
Foreign currency transaction loss (gain)	(121,953)	143,898	(265,851)	(184.7)%
Total operating expenses	$14,462,283	$13,651,590	$810,693	5.9%

Category	Impact		Key Drivers
Sales and marketing	↑	$9,306	Increased primarily due to greater personnel costs and marketing discretionary spend mostly offset by lower consulting expenses.
Technology and product development	↑	$31,107	Increased due to greater software development personnel costs partially offset by lower consulting and recruiting expenses.
General and administrative	↑	$247,611	Increased due to greater recruiting, legal and travel expenses and personnel costs partially offset by lower accounting and consulting expenses.

Provision for Income Taxes

During the years ended June 30, 2023 and 2022 we recorded a provision for income taxes of $5,602 and $7,622, respectively, a decrease of $2,020.

Net Income (Loss)

	Year Ended June 30,
	2023	2022	$ Change	% Change
Net Income (Loss):
Net income (loss):	$571,623	$(1,632,384)	$2,204,007	135.0%

Net loss decreased $2,204,007 or 135%, for the year ended June 30, 2023 compared to the prior year, primarily due to increased gross profit, partially offset by increased operating expenses as described above.

Liquidity and Capital Resources

	Year Ended June 30,
	2023	2022
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$3,383,847	$(417,200)
Net cash used in investing activities	(344,659)	(44,288)
Net cash provided by (used in) financing activities	(97,259)	63,270

Effect of exchange rate changes	229	(2,944)
Net increase (decrease) in cash and cash equivalents	2,942,158	(401,162)
Cash and cash equivalents, beginning of period	10,603,175	11,004,337
Cash and cash equivalents, end of period	$13,545,333	$10,603,175

Liquidity

As of June 30, 2023, we had cash and cash equivalents of $13,545,333, compared to $10,603,175 as of June 30, 2022, an increase of $2,942,158. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $3,383,847 for the year ended June 30, 2023 and resulted primarily from an increase in net income, the fair value of vested restricted common stock of $1,418,718, an increase in accounts payable and accrued expenses of $1,337,056 and an increase in deferred revenue of $886,198, partially offset by an increase in accounts receivable of $901,518.

Net cash used in operating activities was $417,200 for the year ended June 30, 2022 and resulted primarily from an increase in deferred revenue of $734,175 and a decrease in prepaid royalties of $58,269, partially offset by an increase in accounts receivable of $534,092.

Investing Activities

Net cash used in investing activities was $344,659 for the year ended June 30, 2023 and primarily from the payment for non-refundable deposit for asset acquisition of $297,450.

Net cash used in investing activities was $44,288 for the year ended June 30, 2022 and resulted from the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $97,259 for the year ended June 30, 2023 and resulted from the repurchase of common stock of $104,250 and the payment of contingent acquisition consideration of $50,509, partially offset by the proceeds from the exercise of options of $57,500.

Net cash provided by financing activities was $63,270 for the year ended June 30, 2022 and resulted from the proceeds from the exercise of options of $97,688 and the proceeds from the exercise of warrants of $59,500, partially offset by the repurchase of common stock of $93,918.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2023. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 9.25% as of June 30, 2023. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023, there was approximately $2,264,000 of available credit. On March 27, 2023, First Citizens BancShares, Inc entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase all of the assets and liabilities of SVB. We have confirmed that the Loan and Security Agreement remains in effect post this transaction and that, in addition to having access to all of our deposits with SVB, we continue to have access to the revolving line of credit.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the year ended June 30, 2023 and 2022:

	Years Ended June 30,
	2023	2022	$ Change
Net income (loss)	$571,623	$(1,632,384)	$2,204,007
Add (deduct):
Other (income) expense	(338,617)	(7,154)	(331,463)
Foreign currency transaction loss (gain)	(121,953)	143,898	(265,851)
Provision for income taxes	5,602	7,622	(2,020)
Depreciation and amortization	52,649	17,651	34,998
Stock-based compensation	1,849,906	1,096,384	753,522
Adjusted EBITDA	$2,019,210	$(373,983)	$2,393,193

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Research Solutions, Inc. and Subsidiaries

Henderson, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc. and Subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg and Company, P.A

Los Angeles, California

September 15, 2023

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,545,333	$10,603,175
Accounts receivable, net of allowance of $85,015 and $94,144, respectively	6,153,063	5,251,545
Prepaid expenses and other current assets	400,340	276,026
Prepaid royalties	1,202,678	846,652
Total current assets	21,301,414	16,977,398

Other assets:
Property and equipment, net of accumulated depreciation of $881,908 and $840,996, respectively	70,193	47,985
Intangible assets, net of accumulated amortization of $747,355 and $723,036, respectively	462,068	—
Deposits and other assets	1,052	893
Total assets	$21,834,727	$17,026,276

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,079,516	$6,604,032
Deferred revenue	6,424,724	5,538,526
Total current liabilities	14,504,240	12,142,558

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 29,487,508 and 27,075,648 shares issued and outstanding, respectively	29,487	27,076
Additional paid-in capital	29,941,873	28,072,855
Accumulated deficit	(22,522,649)	(23,094,272)
Accumulated other comprehensive loss	(118,224)	(121,941)
Total stockholders’ equity	7,330,487	4,883,718
Total liabilities and stockholders’ equity	$21,834,727	$17,026,276

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Years Ended
	June 30,
	2023	2022

Revenue:
Platforms	$8,683,246	$6,787,772
Transactions	29,020,206	26,146,380
Total revenue	37,703,452	32,934,152

Cost of revenue:
Platforms	1,027,286	936,589
Transactions	21,975,275	19,977,889
Total cost of revenue	23,002,561	20,914,478
Gross profit	14,700,891	12,019,674

Operating expenses:
Selling, general and administrative	14,409,634	13,633,939
Depreciation and amortization	52,649	17,651
Total operating expenses	14,462,283	13,651,590

Income (loss) from operations	238,608	(1,631,916)

Other income	338,617	7,154

Income (loss) from operations before provision for income taxes	577,225	(1,624,762)
Provision for income taxes	(5,602)	(7,622)

Net income (loss)	571,623	(1,632,384)

Other comprehensive income (loss):
Foreign currency translation	3,717	(2,364)
Comprehensive income (loss)	$575,340	$(1,634,748)

Basic income (loss) per common share:
Net income (loss) per share	$0.02	$(0.06)
Weighted average common shares outstanding	26,860,761	26,422,295

Diluted income (loss) per common share:
Net income (loss) per share	$0.02	$(0.06)
Weighted average common shares outstanding	29,139,759	26,422,295

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2023 and 2022

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2021	26,498,215	26,498	26,982,052	(21,461,888)	(119,577)	$5,427,085

Fair value of vested stock options	—	—	470,615	—	—	470,615

Fair value of vested restricted common stock	356,582	356	557,140	—	—	557,496

Repurchase of common stock	(40,221)	(40)	(93,878)	—	—	(93,918)

Common stock issued upon exercise of stock options	211,072	212	97,476	—	—	97,688

Common stock issued upon exercise of warrants	50,000	50	59,450	—	—	59,500

Net loss	—	—	—	(1,632,384)	—	(1,632,384)

Foreign currency translation	—	—	—	—	(2,364)	(2,364)

Balance, June 30, 2022	27,075,648	27,076	28,072,855	(23,094,272)	(121,941)	4,883,718

Fair value of vested stock options	—	—	375,189	—	—	375,189

Fair value of vested restricted common stock	2,354,834	2,355	1,416,363	—	—	1,418,718

Forfeited restricted common stock	(65,165)	(65)	65	—	—	—

Fair value of vested unrestricted common stock	36,509	36	68,236	—	—	68,272

Repurchase of common stock	(51,841)	(52)	(104,198)	—	—	(104,250)

Common stock issued upon exercise of stock options	137,523	137	57,363	—	—	57,500

Modification cost of stock options	—	—	56,000	—	—	56,000

Net income	—	—	—	571,623	—	571,623

Foreign currency translation	—	—	—	—	3,717	3,717

Balance, June 30, 2023	29,487,508	$29,487	$29,941,873	$(22,522,649)	$(118,224)	$7,330,487

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2023	2022

Cash flow from operating activities:
Net income (loss)	$571,623	$(1,632,384)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,649	17,651
Fair value of vested stock options	375,189	470,615
Fair value of vested restricted common stock	1,418,718	557,496
Fair value of vested unrestricted common stock	68,272	—
Modification cost of stock options	56,000	—
Changes in operating assets and liabilities:
Accounts receivable	(901,518)	(534,092)
Prepaid expenses and other current assets	(124,314)	(5,774)
Prepaid royalties	(356,026)	58,269
Accounts payable and accrued expenses	1,337,056	(83,156)
Deferred revenue	886,198	734,175
Net cash provided by (used in) operating activities	3,383,847	(417,200)

Cash flow from investing activities:
Purchase of property and equipment	(47,209)	(44,288)
Payment for non-refundable deposit for asset acquisition	(297,450)	—
Net cash used in investing activities	(344,659)	(44,288)

Cash flow from financing activities:
Proceeds from the exercise of stock options	57,500	97,688
Proceeds from the exercise of warrants	—	59,500
Common stock repurchase	(104,250)	(93,918)
Payment of contingent acquisition consideration	(50,509)	—
Net cash provided by (used in) financing activities	(97,259)	63,270

Effect of exchange rate changes	229	(2,944)
Net increase (decrease) in cash and cash equivalents	2,942,158	(401,162)
Cash and cash equivalents, beginning of period	10,603,175	11,004,337
Cash and cash equivalents, end of period	$13,545,333	$10,603,175

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,602	$7,622

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$138,428	$—

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2023 and 2022

Note 1.   Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with three wholly owned subsidiaries as of June 30, 2023: Reprints Desk, Inc., a Delaware corporation, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

Nature of Business

We provide two service offerings to our customers: a cloud-based software-as-a-service (“SaaS”) research platform (“Platforms”) typically sold via annual auto-renewing license agreements and the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via the Platform. When customers utilize the Platform to purchase Transactions it is packaged as a single solution that enables life science and other research-intensive organizations to accelerate their research and development activities with faster, access and management of STM articles used throughout the intellectual property development lifecycle. The Platform typically delivers a ROI to the customer via more effectively managing Transaction costs and saving researchers time during the research process.

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2023 or 2022 under these requirements.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The Company established an allowance for doubtful accounts of $85,015 and $94,144 as of June 30, 2023 and 2022, respectively.

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

Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $1,760,323 and $483,232 at June 30, 2023 and 2022, respectively, was held in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the years ended June 30, 2023 and 2022.

The Company has no customers that represent 10% of accounts receivable at June 30, 2023 and 2022.

The following table summarizes our content costs from our vendors:

	Year Ended
	June 30,
	2023	2022
Vendor A	23%	21%
Vendor B	13%	13%

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2023 and 2022, the Company did not recognize any impairments for its property and equipment.

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Year Ended
	June 30,
	2023		2022
United States	$21,862,582	58.0%	$19,170,684	58.2%
Europe	12,716,650	33.7%	11,432,516	34.7%
Rest of World	3,124,220	8.3%	2,330,952	7.1%
Total	$37,703,452	100%	$32,934,152	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	Year Ended
	June 30,
	2023		2022
United States	$3,727,977	60.6%	$3,255,976	62.0%
Europe	1,763,044	28.7%	1,665,111	31.7%
Rest of World	662,042	10.8%	330,458	6.3%
Total	$6,153,063	100%	$5,251,545	100%

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a gain of $121,953 and a loss of $143,898 for the years ended June 30, 2023 and 2022, respectively. Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $1,760,323 and $483,232 at June 30, 2023 and 2022, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Year Ended
	June 30,
	2023	2022
Period end Euro : US Dollar exchange rate	1.09	1.05
Average period Euro : US Dollar exchange rate	1.05	1.13

Period end GBP : US Dollar exchange rate	1.27	1.21
Average period GBP : US Dollar exchange rate	1.20	1.34

Period end Mexican Peso : US Dollar exchange rate	0.06	0.05
Average period Mexican Peso : US Dollar exchange rate	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At June 30, 2023 potentially dilutive securities include options to acquire 2,909,574 shares of common stock and unvested restricted common stock of 2,477,794. At June 30, 2022 potentially dilutive securities include options to acquire 3,182,872 shares of common stock and unvested restricted common stock of 400,092. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the year ended June 30, 2022 because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the year ended June 30, 2023, the calculation of diluted earnings per share include unvested restricted common stock, stock options and warrants, calculated under the treasury stock method.

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

Note 3.   Property and Equipment

Property and equipment consists of the following as of June 30, 2023 and 2022:

	June 30,	June 30,
	2023	2022
Computer equipment	$628,200	$566,518
Software	282,080	282,080
Furniture and fixtures	41,821	40,383
Total	952,101	888,981
Less accumulated depreciation	(881,908)	(840,996)
Net, Property and equipment	$70,193	$47,985

Depreciation expense for the years ended June 30, 2023 and 2022 was $28,329 and $17,651, respectively.

Note 4.   Intangible Assets

Intangible assets consist of customer lists, which are amortized over an estimated useful life of ten years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense for the years ended June 30, 2023 and 2022 was $24,320 and $0, respectively. Amortization expense expected to be recognized is approximately $49,000 annually in 2024 through 2028 and approximately $217,000 thereafter.

Intangible assets consist of the following as of June 30, 2023 and 2022:

	June 30,	June 30,
	2023	2022
Customer lists	$1,192,998	$706,611
Intellectual property licenses	16,425	16,425
Total	1,209,423	723,036
Less accumulated amortization	(747,355)	(723,036)
Net, Intangible assets	$462,068	$—

Note 5.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of June 30, 2023. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 9.25% as of June 30, 2023. The line of credit is secured by the Company’s consolidated assets.

Pursuant to the Amended and Restated Loan and Security Agreement dated October 31, 2017 among the Company, Reprints Desk, Inc. and SVB (the “SVB LSA”), the Company was required to direct account debtors to deliver or transmit all proceeds of accounts remitted to the Company and its subsidiaries into a lockbox account as specified by

SVB, and to maintain its and its subsidiaries’ primary operating and other deposit accounts with SVB.  In compliance with the foregoing covenants the Company and its subsidiaries maintained with SVB substantially all of the dollar value of the Company’s and its subsidiaries’ accounts. At February 28, 2023, the Company held cash at SVB of $10,832,000, of which we estimate $9,738,000 was in excess of government insured limits.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVB Bridge Bank”). On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all SVB depositors’ insured and uninsured deposits, and that such depositors would have access to all of their funds starting March 13, 2023. On March 14, 2023, the Company was able to access its full deposits with SVB Bridge Bank. At June 30, 2023, the Company held cash at SVB Bridge Bank of $7,580,000, of which we estimate $6,443,000 was in excess of government insured limits.

There were no outstanding borrowings under the line as of June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023, there was approximately $2,264,000 of available credit. On March 27, 2023, First Citizens BancShares, Inc entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase all of the assets and liabilities of SVB. The Company has confirmed that the Loan and Security Agreement remains in effect post this transaction and that, in addition to having access to all of its deposits with SVB, it continues to have access to the revolving line of credit.

SVB Bridge Bank agreed that the Company can lower its cash balance threshold requirement associated with the SVB LSA, reducing the required balances of its and its subsidiaries’ primary operating and other accounts with SVB, and the Company continues to evaluate the SVB LSA. At June 30, 2023, the Company also held cash at Bank of America, N.A. of $1,500,000 and at PNC Bank, N.A. of $4,448,000. The Company continues to re-allocate its cash position across all three banks and explore an overall banking diversification strategy as well as additional access to lending facilities.

Note 6.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company’s stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2023, there were 1,495,927 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at July 1, 2021	3,258,408	$1.68	2,930,474	$1.60	327,934	$2.46
Granted	307,843	2.22	—	—	307,843	2.22
Options vesting	—	—	452,879	2.26	(452,879)	2.26
Exercised	(357,079)	1.20	(357,079)	1.20	—	—
Forfeited	(26,300)	1.34	(26,300)	1.34	—	—
Outstanding at June 30, 2022	3,182,872	$1.79	2,999,974	$1.75	182,898	$2.49
Granted	200,000	2.15	—	—	200,000	2.15
Options vesting	—	—	336,834	2.28	(336,834)	2.28
Exercised	(307,298)	1.31	(307,298)	1.31	—	—
Forfeited	(166,000)	1.81	(163,917)	1.79	(2,083)	3.92
Outstanding at June 30, 2023	2,909,574	$1.87	2,865,593	$1.86	43,981	$2.47

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2023 and 2022.

	Years Ended
	June 30,
	2023	2022
Expected dividend yield	—%	—%
Risk-free interest rate	3.76%	0.92 - 1.81%
Expected life (in years)	5	5 - 6
Expected volatility	56%	56%

The weighted average remaining contractual life of all options outstanding as of June 30, 2023 was 5.49 years. The remaining contractual life for options vested and exercisable at June 30, 2023 was 5.45 years. Furthermore, the aggregate intrinsic value of options outstanding and of options vested and exercisable at June 30, 2023 was $1,096,942, in each case based on the fair value of the Company’s common stock on June 30, 2023.

During the year ended June 30, 2023, the Company granted 200,000 options to directors with a fair value of $222,000 which, due to immediate vesting, were fully expensed at the time of grant. The total fair value of options that vested during the year ended June 30, 2023 was $375,189 and was included in selling, general and administrative expenses in the accompanying statement of operations. As of June 30, 2023, the amount of unvested compensation related to the unvested options was $56,577 which will be recorded as an expense in future periods as the options vest. During the year ended June 30, 2023, the Company issued 137,523 net shares of common stock upon the exercise of options underlying 307,298 shares of common stock, resulting in net cash proceeds of $57,500.

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

Additional information regarding stock options outstanding and exercisable as of June 30, 2023 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	2.43	225,000
0.77	25,000	1.14	25,000
0.80	16,000	2.14	16,000
0.90	15,000	2.10	15,000
1.00	15,000	1.70	15,000
1.05	305,000	3.15	305,000
1.09	40,000	2.90	40,000
1.10	105,000	2.00	105,000
1.20	274,000	4.05	274,000
1.59	25,000	4.87	25,000
1.80	54,550	0.23	54,550
1.95	200,000	5.01	200,000
2.10	238,767	8.62	238,767
2.13	216,708	7.39	215,316
2.15	200,000	9.45	200,000
2.17	35,955	7.87	26,965
2.19	5,000	8.56	2,500
2.40	302,833	5.38	302,833
2.43	61,250	7.93	53,750
2.45	163,000	7.10	163,000
2.49	78,435	6.92	76,195
2.50	20,000	5.88	20,000
2.64	30,882	8.10	20,588
2.67	33,194	8.22	22,129
2.99	8,000	6.87	8,000
3.13	208,000	6.38	208,000
3.50	8,000	6.62	8,000
Total	2,909,574		2,865,593

Warrants

The following table summarizes warrant activity:

Weighted
Average
	Number of	Exercise
	Warrants	Price
Outstanding, June 30, 2021	50,000	$1.19
Granted	—	—
Exercised	(50,000)	1.19
Repurchased	—	—
Expired/Cancelled	—	—
Outstanding, June 30, 2022	—	$—
Granted	—	—
Exercised	—	—
Repurchased	—	—
Expired/Cancelled	—	—
Outstanding, June 30, 2023	—	$—
Exercisable, June 30, 2022	—	$—
Exercisable, June 30, 2023	—	$—

During the year ended June 30, 2022, certain holders of warrants to purchase shares of the Company’s common stock at a per share exercise price of $1.19 exercised those warrants to purchase 50,000 shares, generating gross proceeds to the Company of $59,500.

Restricted Common Stock

Prior to July 1, 2021, the Company issued 2,473,176 shares of restricted common stock to employees valued at $2,985,198, of which $2,503,245 had been recognized as an expense. As of June 30, 2021, 245,252 of these shares with a grant date fair value of $481,953 had not yet vested.

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

During the year ended June 30, 2023, the Company issued an additional 2,354,834 shares of restricted stock to employees with an aggregate fair value of $3,478,878. Of this amount, 229,834 shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met and 25,000 shares vest over a four year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of these stock awards was $503,478 based on the market price of our common stock price ranging from $1.94 to $2.22 per share on the date of grant, which will be amortized over the range of three and four-year vesting periods. The remaining 2,100,000 shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP replaces the previous restricted stock compensation program for executives. It spans 5 years and is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

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

As the vesting of the 2,100,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $2,975,400, computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.36 to 2.59 years. The total fair value of restricted common stock vesting and expenses related to amortization of the fair value of the LTEBP program during the year ended June 30, 2023 was $1,418,717 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of June 30, 2023, the amount of unvested compensation related to issuances of restricted common stock was $2,711,661, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date. When calculating net loss per share, the 2,477,794 shares are considered antidilutive and are excluded from that calculation.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2021	245,252	481,953	$2.47
Granted	356,582	850,996	2.39
Vested	(201,742)	(557,496)	2.51
Forfeited	—	—	—
Non-vested, June 30, 2022	400,092	$775,453	$2.38
Granted	2,354,834	3,478,878	1.48
Vested	(211,967)	(1,418,717)	2.42
Forfeited	(65,165)	(123,953)	2.15
Non-vested, June 30, 2023	2,477,794	$2,711,661	$1.52

Common Stock Repurchase and Retirement

Effective as of February 9, 2021, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2021 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The Compensation Committee of our Board of Directors subsequently approved the extension of the repurchases under the same terms through the end of fiscal year 2024. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors. As of June 30, 2022, $255,345 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the years ended June 30, 2023 and 2022, we repurchased 51,841 and 40,221 shares of our common stock under the repurchase plan at an average price of approximately $2.01 and $2.34 per share, respectively, for an aggregate amount of $104,250 and $93,918, respectively. As of June 30, 2023, $151,095 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
September 2021	21,365	$2.55	—	$294,782
December 2021	5,951	$2.24	—	281,451
March 2022	6,086	$2.34	—	267,210
June 2022	6,819	$1.74	—	255,345
Year ended June 30, 2022	40,221	$2.34	—	$255,345

September 2022	9,659	$1.87	—	$237,283
December 2022	16,141	$1.90	—	206,616
March 2023	12,785	$2.02	—	180,789
June 2023	13,256	$2.24	—	151,095
Year ended June 30, 2023	51,841	$2.01	—	$151,095
1	Consists of shares of common stock purchased from employees to satisfy tax obligations in connection with the vesting of stock incentive awards.

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

Note 8.   Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2023 and 2022:

	Years Ended
	June 30,
	2023	2022
Current
Federal	$—	$—
State	3,806	3,820
Foreign (Mexico)	1,796	3,802
Deferred
Federal	—	—
Foreign	—	—
State	—	—
Provision for income tax expense	$5,602	$7,622

During the year ended June 30, 2023, the Company recorded a provision for income tax expense of $5,602, which consisted of $3,806 in state income tax payments and $1,796 in foreign (Mexico) income tax payments. During the year ended June 30, 2022, the Company recorded a provision for income tax expense of $7,622 which consisted of $3,820 in state income tax payments and $3,802 in foreign (Mexico) income tax payments.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended
	June 30,
	2023	2022
Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%
Permanent differences	(3.4)%	1.2%
Change in valuation allowance	(21.8)%	(27.7)%
Effective income tax rate	0.8%	(0.5)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2023 and 2022 are as follows:

	June 30,	June 30,
	2023	2022
Deferred tax assets:
Federal net operating loss carryforward	$2,074,080	$2,440,870
State net operating loss carryforward	171,716	326,117
Intangibles amortization	148,404	156,196
Stock based compensation	2,250,149	1,993,124
Other	211,219	207,901
Total deferred tax assets	4,855,568	5,124,208
Deferred tax liability:
Fixed asset depreciation	(73,224)	(51,094)
Net deferred tax assets	4,782,344	5,073,114
Less valuation allowance	(4,782,344)	(5,073,114)
	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2023 and 2022 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2023 was a decrease of $290,770.

At June 30, 2023 and 2022, the Company had federal net operating loss (“NOL”) carryforwards of approximately $15,650,000 and $15,040,000, respectively, and state NOL carryforwards of approximately $6,560,000 and $6,420,000, respectively. Federal NOLs generated prior to and after 2018 can be carried forward indefinitely with some limitations. State NOLs, if unused, completely expire in 2039.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2023 and 2022, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2023 and 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

Company is subject to taxation in the United States and various states and Mexico. The Company is subject to United States federal or state income tax examinations by tax authorities for fiscal years after 2017.

Note 9. Acquisition

On September 28, 2022, Reprints Desk entered into an asset purchase agreement with FIZ Karlsruhe – Leibniz-Institut für Informationsinfrastruktur GmbH (“FIZ”). FIZ delivers STM content pursuant to various contracts with its customers through its AutoDoc platform. FIZ agreed to assign and transfer to Reprints Desk certain of these contracts effective January 1, 2023 (the “Sold Contracts”).

On September 30, 2022, Reprints Desk made a non-refundable payment of $297,450 (€300,000) (the “Base Amount”) as initial consideration for the asset purchase. As of June 30, 2023, Reprints Desk has recorded $95,689 in contingent consideration for customers that have their Sold Contracts assumed by Reprints Desk in comparison to the trailing twelve months of revenue of all Sold Contracts (the “Base Amount Plus”). On June 30, 2023, $44,553 in contingent consideration was recorded for customers that placed an order and have consented to have their contract assumed by Reprints Desk (the “Bonus Amount”). As of the June 30, 2023, $50,509 of Bonus Amount payments were made for the 2023 fiscal year. The Bonus Amount is based upon the collectable service fee that FIZ would have received from these customers. Contingent consideration for the Bonus Amount will continue to be paid in arrears through the quarter ending December 31, 2025.

The current contingent consideration for the Base Amount Plus and the Bonus Amount are recorded as a short-term liability on the balance sheet.  At June 30, 2023, the Base Amount, the Base Amount Plus and the Bonus Amount were recorded as intangible assets on the balance sheet with an estimated average useful life of 10 years.

Note 10. Subsequent Events

Acquisition

On July 28, 2023, the Company acquired 100% of the outstanding stock of Resolute Innovation, Inc. (“Resolute Innovation”), a Delaware corporation, an advanced search platform that equips organizations with search, discovery and knowledge management tools that are powered by artificial intelligence (“AI”) and neuro-linguistic programming (“NLP”) technologies.  The initial purchase consideration, net of cash acquired, was approximately $2.9 million. In addition, the acquisition agreement includes an earnout that will be based upon the product of three and one half multiplied by ending annual recurring revenue as of January 31, 2025 less the agreed upon Enterprise Value of $3.4 million. The Resolute Innovation acquisition will be accounted for under the purchase method, and accordingly, the results of operations will be included in the Company's financial statements from the date of acquisition. The acquisition is not expected to have a material impact on the Company's consolidated financial statements and notes thereto.

Stock Options

On September 1, 2023, the Company issued 3,578 shares of common stock upon the exercise of stock options underlying 17,000 shares of common stock on a cashless basis.

Restricted Common Stock

On August 25, 2023, the Company issued 5,000 shares of restricted stock to an employee. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $11,200 based on the market price of our common stock of $2.24 per share on the date of grant, which will be amortized over the three-year vesting period.

On August 25, 2023, the Company granted, under the 2017 Plan, restricted stock awards in the amount 100,000 shares to key employees in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP spans 5 years and is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2023, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control–- Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2023.

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

Item 9B. Other Information

On September 5, 2023, the Compensation Committee of the Company’s Board of Directors approved the extension of the term of the employment agreement with Mr. Ahlberg effective June 30, 2023, for an annual renewing term unless Reprints Desk provides at least 30 days’ prior notice of non-renewal, subject to the termination provisions of his employment agreement.  The Company entered into an amendment to Mr. Ahlberg’s executive employment agreement effective June 30, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of September 8, 2023:

Name	Age	Position	Date of Appointment
Peter Victor Derycz	61	Executive Chairman	March 29, 2021
Roy W. Olivier	65	President and Chief Executive Officer, and Director	March 29, 2021
William Nurthen	50	Chief Financial Officer and Secretary	October 4, 2021
Scott Ahlberg	60	Chief Operating Officer	July 1, 2007
Shane Hunt (5)	46	Chief Revenue Officer	May 18, 2022
John Regazzi (1) (2)	74	Lead Independent Director	June 22, 2015
Barbara J. Cooperman (1)	68	Director	February 8, 2022
Gen. Merrill McPeak (1) (3) (4)	87	Director	November 5, 2010
(1)	Member of Audit Committee, Compensation Committee, and Nominating and Governance Committee
(2)	Chairman of the Audit Committee
(3)	Chairman of the Compensation Committee
(4)	Chairman of the Nominating and Governance Committee
(5)	Previously served as Chief Customer Success Officer appointed July 1, 2018

Peter Victor Derycz – Executive Chairman

Mr. Derycz founded Reprints Desk and was named Executive Chairman on March 29, 2021. Mr. Derycz served as Chief Executive Officer and President from January 6, 2006 through March 28, 2021, and as a member of the Company's Board of Directors since January 6, 2016, including Chairman of the Board from January 6, 2006 through August 19, 2015. Mr. Derycz was a founder of Infotrieve, Inc. in 1989 and served as its President from February 2003 until September 2003. He served as the Chief Executive Officer of Puerto Luperon, Ltd. (Bahamas), a real estate development company, from January 2004 until December 2005. He served on the International Advisory Board of the San Jose State University School of Information, and served as a member of the board of directors of Insignia Systems, Inc. (Nasdaq:ISIG), a consumer products advertising company from 2006 to 2014. Mr. Derycz received a B.A. in Psychology from the University of California at Los Angeles. Our board of directors believes that Mr. Derycz’ familiarity with our day-to-day operations, his strategic vision for our business and his past leadership and management experience make him qualified to serve as a director.

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

Scott Ahlberg – Chief Operating Officer

Mr. Ahlberg has effectively served as the Chief Operating Officer since July 1, 2007, and has many years of experience in content and startup businesses. Mr. Ahlberg started with Dynamic Information (EbscoDoc) in the 1980s, then went on to be Executive Vice President at Infotrieve, Inc. After leaving Infotrieve in 2005 Mr. Ahlberg provided consulting services to ventures in professional networking and medical podcasting. He joined Reprints Desk in 2006. His areas of expertise include strategic planning, operational innovation, copyright and content licensing, and quality management. Mr. Ahlberg has degrees from Stanford University (B.A., 1984) and the University of London (M.A., 1990).

Shane Hunt – Chief Revenue Officer

Mr. Hunt provides leadership resulting in the acquisition and development of healthy long-term relationships with the Company’s cloud-based software customers and ensures the daily satisfaction of users across R&D-driven organizations in life sciences, technology and academia worldwide. Mr. Hunt has nearly 20 years of industry experience and was co-founder of 4 Research Solutions Inc., a boutique information industry start-up that the Company acquired in 2012.  Mr. Hunt attended California State University, Chico for his undergraduate and graduate studies in Psychology.

John Regazzi – Lead Independent Director

Mr. Regazzi was appointed to our board of directors on June 22, 2015, and served as Chairman of the Board from August 20, 2015 through March 29, 2021, when he was designated Lead Independent Director. Mr. Regazzi is an information services and IT industry innovator, with more than four decades of experience. He is currently managing director of Akoya Capital Partners, a sector-focused private investment firm, where for the last few years he has served as its professional information services sector leader. He has also been a professor at the Long Island University’s College of Education, Information and Technology since 2005, and has served as dean of LIU’s College of Information and Computer Science. Before joining Akoya Capital Partners, Mr. Regazzi served for several years as CEO of Elsevier Inc. and managing director of the NYSE-listed Reed Elsevier, the world’s largest publisher and information services company for journal and related scientific, technical and medical content. At Reed Elsevier, he oversaw its expansive electronic publishing portfolio, with a program staff of 3,000 and revenues exceeding $1 billion. He was previously CEO of Engineering Information, which he helped turn around before being acquired by Reed Elsevier. As a recognized industry thought leader, Mr. Regazzi has designed, launched, and managed some of the most innovative and well-known information services in the professional communities, including the Engineering Village, Science Direct, Scirus and Scopus, as well as numerous other electronic information services dating back to the early days of the online and CD-ROM industries. Mr. Regazzi has served on a variety of corporate and industry boards, including the British Standards Institute Group and the American Institute of Physics, and he served as chairman of the board of National Technical Information Service, a division of the U.S. Department of Commerce. He currently serves as chairman of DiSTI and Convergered Security Solutions (CSS), both Akoya portfolio companies. Mr. Regazzi earned his B.S. from St. Johns University, M.A. from University of Iowa, M.S. from Columbia University, and Ph.D. in Information Science from Rutgers University. Our board of directors concluded that Mr. Regazzi should serve as a director in light of his extensive experience in the information services industry.

Barbara J. Cooperman – Director

Ms. Cooperman was appointed to our board of directors on February 8, 2022. Ms. Cooperman is an accomplished executive with general management background, P&L responsibility, and world-class marketing specialty in both B2B and B2C sectors. She has more than 20 years’ governance experience on boards including early-stage and privately held companies, nonprofits, industry associations, as well as executive leadership teams. She is known for being strategic and is a highly regarded leader skilled at developing vision and guiding organizations through growth stages and periods of reinvention. With 20+ years in the C-suite, Ms. Cooperman has significant experience advising the board on a wide range of issues such as unlocking brand value, strategic plans, M&A, and corporate social responsibility. Most recently, Ms. Cooperman was the global CMO at Kroll, a leader in cyber security and risk consulting, and Kroll Ontrack, a leader in ediscovery and data recovery. Joining as the firm came out of bankruptcy, she restored worldwide gold standard brand reputations, created go-to-market strategy for the high-growth cyber security practice, and managed corporate and crisis communications through the successful sale of both companies and several high-stakes matters. Kroll Ontrack was sold in 2016 and Kroll in 2018, both at highly attractive valuations. Prior to her role as Chief Marketing Officer at Kroll, Inc., Ms. Cooperman worked for 12 years at Reed Elsevier, where she served as the Global Chief Marketing Officer for LexisNexis and Elsevier. Our board of directors concluded that Ms. Cooperman should serve as a director in light of her extensive industry knowledge, marketing and operating expertise, and governance experience.

General Merrill McPeak – Director

Gen. McPeak was appointed to our board of directors on November 5, 2010. He is President of McPeak and Associates, a company he founded in 1995. From 1990 until his retirement from active military service in late 1994, he was chief of staff of the U.S. Air Force. During this period, he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad. As a member of the Joint Chiefs of Staff, he and the other service chiefs were military advisors to the Secretary of Defense and the President. Gen. McPeak has served on the board of directors of several publicly traded companies, including long service with Trans World Airlines, Inc. and with the test and measurement company, Tektronix, Inc. He was for many years Chairman of the Board of ECC International Corp., until that company was acquired by Cubic Corporation. Currently, Gen. McPeak is a director of Iovance Biotherapeutics (Nasdaq:IOVA). Gen. McPeak was a founding investor, director and chairman of Ethicspoint, Inc., a software-as-a-service provider of secure, confidential employee reporting systems, that was acquired by private equity at a return making it one of Oregon’s most successful business startups in decades. Our board of directors concluded that Gen. McPeak should serve as a director in light of his demonstrated leadership abilities and years of experience serving on the boards of directors of numerous publicly traded corporations.

Term of Office

Each director serves until our next annual meeting or until his or her successor is duly elected and qualified. Each executive officer is elected by our board of directors and serves at its discretion.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed to report transactions occurring during the fiscal year ended June 30, 2023 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with except as follows: Mr. Derycz failed to timely file one Form 4 reporting one transaction; Gen. McPeak failed to timely file one Form 4 reporting one transaction; and Mr. Ahlberg failed to timely file three Form 4s reporting six transactions.

Audit Committee Financial Expert

Our board of directors has a separately designated standing Audit Committee, comprised of Mr. Regazzi (Chairman), Gen. McPeak and Ms. Cooperman, each of whom our board of directors has determined to be an independent director as that term is defined in the applicable rules for companies traded on Nasdaq. Our board of directors has determined that Mr. Regazzi qualifies as an “audit committee financial expert” as defined under SEC rules.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2023 and 2022

				Stock		All other
Name and principle	Fiscal	Salary	Bonus	awards		compensation	Total
Position	Year	($)	($)	($)		($)	($)
Peter Victor Derycz	2023	371,520	68,220	67,200	(1)	8,097	515,037
Executive Chairman	2022	371,760	124,000	125,862	(2)	18,205	639,827

Roy W. Olivier	2023	400,000	105,600	857,000	(3) (4)	17,734	1,380,334
President and Chief Executive Officer, and Director	2022	371,520	—	142,999	(5)	9,520	524,039

William Nurthen	2023	310,000	76,000	468,926	(6) (7)	19,058	873,984
Chief Financial Officer and Secretary	2022	214,092	70,500	284,000	(8)	13,460	582,052
(1)	Represents the grant date fair value of 34,639 shares of restricted stock granted on August 19, 2022. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(2)	Represents the grant date fair value of 30,061 shares of restricted stock granted on August 5, 2021, 7,078 shares of restricted stock granted on December 2, 2021, 7,381 shares of restricted stock granted on February 8, 2022, and 8,289 shares of restricted stock granted on May 10, 2022. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(3)	Represents the grant date fair value of 79,897 shares of restricted stock granted on August 19, 2022. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(4)	Represents the grant date fair value of 500,000 shares of restricted stock granted on November 1, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The grant date fair value was computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.43 to 2.59 years.

(5)	Represents the grant date fair value of 18,939 shares of restricted stock granted on August 5, 2021, 14,155 shares of restricted stock granted on December 2, 2021, 14,762 shares of restricted stock granted on February 8, 2022, and 16,578 shares of restricted stock granted on May 10, 2022. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(6)	Represents the grant date fair value of 24,601 shares of restricted stock granted on August 19, 2022. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(7)	Represents the grant date fair value of 300,000 shares of restricted stock granted on November 1, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The grant date fair value was computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.43 to 2.59 years.
(8)

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

Scott Ahlberg

On July 1, 2013, we entered into an executive employment agreement with Mr. Ahlberg which was subsequently amended effective June 30, 2023. Under the terms of the executive employment agreement, Mr. Ahlberg has agreed to serve as Chief Operating Officer on an at-will basis. The term of the agreement ends on June 30 of each year, subject to automatic renewal for subsequent one-year periods unless Reprints Desk provides written notice of non-renewal to Mr. Ahlberg at least thirty (30) days prior to the expiration of the then-current term, and subject to earlier termination in accordance with the other provisions of Mr. Ahlberg’s executive employment agreement. The agreement provides for a base salary of $240,400 per year and participation in an executive bonus plan as determined by the Board.

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

Outstanding Equity at Fiscal Year Ended June 30, 2023

The following table sets forth information regarding stock options, warrants and other stock awards (restricted stock) for each named executive officer as of June 30, 2023.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2023

	Number of	Number of
	securities	securities			Stock Awards:		Stock Awards:
	underlying	underlying	Option/	Option/	Number of		Market value of
	unexercised	unexercised	Warrant	Warrant	shares of stock		shares of stock
	options/warrants	options/warrants	exercise	expiration	that have not		that have not
Name	exercisable (#)	unexercisable (#)	price ($)	date (1)	vested (#)		vested ($)
Peter Victor Derycz	—	—	—	—	606	(2)	$1,292	(3)
	—	—	—	—	1,038	(4)	$2,583	(5)
	—	—	—	—	2,500	(6)	$5,425	(7)
	—	—	—	—	10,020	(8)	$26,454	(9)
	—	—	—	—	2,949	(10)	$6,459	(11)
	—	—	—	—	3,691	(12)	$7,750	(13)
	—	—	—	—	4,835	(14)	$9,042	(15)
	—	—	—	—	34,639	(18)	67,200	(19)
Roy W. Olivier	50,000	—	$2.40	11/13/2028	—		—
	50,000	—	$3.13	11/12/2029	—		—
	50,000	—	$2.13	11/17/2030	—		—
	—	—	—	—	6,313	(8)	$16,666	(9)
	—	—	—	—	5,898	(10)	$12,916	(11)
	—	—	—	—	7,381	(12)	$15,500	(13)
	—	—	—	—	9,671	(14)	$18,084	(15)
	—	—	—	—	79,897	(18)	155,000	(19)
	—	—	—	—	500,000	(20)	702,000	(21)
William Nurthen	—	—	—	—	56,250	(16)	$146,813	(17)
	—	—	—	—	2,738	(12)	$5,750	(13)
	—	—	—	—	3,588	(14)	$6,709	(15)
	—	—	—	—	24,601	(18)	$47,726	(19)
	—	—	—	—	300,000	(20)	$421,200	(21)

(1)Stock options expire ten years from the grant date.

(2)	The restricted stock was granted on November 17, 2020 and vest over a three year period, with a one year cliff vesting period.

(3)Based on a market closing price per share of common stock of $2.13 on November 17, 2020.

(4)	The restricted stock was granted on February 9, 2021 and vest over a three year period, with a one year cliff vesting period.

(5)Based on a market closing price per share of common stock of $2.49 on February 9, 2021.

(6)	The restricted stock was granted on May 11, 2021 and vest over a three year period, with a one year cliff vesting period.

(7)Based on a market closing price per share of common stock of $2.17 on May 11, 2021.

(8)	The restricted stock was granted on August 5, 2021 and vest over a three year period, with a one year cliff vesting period.

(9)Based on a market closing price per share of common stock of $2.64 on August, 2021.

(10)	The restricted stock was granted on December 2, 2021 and vest over a three year period, with a one year cliff vesting period.

(11)Based on a market closing price per share of common stock of $2.19 on December 2, 2021.

(12)	The restricted stock was granted on February 8, 2022 and vest over a three year period, with a one year cliff vesting period.

(13)Based on a market closing price per share of common stock of $2.10 on February 8, 2022.

(14)	The restricted stock was granted on May 10, 2022 and vest over a three year period, with a one year cliff vesting period.

(15)Based on a market closing price per share of common stock of $1.87 on May 10, 2022.

(16)	The restricted stock was granted on October 4, 2021 and vest over a four year period, with a one year cliff vesting period.

(17)Based on a market closing price per share of common stock of $2.61 on October 4, 2021.

(18)	The restricted stock was granted on August 19, 2022 and vest over a three year period, with a one year cliff vesting period.
(19)	Based on a market closing price per share of common stock of $1.94 on August 19, 2022.
(20)	The restricted stock was granted on November 1, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”).
(21)	Based on fair value computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.43 to 2.59 years.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended June 30, 2023 and 2022

		Fees	Warrant
		earned	and
		or paid	Option
	Fiscal	in cash	Awards
Name	Year	($)	($)	Total ($)
John Regazzi (1)	2023	36,000	55,500	91,500
	2022	18,000	104,000	122,000
Gen. Merrill McPeak (2)	2023	18,000	55,500	73,500
	2022	18,000	52,000	70,000
Eugene Robin (3)	2023	18,000	55,500	73,500
	2022	18,000	52,000	70,000
Barbara J. Cooperman (4)	2023	18,000	55,500	73,500
	2022	7,079	40,318	47,397

(1)Outstanding equity awards as of June 30, 2023 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.15 per share, 100,000 shares of common stock at $2.10 per share, 100,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.20, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 150,000 shares of common stock at an exercise price of $0.70 per share, options to purchase 16,000 shares of common stock at an exercise price of $0.80 per share and options to purchase 30,000 shares of common stock at an exercise price of $1.10 per share.

(2)Outstanding equity awards as of June 30, 2023 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.15 per share, 50,000 shares of common stock at an exercise price of $2.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share.

(3)Outstanding equity awards as of June 30, 2023 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.15, options to purchase 50,000 shares of common stock at an exercise price of $2.10 per share and options to purchase 31,250 shares of common stock at an exercise price of $2.43 per share.

(4)Outstanding equity awards as of June 30, 2023 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.15, options to purchase 38,767 shares of common stock at an exercise price of $2.10 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 8, 2023, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 8, 2023. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 10624 S. Eastern Ave., Ste. A-614, Henderson, NV 89052. Applicable percentage ownership in the following table is based on 29,596,086 shares of common stock outstanding as of September 8, 2023 plus, for each person, any securities that person has the right to acquire within 60 days of September 8, 2023.

	Shares
	Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	of Shares
Greater than 5% Shareholder:
Richard H. Witmer, Jr. 16 Fort Hills Lane Greenwich, CT 06831	2,608,448	8.8%
Bristol Capital Advisors, LLC (1) 555 Marin Street, Suite 140 Thousand Oaks, CA 91360	2,582,108	8.7%
Cove Street Capital, LLC 525 South Douglas Street, Suite 225 El Segundo, CA 90245	2,400,778	8.1%
Directors and Executive Officers:
Peter Victor Derycz (2)	3,321,322	11.2%
Roy W. Olivier (3)	856,641	2.9%
William Nurthen (4)	421,068	1.4%
Scott Ahlberg (5)	596,516	2.0%
Shane Hunt (6)	528,449	1.8%
John Regazzi (7)	1,143,500	3.7%
Gen. Merrill McPeak (8)	884,608	2.9%
Barbara Cooperman (9)	88,767	* %
All Directors and Executive Officers as a group (8 persons) (10)	7,840,871	24.9%

* Less than 1%

(1)

Paul Kessler exercises voting and investment power over the shares held by Bristol Investment Fund, Ltd. ("Bristol Fund") and is the brother-in-law of Peter Victor Derycz. Mr. Kessler previously served as a member of our board of directors from August 18, 2014 through November 6, 2015.  Mr. Kessler, Bristol Fund and Bristol Capital Advisors, LLC, the investment advisor of Bristol Fund, may be deemed to have formed a group with Peter Derycz, Janice Peterson (who holds 1,200 shares of common stock as of August 16, 2023) and Andrew Ritter (who holds no shares of common stock as of August 16, 2023) within the meaning of Section 13(d)(3) of the Exchange Act and Rule 13d-5(b)(1) thereunder.  The shares reported as beneficially owned by Bristol Fund do not include the shares beneficially owned by Mr. Derycz or Ms. Peterson.  Bristol Fund disclaims any beneficial ownership of any shares of common stock beneficially owned by Mr. Derycz or Ms. Peterson.  The foregoing information regarding the deemed group is based solely on Amendment No. 6 to Schedule 13D, filed by Mr. Derycz with the SEC on August 18, 2023.

(2)

Mr. Derycz may be deemed to have formed a group with Mr. Kessler, Bristol Fund, Bristol Capital Advisors, LLC, Janice Peterson (who holds 1,200 shares of common stock as of August 16, 2023) and Andrew Ritter (who holds no shares of common stock as of August 16, 2023) within the meaning of Section 13(d)(3) of the Exchange Act and Rule 13d-5(b)(1) thereunder.  The shares reported as beneficially owned by Mr. Derycz do not include the shares beneficially owned by Bristol Fund or Ms. Peterson.  Mr. Derycz disclaims any beneficial ownership of any shares of common stock beneficially owned by Bristol Fund or Ms. Peterson.  The foregoing information regarding the deemed group is based solely on Amendment No. 6 to Schedule 13D, filed by Mr. Derycz with the SEC on August 18, 2023.

(3)

Includes shares underlying options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, and options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, and 609,159 shares of unvested restricted stock. Of this amount, 109,159 shares of the restricted stock vests over a three-year period, with one-year cliff vesting period and remains subject to forfeiture if vesting conditions are not met. The remaining 500,000 shares of the restricted stock were granted on November 1, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”).

(4)

Includes 387,177 shares of unvested restricted stock. Of this amount, 56,250 shares of the restricted stock vests over a four-year period, with a one-year cliff vesting period and remains subject to forfeiture if vesting conditions are not met. 30,927 shares of the restricted stock vests over a three-year period, with a one-year cliff vesting period and remains subject to forfeiture if vesting conditions are not met. The remaining 300,000 shares of the restricted stock were granted on November 1, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”).

(5)

Includes 197,479 shares of unvested restricted stock. Of this amount 47,479 shares of the restricted stock vests over a three-year period, with a one-year cliff vesting period and remains subject to forfeiture if vesting conditions are not met. The remaining 150,000 shares of the restricted stock were granted on November 1, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”).

(6)

Includes shares underlying options to purchase 7,500 shares of common stock at an exercise price of $1.00 per share, options to purchase 12,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 10,000 shares of common stock at an exercise price of $1.59 per share, options to purchase 20,000 shares of common stock at an exercise price of $2.50 per share, options to purchase 8,000 shares of common stock at an exercise price of $2.49 per share, options to purchase 8,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 8,000 shares of common stock at an exercise price of $3.50 per share, options to purchase 8,000 shares of common stock at an exercise price of $2.99 per share, options to purchase 8,000 shares of common stock at an exercise price of $2.45 per share, options to purchase 8,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 7,333 shares of common stock at an exercise price of $2.49 per share, options to purchase 6,667 shares of common stock at an exercise price of $2.17 per share, options to purchase 5,515 shares of common stock at an exercise price of $2.64 per share, and 315,544 shares of unvested restricted stock. Of this amount, 15,544 shares of the restricted stock vests over a three-year period, with one-year cliff vesting period and remains subject to forfeiture if vesting conditions are not met. The remaining 300,000 shares of the restricted stock were granted on November 1, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”).

(7)

Includes shares underlying options to purchase 30,000 shares of common stock at $1.10 per share, options to purchase 16,000 shares of common stock at $0.80 per share, options to purchase 150,000 shares of common stock at $0.70 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.40 per share, and options to purchase 100,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.10 per share and options to purchase 50,000 shares of common stock at an exercise price of $2.15 per share.

(8)

Includes options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.10 per share and options to purchase 50,000 shares of common stock at an exercise price of $2.15.

(9)

Includes shares underlying options to purchase 38,767 shares of common stock at an exercise price of $2.10 per share and options to purchase 50,000 shares of common stock at an exercise price of $2.15.

(10)	Includes shares underlying options to purchase 1,901,782 shares of common stock.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan, we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2023, there were 1,495,927 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan. The following table provides information as of June 30, 2023 with respect to the Plans, which are the only compensation plans under which our equity securities are, or have been, authorized for issuance.

Number of securities
remaining available
for future issuance
	Number of securities to be	Weighted average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan, and 2017 Omnibus Incentive Plan)	2,909,574	$1.87	1,495,927
Equity compensation plans not approved by stockholders	—	—	—
Total	2,909,574		1,495,927

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described herein, since July 1, 2021, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and in which any director, executive officer, shareholder who beneficially owns more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of five members: Mr. Derycz (Executive Chairman), Gen. McPeak, Mr. Olivier, Mr. Regazzi and Ms. Cooperman. Our board of directors has determined that Ms. Cooperman, Gen. McPeak and Mr. Regazzi are independent directors as that term is defined in the applicable rules for companies traded on Nasdaq. Ms. Cooperman, Gen. McPeak and Mr. Regazzi are each members of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our board of directors, and each of them meets Nasdaq’s independence standards for members of such committees.

Item 14. Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent registered public accounting firm is Weinberg & Company, P.A. 1925 Century Park E., Suite 1120, Los Angeles, CA 90067. PCAOB Auditor ID: 572. The following table presents the aggregate fees for professional audit services and other services rendered in the fiscal years ended June 30, 2023 and 2022.

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022
Audit Fees	$130,407	$132,865
Audit-Related Fees	—	—
Tax Fees	37,800	30,146
All Other Fees	—	—
Total	$168,207	$163,011

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2023 and 2022, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 15, 2023, are incorporated by reference to Item 8 of this report.

(a)(2) and (c) Financial Statement Schedules

Not required.

(a)(3) and (b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2

Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated November 13, 2006. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)

3.1.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)
3.1.2	Articles of Merger Effective March 4, 2013. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2013.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 17, 2012.)
4	Description of the registrant’s common stock. (Incorporated by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10 K filed on September 23, 2022.)
10.1	Form of Common Stock Purchase Warrant dated November 5, 2010. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010.)++
10.2	Form of Common Stock Purchase Warrant dated December 19, 2011. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on July 22, 2016)++
10.3

Executive Employment Agreement dated July 1, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on September 30, 2013.)++

10.4

Amendment to Executive Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on September 8, 2015.)++

10.5

Securities Purchase Agreement dated June 23, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2016.)

10.6

Registration Rights Agreement dated June 24, 2016, among Research Solutions, Inc. and the Investors signatory thereto. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2016.)

10.7	Form of Common Stock Purchase Warrant dated June 24, 2016. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 28, 2016.)
10.8

Amendment to Executive Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed September 18, 2017.)++

Exhibit Number	Description

10.9

Amended and Restated Loan and Security Agreement dated October 31, 2017, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed February 14, 2018.)

10.10

Amendment to Executive Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 7, 2019.)++

10.11

First Amendment to Amended and Restated Loan and Security Agreement, effective December 31, 2019, among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10 K filed September 24, 2020.)

10.12

Second Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2020, among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 14, 2020.)

10.13

Amendment to Executive Employment Agreement dated June 30, 2020, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 2, 2020.)++

10.14

Consulting Agreement dated July 1, 2020, between Reprints Desk, Inc. and Michiel van der Heijden BV. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed September 24, 2020.)++

10.15

Amended and Restated Executive Employment Agreement dated March 29, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Peter Derycz. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 13, 2021.)++

10.16

Executive Employment Agreement dated March 29, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Roy W. Olivier. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 13, 2021.)++

10.17

Amendment to Executive Employment Agreement dated June 30, 2021, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10 K filed on September 23, 2022.)++

10.18

Amendment to Executive Employment Agreement dated June 30, 2022, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10 K filed on September 23, 2022.)++

10.19

Amended and Restated Executive Employment Agreement dated October 4, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Roy W. Olivier.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 2021.)++

10.20

Employment Agreement dated October 4, 2021, between Research Solutions, Inc. and William A. Nurthen.  (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 2021.)++

10.21

Executive Employment Agreement dated November 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Shane Hunt. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10 K filed on September 23, 2022.)++

10.22

Amendment to Executive Employment Agreement dated June 30, 2021, between Research Solutions, Inc., Reprints Desk, Inc. and Shane Hunt. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10 K filed on September 23, 2022.)++

10.23

Amendment to Executive Employment Agreement dated June 30, 2022, between Research Solutions, Inc., Reprints Desk, Inc. and Shane Hunt. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10 K filed on September 23, 2022.)++

10.24

Third Amendment to Amended and Restated Loan and Security Agreement dated February 15, 2022 among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 13, 2022.)

10.25

Fourth Amendment to Amended and Restated Loan and Security Agreement dated February 28, 2022 among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 13, 2022.)

10.26	Asset Purchase Agreement dated September 28, 2022, between Reprints Desk, Inc. and FIZ Karlsruhe – Leibniz-Institut für Informationsinfrastruktur GmbH.

Exhibit Number	Description

10.27

Agreement and Plan of Merger by and among Reprints Desk, Inc., Research Solutions Acquisition Corp 1, Research Solutions, Inc., as Parent Guarantor, Resolute Innovation, Inc. and Shareholder Representative Services LLC dated July 28, 2023. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2023.)##

10.28	Amendment to Executive Employment Agreement effective June 30, 2023, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg.++
21	List of Subsidiaries.
23	Consent of Independent Registered Pubic Accounting Firm.
24	Power of Attorney. (Incorporated by reference to the signature page hereto.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	2007 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 filed on December 28, 2007.)++
99.2	Amendment No. 1 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 29, 2012.)++
99.3	Amendment No. 2 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on October 13, 2014.)++
99.4	Amendment No. 3 to 2007 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 26, 2016.)++
99.5	2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 26, 2017.)++
99.6	Amendment No. 1 to 2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 21, 2019.)++
99.7	Amendment No. 2 to 2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on September 25, 2020).++
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Furnished herewith

++Indicates management contract or compensatory plan.

##

The Registrant has omitted schedules and exhibits pursuant to Item 6.01(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier

Roy W. Olivier
Date: September 15, 2023		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen

William Nurthen
Date: September 15, 2023		Chief Financial Officer
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

September 15, 2023
Signature	Title	Date

/s/ Roy W. Olivier
Roy W. Olivier	Chief Executive Officer (Principal Executive Officer), President and Director	September 15, 2023

/s/ William Nurthen
William Nurthen	Chief Financial Officer (Principal Financial	September 15, 2023
and Accounting Officer) and Secretary

/s/ Peter Victor Derycz
Peter Victor Derycz	Executive Chairman	September 15, 2023

/s/ Merrill McPeak
Merrill McPeak	Director	September 15, 2023

/s/ John Regazzi
John Regazzi	Director	September 15, 2023

/s/ Barbara J. Cooperman
Barbara J. Cooperman	Director	September 15, 2023