Form 10-Q
period 2023-09-30
Research Solutions, Inc.
filed 2023-11-14
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 3, 2023
Common Stock, $0.001 par value	29,624,085

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,
	2023	June 30,
	(unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$9,882,064	$13,545,333
Accounts receivable, net of allowance of $82,392 and $85,015, respectively	6,460,188	6,153,063
Prepaid expenses and other current assets	314,052	400,340
Prepaid royalties	1,167,538	1,202,678
Total current assets	17,823,842	21,301,414

Goodwill (provisional)	3,238,794	—

Other assets:
Property and equipment, net of accumulated depreciation of $891,299 and $881,908, respectively	91,326	70,193
Intangible assets, net of accumulated amortization of $795,915 and $747,355, respectively ($2,064,706 provisional)	2,528,259	462,068
Deposits and other assets	1,033	1,052
Total assets	$23,683,254	$21,834,727

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,541,564	$8,079,516
Deferred revenue	6,387,470	6,424,724
Total current liabilities	14,929,034	14,504,240

Long-term liabilities:
Contingent earnout liability	1,867,043	—
Total liabilities	16,796,077	14,504,240

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 29,624,085 and 29,487,508 shares issued and outstanding, respectively	29,624	29,487
Additional paid-in capital	30,487,415	29,941,873
Accumulated deficit	(23,510,692)	(22,522,649)
Accumulated other comprehensive loss	(119,170)	(118,224)
Total stockholders’ equity	6,887,177	7,330,487
Total liabilities and stockholders’ equity	$23,683,254	$21,834,727

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022

Revenue:
Platforms	$2,600,192	$2,019,967
Transactions	7,460,779	6,664,676
Total revenue	10,060,971	8,684,643

Cost of revenue:
Platforms	382,615	230,473
Transactions	5,646,791	5,104,922
Total cost of revenue	6,029,406	5,335,395
Gross profit	4,031,565	3,349,248

Operating expenses:
Selling, general and administrative	5,070,897	3,163,807
Depreciation and amortization	59,620	5,812
Total operating expenses	5,130,517	3,169,619

Income (loss) from operations	(1,098,952)	179,629

Other income	140,311	39,069

Income (loss) from operations before provision for income taxes	(958,641)	218,698
Provision for income taxes	(29,402)	(4,133)

Net income (loss)	(988,043)	214,565

Other comprehensive income (loss):
Foreign currency translation	(946)	(5,176)
Comprehensive income (loss)	$(988,989)	$209,389

Basic income (loss) per common share:
Net income (loss) per share	$(0.04)	$0.01
Weighted average common shares outstanding	27,052,445	26,718,171

Diluted income (loss) per common share:
Net income (loss) per share	$(0.04)	$0.01
Weighted average common shares outstanding	27,052,445	27,779,841

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2023

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2023	29,487,508	$29,487	$29,941,873	$(22,522,649)	$(118,224)	$7,330,487

Fair value of vested stock options	—	—	17,471	—	—	17,471

Fair value of vested restricted common stock	105,000	105	574,238	—	—	574,343

Repurchase of common stock	(18,603)	(19)	(46,116)	—	—	(46,135)

Common stock issued upon exercise of stock options	50,180	51	(51)	—	—	—

Net income for the period	—	—	—	(988,043)	—	(988,043)

Foreign currency translation	—	—	—	—	(946)	(946)

Balance, September 30, 2023	29,624,085	$29,624	$30,487,415	$(23,510,692)	$(119,170)	$6,887,177

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2022

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2022	27,075,648	$27,076	$28,072,855	$(23,094,272)	$(121,941)	$4,883,718

Fair value of vested stock options	—	—	40,706	—	—	40,706

Fair value of vested restricted common stock	222,334	222	134,433	—	—	134,655

Fair value of vested unrestricted common stock	36,509	36	68,236	—	—	68,272

Repurchase of common stock	(9,659)	(9)	(18,053)	—	—	(18,062)

Common stock issued upon exercise of stock options	6,046	6	(6)	—	—	—

Net loss for the period	—	—	—	214,565	—	214,565

Foreign currency translation	—	—	—	—	(5,176)	(5,176)

Balance, September 30, 2022	27,330,878	$27,331	$28,298,171	$(22,879,707)	$(127,117)	$5,318,678

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022

Cash flow from operating activities:
Net income (loss)	$(988,043)	$214,565
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,620	5,812
Fair value of vested stock options	17,471	40,706
Fair value of vested restricted common stock	574,343	134,655
Fair value of vested unrestricted common stock	—	68,272
Changes in operating assets and liabilities:
Accounts receivable	(112,965)	81,756
Prepaid expenses and other current assets	109,946	70,908
Prepaid royalties	35,140	710,640
Accounts payable and accrued expenses	195,747	(1,037,057)
Deferred revenue	(646,830)	(181,378)
Net cash provided by (used in) operating activities	(755,571)	108,879

Cash flow from investing activities:
Purchase of property and equipment	(33,825)	(3,681)
Payment for acquisition, net of cash acquired	(2,718,253)	—
Payment for non-refundable deposit for asset acquisition	—	(297,450)
Net cash used in investing activities	(2,752,078)	(301,131)

Cash flow from financing activities:
Common stock repurchase	(46,135)	(18,062)
Payment of contingent acquisition consideration	(110,190)	—
Net cash used in financing activities	(156,325)	(18,062)

Effect of exchange rate changes	705	(5,172)
Net decrease in cash and cash equivalents	(3,663,269)	(215,486)
Cash and cash equivalents, beginning of period	13,545,333	10,603,175
Cash and cash equivalents, end of period	$9,882,064	$10,387,689

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$29,402	$4,133

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$42,989	$—

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2023 and 2022 (Unaudited)

Note 1.  Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with four wholly owned subsidiaries: Reprints Desk, Inc., (“Reprints Desk”) a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

Nature of Business

We provide two service offerings to our customers: cloud-based software-as-a-service (“SaaS”) research platforms (“Platforms”) typically sold via annual auto-renewing license agreements and the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via the core research Platform. When customers utilize the core research Platform to purchase Transactions it is packaged as a single solution that enables life science and other research-intensive organizations to accelerate their research and development activities with faster, access and management of STM articles used throughout the intellectual property development lifecycle. The Platforms typically deliver a ROI to the customer via more effectively managing Transaction costs and saving researchers time during the research process.

Platforms

Our cloud-based SaaS research Platforms consist of proprietary software and Internet-based interfaces sold to customers for an annual subscription fee. Legacy functionality allows customers to initiate orders, route orders for the lowest cost acquisition, manage transactions, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. Customers can also enhance the information resources they already own or license and collaborate around bibliographic information.

Additional functionality has recently been added to our Platforms in the form of interactive app-like components. An alternative to manual data filtering, identification and extraction, the apps are designed to gather, augment, and extract data across a variety of formats, including bibliographic citations, tables of contents, RSS feeds, PDF files, XML feeds, and web content. We continue to develop new apps in order to build an ecosystem of apps. Together, these apps will provide researchers with an “all in one” toolkit, delivering efficiencies in core research workflows and knowledge creation processes.

Our Platforms are deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platforms through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. The Platforms can also be configured to satisfy a customer’s individual preferences. We leverage our Platforms’ efficiencies in scalability, stability and development costs to fuel rapid innovation and competitive advantage.

Transactions

Our core research Platform provides our customers with a single source to the universe of published STM content that includes over 80 million existing STM articles and over one million newly published STM articles each year. STM content is sold to our customers on a transaction basis. Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users.

Our core research Platform allows customers to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour; in many cases under one minute. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes.

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2023 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

These estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities, assumptions made in valuing equity instruments issued for services or acquisitions, impairment related to intangible assets, useful lives of finite-lived intangible assets, and realization of deferred tax assets.

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

Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $1,269,071 and $1,760,323 at September 30, 2023 and June 30, 2023, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three months ended September 30, 2023 and 2022.

The Company has no customers that accounted for greater than 10% of accounts receivable at September 30, 2023 and June 30, 2023.

The following table summarizes vendor concentrations:

	Three Months Ended
	September 30,
	2023	2022
Vendor A	24%	21%
Vendor B	11%	12%

Revenue Recognition

The Company accounts for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platforms (Platforms) and the transactional sale of STM content managed, sourced and delivered through the Platform (Transactions).

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

Platforms

We charge a subscription fee that allows customers to access and utilize certain premium features of our Platforms. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. We recognize revenue from single article delivery services upon delivery to the customer provided all other revenue recognition criteria have been met.

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	September 30,
	2023		2022
United States	$5,861,032	58.3%	$5,043,083	58.1%
Europe	3,155,709	31.4%	3,009,521	34.6%
Rest of World	1,044,230	10.4%	632,039	7.3%
Total	$10,060,971	100%	$8,684,643	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	As of September 30, 2023		As of June 30, 2023
United States	$3,690,748	57.1%	$3,727,977	60.6%
Europe	1,975,110	30.6%	1,763,044	28.7%
Rest of World	794,330	12.3%	662,042	10.8%
Total	$6,460,188	100%	$6,153,063	100%

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting where the purchase consideration is allocated to the tangible and intangible assets acquired, and liabilities assumed, based on their respective fair values as of the acquisition date. The excess of the fair value of the purchase consideration over the estimated fair values of the net assets acquired is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability.

Intangible Assets

Amortizable finite-lived identifiable intangible assets consist of a developed technology and customer relationships acquired in the acquisition of ResoluteAI effective July 28,2023 (See Note 5), and are stated at cost less accumulated amortization. The developed technology and customer relationships are being amortized over the estimated average useful lives of 8 to 10 years. The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. As of September 30, 2023, the Company determined there were no indicators of impairment of its intangible assets.

Goodwill

Goodwill consists of the excess of the cost of ResoluteAI (see Note 5) over the fair value of amounts assigned to assets acquired and liabilities assumed. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment testing for its reporting units on June 30 of each fiscal year.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $6,620 and $72,516 for the three months ended September 30, 2023 and 2022, respectively. Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $1,269,071 and $1,760,323 at September 30, 2023 and June 30, 2023, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Three Months Ended		Year Ended
	September 30,		June 30,
	2023	2022	2023	2022
Period end Euro : US Dollar exchange rate	1.06	0.98	1.09	1.05
Average period Euro : US Dollar exchange rate	1.10	1.01	1.05	1.13

Period end GBP : US Dollar exchange rate	1.22	1.11	1.27	1.21
Average period GBP : US Dollar exchange rate	1.28	1.19	1.20	1.34

Period end Mexican Peso : US Dollar exchange rate	0.06	0.05	0.06	0.05
Average period Mexican Peso : US Dollar exchange rate	0.06	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At September 30, 2023 potentially dilutive securities include options to acquire 2,590,024 shares of common stock and unvested restricted common stock of 2,436,605. At September 30, 2022 potentially dilutive securities include options to acquire 3,125,372 shares of common stock and unvested restricted common stock of 568,240. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three months ended September 30, 2023 because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the three months ended September 30, 2022, the calculation of diluted earnings per share includes unvested restricted common stock, stock options and warrants, calculated under the treasury stock method.

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

Note 3.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2023. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 9.5% as of September 30, 2023. The line of credit is secured by the Company’s consolidated assets.

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

There were no outstanding borrowings under the line as of September 30, 2023 and June 30, 2023, respectively. As of September 30, 2023, there was approximately $2,355,000 of available credit. On March 27, 2023, First Citizens BancShares, Inc. (“FCB”) entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase all of the assets and liabilities of SVB. The Company has confirmed that the Loan and Security Agreement remains in effect post this transaction and that, it continues to have access to the revolving line of credit.

SVB Bridge Bank agreed that the Company can lower its cash balance threshold requirement associated with the SVB LSA, reducing the required balances of its and its subsidiaries’ primary operating and other accounts with SVB, and the Company continues to evaluate the SVB LSA. The Company has established additional banking relationships with Bank of America, N.A. and PNC Bank, N.A. At September 30, 2023, the Company held cash at Bank of America, N.A. of $1,516,191 and at PNC Bank, N.A. of $3,496,791.

Subsequent to September 30, 2023, FCB informed the Company of certain defaults under the SVB LSA resulting from the Company’s violation of certain covenants regarding retaining operating cash with SVB, obtaining deposit account control agreements with respect to such accounts and failing to maintain the required adjusted quick ratio. The Company became aware of additional technical defaults following FCB’s outreach, and such defaults substantially related to the Company’s moves to promptly diversify its cash position following the collapse of Silicon Valley Bank in March of 2023. On November 14, 2023, the Company, Reprints Desk and FCB entered into a Fifth Amendment to Amended and Restated Loan and Security Agreement, Consent and Forbearance Agreement (the “Fifth Amendment”) pursuant to which, among other matters, FCB agreed to forbear from exercising its remedies under the SVB LSA in connection with the existing events of default, and agreed to waive the existing events of default provided the Company regains compliance with the adjusted quick ratio covenant and the operating accounts covenants by January 30, 2024, no other events of defaults have occurred and no forbearance termination events (as listed in the Fifth Amendment) have occurred.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of September 30, 2023, there were 1,390,927 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2023	2,909,574	$1.87	2,865,593	$1.86	43,981	$2.47
Granted	—	—	—	—	—	—
Options vesting	—	—	13,765	2.43	(13,765)	2.43
Exercised	(319,550)	2.03	(319,550)	2.03	—	—
Forfeited	—	—	—	—	—	—
Outstanding at September 30, 2023	2,590,024	$1.85	2,559,808	$1.84	30,216	$2.48

The weighted average remaining contractual life of all options outstanding as of September 30, 2023 was 5.34 years. The remaining contractual life for options vested and exercisable at September 30, 2023 was 5.31 years. Furthermore, the aggregate intrinsic value of options outstanding as of September 30, 2017 was $1,845,909, and the aggregate intrinsic value of options vested and exercisable as of September 30, 2023 was $1,842,925, in each case based on the fair value of the Company’s common stock on September 30, 2023.

During the three months ended September 30, 2023, the Company did not grant any options to employees. The total fair value of options that vested during the three months ended September 30, 2023 was $17,471 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of September 30, 2023, the amount of unvested compensation related to stock options was $39,105 which will be recorded as an expense in future periods as the options vest. During the three months ended September 30, 2023, the Company issued 50,180 net shares of common stock upon the exercise of options underlying 319,550 shares of common stock.

The following table presents the information regarding stock options outstanding and exercisable as of September 30, 2023:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	2.18	225,000
0.77	25,000	0.88	25,000
0.80	16,000	1.89	16,000
0.90	15,000	1.85	15,000
1.00	15,000	1.44	15,000
1.05	305,000	2.90	305,000
1.09	40,000	2.65	40,000
1.10	105,000	1.75	105,000
1.20	274,000	3.80	274,000
1.59	25,000	4.61	25,000
2.10	238,767	8.36	238,767
2.13	216,708	7.14	216,708
2.15	200,000	9.20	200,000
2.17	35,955	7.62	29,962
2.19	5,000	8.31	2,916
2.40	302,833	5.13	302,833
2.43	61,250	7.68	56,250
2.45	98,000	6.85	98,000
2.49	78,435	6.67	77,314
2.50	20,000	5.63	20,000
2.64	30,882	7.85	23,162
2.67	33,194	7.97	24,896
2.99	8,000	6.62	8,000
3.13	208,000	6.12	208,000
3.50	8,000	6.37	8,000
Total	2,590,024		2,559,808

Restricted Common Stock

Prior to July 1, 2023, the Company issued 5,184,592 shares of restricted common stock to employees valued at $7,503,186, of which 2,427,309 shares have vested, 279,489 shares with fair value of $312,156 have been forfeited, and $4,479,369 has been recognized as an expense. The balance of the non-vested shares of restricted common stock was 2,477,794 at June 30, 2023, with an aggregate fair value of $2,711,661.

During the three months ended September 30, 2023, the Company issued an additional 105,000 shares of restricted stock to employees with an aggregate fair value of $185,800. Of this amount, 5,000 shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of these stock awards was $11,200 based on the market price of our common stock price of $2.24 per share on the date of grant, which will be amortized over the range of a three year vesting period. The remaining 100,000 shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP replaces the previous restricted stock compensation program for executives. It spans 5 years and is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

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

As the vesting of the 100,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $174,600, computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.19 to 2.51 years. The total fair value of restricted common stock vesting and expenses related to amortization of the fair value of the LTEBP program during the three months ended September 30, 2023 was $574,343 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of September 30, 2023, the amount of unvested compensation related to issuances of restricted common stock was $2,323,118, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date. When calculating net loss per share, the 2,436,605 shares are considered antidilutive and are excluded from that calculation.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2023	2,477,794	$2,711,661	$1.52
Granted	105,000	185,800	1.77
Vested	(146,189)	(574,343)	2.06
Forfeited	—	—	—
Non-vested, September 30, 2023	2,436,605	$2,323,118	$1.50

Common Stock Repurchases

Effective as of February 9, 2021, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2021 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The Compensation Committee of our Board of Directors subsequently approved the extension of the repurchases under the same terms through the end of fiscal year 2024. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors. As of June 30, 2023, $151,095 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended September 30, 2023, the Company repurchased 18,603 shares of our common stock from employees at an average market price of approximately $2.48 per share for an aggregate amount of $46,135. As of September 30, 2023, $104,960 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

Note 5.  Acquisitions

FIZ

On September 28, 2022, Reprints Desk entered into an asset purchase agreement with FIZ Karlsruhe – Leibniz-Institut für Informationsinfrastruktur GmbH (“FIZ”). FIZ delivers STM content pursuant to various contracts with its customers through its AutoDoc platform. FIZ agreed to assign and transfer to Reprints Desk certain of these contracts effective January 1, 2023 (the “Sold Contracts”).

On September 30, 2022, Reprints Desk made a non-refundable payment of $297,450 (€300,000) (the “Base Amount”) as initial consideration for the asset purchase. As of September 30, 2023, Reprints Desk has paid $64,578 in contingent consideration for customers that have their Sold Contracts assumed by Reprints Desk in comparison to the trailing twelve months of revenue of all Sold Contracts (the “Base Amount Plus”). On September 30, 2023, $42,989 in contingent consideration was recorded for customers that placed an order and have consented to have their contract assumed by Reprints Desk (the “Bonus Amount”). As of September 30, 2023, $96,121 of Bonus Amount payments were made for the 2023 fiscal year. The Bonus Amount is based upon the collectable service fee that FIZ would have received from these customers. Contingent consideration for the Bonus Amount will continue to be paid in arrears through the quarter ending December 31, 2025.

The current contingent consideration for the Base Amount Plus and the Bonus Amount is recorded as a short-term liability on the balance sheet.  At September 30, 2023, the Base Amount, the Base Amount Plus and the Bonus Amount were recorded as intangible assets on the balance sheet with an estimated average useful life of 10 years.

ResoluteAI

On July 28, 2023, the Company acquired 100% of the outstanding stock of Resolute Innovation, Inc. (“ResoluteAI”), a Delaware corporation, an advanced search platform that equips organizations with search, discovery and knowledge management tools that are powered by artificial intelligence (“AI”) and neuro-linguistic programming (“NLP”) technologies.

The Company utilized the acquisition method of accounting for the acquisition in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to ResoluteAI’s tangible assets, identifiable intangible assets, and assumed liabilities at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of identified tangible and intangible assets has been recorded as goodwill.

The total  purchase consideration for ResoluteAI, net of cash acquired, was approximately $4.6 million. The consideration includes an initial payment of $2.7 million  and a contingent earnout that has a fair value of $1.9 million as of September 30, 2023. The contingent earnout payment will be based upon the product of three and one half multiplied by ending annual recurring revenue as of January 31, 2025 less the agreed upon Enterprise Value of $3.4 million.

The Company’s allocation of the purchase price at September 30, 2023 included $0.2 million of receivables, $0.1 million of other assets, $2.1 million of intangible assets and $3.2 million of goodwill. The intangible assets acquired are developed technology and customer relationships with estimated average useful lives of 8 to 10 years. The Company also assumed $0.2 million of payables, $0.6 million of deferred revenue and $0.2 million of other liabilities as part of the acquisition.

The preliminary allocation of purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of September 30, 2023, the Company has not completed its analysis for estimating the fair value of the assets acquired.

Note 6.  Contingencies

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

Note 7.  Subsequent Events

Subsequent to September 30, 2023, FCB informed the Company of certain defaults under the SVB LSA resulting from the Company’s violation of certain covenants regarding retaining operating cash with SVB, obtaining deposit account control agreements with respect to such accounts and failing to maintain the required adjusted quick ratio. The Company became aware of additional technical defaults following FCB’s outreach, and such defaults substantially related to the Company’s moves to promptly diversify its cash position following the collapse of Silicon Valley Bank in March of 2023. On November 14, 2023, the Company, Reprints Desk and FCB entered into a Fifth Amendment to Amended and Restated Loan and Security Agreement, Consent and Forbearance Agreement (the “Fifth Amendment”) pursuant to which, among other matters, FCB agreed to forbear from exercising its remedies under the SVB LSA in connection with the existing events of default, and agreed to waive the existing events of default provided the Company regains compliance with the adjusted quick ratio covenant and the operating accounts covenants by January 30, 2024, no other events of defaults have occurred and no forbearance termination events (as listed in the Fifth Amendment) have occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2023 and 2022 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with four wholly owned subsidiaries as of September 30, 2023: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

We provide two service offerings to our customers: cloud-based software-as-a-service (“SaaS”) research platforms (“Platforms”) typically sold via annual auto-renewing license agreements and the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via our core research Platform. When customers utilize the core research Platform to purchase Transactions it is packaged as a single solution that enables life science and other research-intensive organizations to accelerate their research and development activities with faster, access and management of STM articles used throughout the intellectual property development lifecycle. The Platforms typically deliver a ROI to the customer via more effectively managing Transaction costs and saving researchers time during the research process.

Platforms

Our cloud-based SaaS research Platforms consist of proprietary software and Internet-based interfaces sold to customers for an annual subscription fee. Legacy functionality allows customers to initiate orders, route orders for the lowest cost acquisition, manage transactions, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. Customers can also enhance the information resources they already own or license and collaborate around bibliographic information.

Additional functionality has recently been added to our Platforms in the form of interactive app-like components. An alternative to manual data filtering, identification and extraction, the apps are designed to gather, augment, and extract data across a variety of formats, including bibliographic citations, tables of contents, RSS feeds, PDF files, XML feeds, and web content. We continue to develop new apps in order to build an ecosystem of apps. Together, these apps will provide researchers with an “all in one” toolkit, delivering efficiencies in core research workflows and knowledge creation processes.

Our Platforms are deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platforms through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. The Platforms can also be configured to satisfy a customer’s individual preferences. We leverage our Platforms’ efficiencies in scalability, stability and development costs to fuel rapid innovation and competitive advantage.

Transactions

Our core research Platform provides our customers with a single source to the universe of published STM content that includes over 80 million existing STM articles and over one million newly published STM articles each year. STM content is sold to our customers on a transaction basis. Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users.

Our core research Platform allows customers to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour; in many cases under one minute. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes.

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

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We derive our revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platforms (Platforms) and the transactional sale of STM content managed, sourced and delivered through the Platform (Transactions).

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

Platforms

We charge a subscription fee that allows customers to access and utilize certain premium features of our Platforms. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec 31,
	2023	2023	2023	2022	2022	2022	2022	2021
Revenue:
Platforms	$2,600,192	$2,303,375	$2,249,632	$2,110,272	$2,019,967	$1,886,845	$1,786,224	$1,604,829
Transactions	7,460,779	7,656,342	8,092,794	6,606,394	6,664,676	6,675,164	6,971,128	6,267,458
Total revenue	10,060,971	9,959,717	10,342,426	8,716,666	8,684,643	8,562,009	8,757,352	7,872,287

Cost of revenue:
Platforms	382,615	275,110	268,630	253,073	230,473	240,214	219,051	231,668
Transactions	5,646,791	5,764,064	6,046,523	5,059,766	5,104,922	5,038,653	5,299,804	4,802,959
Total cost of revenue	6,029,406	6,039,174	6,315,153	5,312,839	5,335,395	5,278,867	5,518,855	5,034,627

Gross profit:
Platforms	2,217,577	2,028,265	1,981,002	1,857,199	1,789,494	1,646,631	1,567,173	1,373,161
Transactions	1,813,988	1,892,278	2,046,271	1,546,628	1,559,754	1,636,511	1,671,324	1,464,499
Total gross profit	4,031,565	3,920,543	4,027,273	3,403,827	3,349,248	3,283,142	3,238,497	2,837,660

Operating expenses:
Sales and marketing	685,016	455,030	642,624	666,608	521,216	691,368	543,496	518,357
Technology and product dev.	1,244,579	991,093	953,677	922,132	875,290	1,049,430	971,959	868,236
General and administrative	2,542,868	1,649,333	1,871,590	1,613,664	1,519,424	1,663,671	1,629,371	1,616,135
Depreciation and amortization	59,620	22,163	18,332	6,342	5,812	5,507	4,988	4,260
Stock-based comp. expense	591,814	585,384	480,458	608,703	175,361	225,501	399,234	300,539
Foreign currency transaction loss (gain)	6,620	(37,743)	(72,547)	(84,179)	72,516	91,279	29,394	11,982
Total operating expenses	5,130,517	3,665,260	3,894,134	3,733,270	3,169,619	3,726,756	3,578,442	3,319,509
Other income (expenses and income taxes)	110,909	120,463	103,703	73,913	34,936	5,347	(585)	264
Net income (loss)	(988,043)	375,746	236,842	(255,530)	214,565	(438,267)	(340,530)	(481,585)

Basic income (loss) per common share:
Net income (loss) per share	$(0.04)	$0.01	$0.01	$(0.01)	$0.01	$(0.02)	$(0.01)	$(0.02)
Basic weighted average common shares outstanding	27,052,445	26,981,813	26,929,314	26,816,550	26,718,171	26,576,054	26,512,195	26,351,947

Diluted income (loss) per common share:
Net income (loss) per share	$(0.04)	$0.01	$0.01	$(0.01)	$0.01	$(0.02)	$(0.01)	$(0.02)
Diluted weighted average common shares outstanding	27,052,445	30,058,791	29,791,719	26,815,550	27,779,841	26,576,054	26,512,195	26,351,947

Comparison of the Three Months Ended September 30, 2023 and 2022

Results of Operations

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

Revenue:
Platforms	$2,600,192	$2,019,967	$580,225	28.7%
Transactions	7,460,779	6,664,676	796,103	11.9%
Total revenue	10,060,971	8,684,643	1,376,328	15.8%

Cost of revenue:
Platforms	382,615	230,473	152,142	66.0%
Transactions	5,646,791	5,104,922	541,869	10.6%
Total cost of revenue	6,029,406	5,335,395	694,011	13.0%

Gross profit:
Platforms	2,217,577	1,789,494	428,083	23.9%
Transactions	1,813,988	1,559,754	254,234	16.3%
Total gross profit	4,031,565	3,349,248	682,317	20.4%

Operating expenses:
Sales and marketing	685,016	521,216	163,800	31.4%
Technology and product development	1,244,579	875,290	369,289	42.2%
General and administrative	2,542,868	1,519,424	1,023,444	67.4%
Depreciation and amortization	59,620	5,812	53,808	925.8%
Stock-based compensation expense	591,814	175,361	416,453	237.5%
Foreign currency transaction loss (gain)	6,620	72,516	(65,896)	(90.9)%
Total operating expenses	5,130,517	3,169,619	1,960,898	61.9%

Income (loss) from operations	(1,098,952)	179,629	(1,278,581)	(711.8)%

Other income	140,311	39,069	101,242	259.1%

Income (loss) from operations before provision for income taxes	(958,641)	218,698	(1,177,339)	(538.3)%
Provision for income taxes	(29,402)	(4,133)	(25,269)	(611.4)%

Net income (loss)	$(988,043)	$214,565	(1,202,608)	(560.5)%

Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue:
Platforms	$2,600,192	$2,019,967	$580,225	28.7%
Transactions	7,460,779	6,664,676	796,103	11.9%
Total revenue	$10,060,971	$8,684,643	$1,376,328	15.8%

Total revenue increased $1,376,328, or 15.8%, for the three months ended September 30, 2023 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$580,225

Increased due to additional deployments to new and existing customers, expansion from existing customers and additional sales from the ResoluteAI transaction. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↑	$796,103	Increased primarily due to organic higher paid order volume, including additional paid order volume due to the FIZ asset acquisition.

Cost of Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Cost of Revenue:
Platforms	$382,615	$230,473	$152,142	66.0%
Transactions	5,646,791	5,104,922	541,869	10.6%
Total cost of revenue	$6,029,406	$5,335,395	$694,011	13.0%

	Three Months Ended
	September 30,
	2023	2022	% Change *
As a percentage of revenue:
Platforms	14.7%	11.4%	3.3%
Transactions	75.7%	76.6%	(0.9)%
Total	59.9%	61.4%	(1.5)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 1.5%, from 61.4% for the previous year to 59.9%, for the three months ended September 30, 2023.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↑	3.3%	Increased primarily due to proportionally greater hosting costs from ResoluteAI.
Transactions	↓	0.9%	Decreased primarily due to proportionally lower personnel costs.

Gross Profit

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Gross Profit:
Platforms	$2,217,577	$1,789,494	$428,083	23.9%
Transactions	1,813,988	1,559,754	254,234	16.3%
Total gross profit	$4,031,565	$3,349,248	$682,317	20.4%

	Three Months Ended
	September 30,
	2023	2022	% Change*
As a percentage of revenue:
Platforms	85.3%	88.6%	(3.3)%
Transactions	24.3%	23.4%	0.9%
Total	40.1%	38.6%	1.5%
*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Operating Expenses:
Sales and marketing	$685,016	$521,216	$163,800	31.4%
Technology and product development	1,244,579	875,290	369,289	42.2%
General and administrative	2,542,868	1,519,424	1,023,444	67.4%
Depreciation and amortization	59,620	5,812	53,808	925.8%
Stock-based compensation expense	591,814	175,361	416,453	237.5%
Foreign currency transaction loss	6,620	72,516	(65,896)	(90.9)%
Total operating expenses	$5,130,517	$3,169,619	$1,960,898	61.9%

Category	Impact		Key Drivers
Sales and marketing	↑	$163,800	Increased primarily due to greater personnel costs and marketing discretionary spend partially offset by lower consulting expenses.
Technology and product development	↑	$369,289	Increased due to greater software development personnel costs, primarily from the onboarding personnel from ResoluteAI, partially offset by lower consulting expenses.
General and administrative	↑	$1,023,444

Increased due to greater legal expenses and personnel costs partially offset by lower consulting expenses. Greater legal expenses include proxy-related and acquisition-related costs. Greater personnel costs include separation costs paid to a former officer as result of the resolution of the proxy matter.

Net Income (Loss)

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net Income (Loss):
Net income (loss):	$(988,043)	$214,565	$(1,202,608)	(560.5)%

Net income decreased $1,202,608 or 560.5%, for the three months ended September 30, 2023 compared to the prior year, primarily due to increased operating expenses, partially offset by increased gross profit as described above.

Liquidity and Capital Resources

	Three Months Ended September 30,
	2023	2022
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(755,571)	$108,879
Net cash used in investing activities	(2,752,078)	(301,131)
Net cash provided by (used in) financing activities	(156,325)	(18,062)

Effect of exchange rate changes	705	(5,172)
Net decrease in cash and cash equivalents	(3,663,269)	(215,486)
Cash and cash equivalents, beginning of period	13,545,333	10,603,175
Cash and cash equivalents, end of period	$9,882,064	$10,387,689

Liquidity

As of September 30, 2023, we had cash and cash equivalents of $9,882,064, compared to $13,545,333 as of June 30, 2023, a decrease of $3,663,269. This decrease was primarily due to cash used in investing activities.

Operating Activities

Net cash used in operating activities was $755,571 for the three months ended September 30, 2023 and resulted primarily from a decrease in deferred revenue of $646,830 and an increase in accounts receivable of $112,965.

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

Investing Activities

Net cash used in investing activities was $2,752,078 for the three months ended September 30, 2023 and resulted primarily from the payment for the ResoulteAI acquisition of $2,718,253.

Net cash used in investing activities was $301,131 for the three months ended September 30, 2022 and resulted primarily from the payment for non-refundable deposit for the FIZ asset acquisition of $297,450.

Financing Activities

Net cash used in financing activities was $156,325 for the three months ended September 30, 2023 and resulted from the payment of contingent acquisition consideration of $110,190 and the repurchase of common stock of $74,556.

Net cash used in financing activities was $18,062 for the three months ended September 30, 2022 and resulted from the repurchase of common stock of $18,062.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of September 30, 2023. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 9.5% as of September 30, 2023. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of September 30, 2023 and June 30, 2023, respectively. As of September 30, 2023, there was approximately $2,355,000 of available credit. On March 27, 2023, First Citizens BancShares, Inc. (“FCB”) entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase all of the assets and liabilities of SVB. We have confirmed that the Loan and Security Agreement remains in effect post this transaction and that, we continue to have access to the revolving line of credit.

SVB Bridge Bank agreed that we can lower our cash balance threshold requirement associated with the SVB LSA, reducing the required balances of its and its subsidiaries’ primary operating and other accounts with SVB, and we continue to evaluate the SVB LSA. We have established additional banking relationships with Bank of America, N.A. and PNC Bank, N.A. At September 30, 2023, we held cash at Bank of America, N.A. of $1,516,191 and at PNC Bank, N.A. of $3,496,791.

Subsequent to September 30, 2023, FCB informed us of certain defaults under the SVB LSA resulting from our violation of certain covenants regarding retaining operating cash with SVB, obtaining deposit account control agreements with respect to such accounts and failing to maintain the required adjusted quick ratio. We became aware of additional technical defaults following FCB’s outreach, and such defaults substantially related to our moves to promptly diversify its cash position following the collapse of Silicon Valley Bank in March of 2023. On November 14, 2023, we entered into a Fifth Amendment to Amended and Restated Loan and Security Agreement, Consent and Forbearance Agreement (the “Fifth Amendment”) with FCB, pursuant to which, among other matters, FCB agreed to forbear from exercising its remedies under the SVB LSA in connection with the existing events of default, and agreed to waive the existing events of default provided we regain compliance with the adjusted quick ratio covenant and the operating accounts covenants by January 30, 2024, no other events of defaults have occurred and no forbearance termination events (as listed in the Fifth Amendment) have occurred.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	$ Change
Net income (loss)	$(988,043)	$214,565	$(1,202,608)
Add (deduct):
Other (income) expense	(140,311)	(39,069)	(101,242)
Foreign currency transaction loss (gain)	6,620	72,516	(65,896)
Provision for income taxes	29,402	4,133	25,269
Depreciation and amortization	59,620	5,812	53,808
Stock-based compensation	591,814	175,361	416,453
Adjusted EBITDA	$(440,898)	$433,318	$(874,216)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of February 9, 2021, the Compensation Committee of our Board of Directors authorized the repurchase, during calendar year 2021 on the last day of each trading window and otherwise in accordance with our insider trading policies, of up to $400,000 of outstanding common stock (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards. The Compensation Committee of our Board of Directors subsequently approved the extension of the repurchases under the same terms through the end of fiscal year 2024. The actual number of shares repurchased will be determined by applicable employees in their discretion, and will depend on their evaluation of market conditions and other factors. As of June 30, 2023, $151,095 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended September 30, 2023, we repurchased 18,603 shares of our common stock from employees at an average market price of approximately $2.48 per share for an aggregate amount of $46,135. As of September 30, 2023, $104,960 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
July 1-31, 2023	—	—	—	$151,095
August 1-31, 2023	—	—	—	$151,095
September 1-30, 2023	18,603	$2.48	—	$104,960
Total	18,603	$2.48	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger by and among Reprints Desk, Inc., Research Solutions Acquisition Corp 1, Research Solutions, Inc., as Parent Guarantor, Resolute Innovation, Inc. and Shareholder Representative Services LLC dated as of July 28, 2023. (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2023.)

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
10.1

Cooperation Agreement, dated as of September 15, 2023, by and among Research Solutions, Inc., Peter Derycz, Bristol Investment Fund, Ltd., Bristol Capital Advisors, LLC and Paul Kessler. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 20, 2023.)

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: November 14, 2023		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: November 14, 2023		Chief Financial Officer (Principal Financial and Accounting Officer)