Form 10-Q
period 2023-12-31
Research Solutions, Inc.
filed 2024-02-12
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 5, 2024
Common Stock, $0.001 par value	32,620,507

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,
	2023	June 30,
	(unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$2,697,659	$13,545,333
Accounts receivable, net of allowance of $94,991 and $85,015, respectively	7,289,248	6,153,063
Prepaid expenses and other current assets	547,786	400,340
Prepaid royalties	1,081,578	1,202,678
Total current assets	11,616,271	21,301,414

Non-current assets:
Property and equipment, net of accumulated depreciation of $905,411 and $881,908, respectively	103,195	70,193
Intangible assets, net of accumulated amortization of $940,234 and $747,355, respectively ($10,806,487 provisional)	11,290,225	462,068
Goodwill (provisional)	16,451,937	—
Deposits and other assets	1,060	1,052
Total assets	$39,462,688	$21,834,727

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,862,829	$8,079,516
Deferred revenue	7,843,674	6,424,724
Total current liabilities	16,706,503	14,504,240

Non-current liabilities:
Contingent earnout liability	8,792,811	—
Total liabilities	25,499,314	14,504,240

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,619,598 and 29,487,508 shares issued and outstanding, respectively	32,620	29,487
Additional paid-in capital	37,607,895	29,941,873
Accumulated deficit	(23,564,320)	(22,522,649)
Accumulated other comprehensive loss	(112,821)	(118,224)
Total stockholders’ equity	13,963,374	7,330,487
Total liabilities and stockholders’ equity	$39,462,688	$21,834,727

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenue:
Platforms	$3,125,584	$2,110,272	$5,725,776	$4,130,239
Transactions	7,188,158	6,606,394	14,648,937	13,271,070
Total revenue	10,313,742	8,716,666	20,374,713	17,401,309

Cost of revenue:
Platforms	486,185	253,073	868,799	483,546
Transactions	5,343,755	5,059,766	10,990,546	10,164,688
Total cost of revenue	5,829,940	5,312,839	11,859,345	10,648,234
Gross profit	4,483,802	3,403,827	8,515,368	6,753,075

Operating expenses:
Selling, general and administrative	4,748,050	3,726,928	9,818,948	6,890,735
Depreciation and amortization	155,749	6,342	215,369	12,154
Total operating expenses	4,903,799	3,733,270	10,034,317	6,902,889

Loss from operations	(419,997)	(329,443)	(1,518,949)	(149,814)

Other income	376,426	74,695	516,737	113,764

Loss from operations before provision for income taxes	(43,571)	(254,748)	(1,002,212)	(36,050)
Provision for income taxes	(10,057)	(782)	(39,459)	(4,915)

Net loss	(53,628)	(255,530)	(1,041,671)	(40,965)

Other comprehensive income (loss):
Foreign currency translation	6,349	6,524	5,403	1,348
Comprehensive loss	$(47,279)	$(249,006)	$(1,036,268)	$(39,617)

Loss per common share:
Net loss per share, basic and diluted	$-	$(0.01)	$(0.04)	$-
Weighted average common shares outstanding, basic and diluted	28,092,945	26,816,550	27,564,404	26,767,360

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended December 31, 2023

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2023	29,624,085	$29,624	$30,487,415	$(23,510,692)	$(119,170)	$6,887,177

Fair value of vested stock options	—	—	44,243	—	—	44,243

Fair value of vested restricted common stock	275,000	275	530,988	—	—	531,263

Repurchase of common stock	(8,501)	(8)	(22,605)	—	—	(22,613)

Common stock issued for acquisition of Scite	2,729,014	2,729	6,546,905	—	—	6,549,634

Modification cost of accelerated vesting of restricted common stock	—	—	20,949	—	—	20,949

Net loss for the period	—	—	—	(53,628)	—	(53,628)

Foreign currency translation	—	—	—	—	6,349	6,349

Balance, December 31, 2023	32,619,598	$32,620	$37,607,895	$(23,564,320)	$(112,821)	$13,963,374

Balance, July 1, 2023	29,487,508	$29,487	$29,941,873	$(22,522,649)	$(118,224)	$7,330,487

Fair value of vested stock options	—	—	61,714	—	—	61,714

Fair value of vested restricted common stock	380,000	380	1,105,226	—	—	1,105,606

Repurchase of common stock	(27,104)	(27)	(68,721)	—	—	(68,748)

Common stock issued upon exercise of stock options	50,180	51	(51)	—	—	—

Common stock issued for acquisition of Scite	2,729,014	2,729	6,546,905	—	—	6,549,634

Modification cost of accelerated vesting of restricted common stock	—	—	20,949	—	—	20,949

Net loss for the period	—	—	—	(1,041,671)	—	(1,041,671)

Foreign currency translation	—	—	—	—	5,403	5,403

Balance, December 31, 2023	32,619,598	$32,620	$37,607,895	$(23,564,320)	$(112,821)	$13,963,374

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2023	2022

Cash flow from operating activities:
Net loss	$(1,041,671)	$(40,965)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	215,369	12,154
Fair value of vested stock options	61,714	301,737
Fair value of vested restricted common stock	1,105,606	482,327
Fair value of vested unrestricted common stock	—	68,272
Modification cost of accelerated vesting of restricted common stock	20,949	—
Changes in operating assets and liabilities:
Accounts receivable	(681,502)	8,159
Prepaid expenses and other current assets	(67,986)	(67,603)
Prepaid royalties	121,100	805,436
Accounts payable and accrued expenses	81,078	(974,931)
Deferred revenue	(241,545)	428,999
Net cash provided by (used in) operating activities	(426,888)	1,023,585

Cash flow from investing activities:
Purchase of property and equipment	(55,763)	(18,876)
Payment for acquisition of Resolute, net of cash acquired	(2,718,253)	—
Payment for acquisition of Scite, net of cash acquired	(7,305,493)	—
Payment for non-refundable deposit for asset acquisition	—	(297,450)
Net cash used in investing activities	(10,079,509)	(316,326)

Cash flow from financing activities:
Common stock repurchase	(68,748)	(48,729)
Payment of contingent acquisition consideration	(278,195)	—
Net cash used in financing activities	(346,943)	(48,729)

Effect of exchange rate changes	5,666	859
Net increase (decrease) in cash and cash equivalents	(10,847,674)	659,389
Cash and cash equivalents, beginning of period	13,545,333	10,603,175
Cash and cash equivalents, end of period	$2,697,659	$11,262,564

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$39,459	$4,915

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$36,364	$—

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2023 and 2022 (Unaudited)

Note 1.  Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries: Reprints Desk, Inc., (“Reprints Desk”) a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC., a Delaware Limited Liability Company, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

Nature of Business

We provide software and related services  to help research intensive organizations save time and money. We offer various software platforms (“Platform” or “Platforms”) that are typically sold to corporate, academic, government and individual researchers as cloud-based software-as-a-service (“SaaS”) via auto-renewing license agreements. Corporate, academic, and government customers typically sign up under annual agreements.  Individual researchers can sign up under an annual or a month-to-month agreement and are typically billed monthly. Our Platforms also facilitate the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via one or more of the research Platform solutions we provide. When one or more of the Platform solutions are used to purchase Transactions, customers pay for those transactions through monthly billing or via credit card for individual researchers. Our Platforms enable life science and other research-intensive organizations to accelerate their research and development activities  through our advanced discovery tools (i.e. search), tools to access and buy STM articles required to support their research (i.e. acquire), as well as tools that manage that content across the enterprise and on an individual basis (i.e. manage). The Platforms typically deliver an ROI to the customer by reducing the amount of time it takes a research organization to find, acquire and manage content, in addition to also driving down the ultimate cost per article over time.

Platforms

Our cloud-based SaaS Platforms consist of proprietary software and Internet-based interfaces sold to customers through an annual or monthly subscription fee. Legacy functionality falls into three areas.

Discover – These solutions facilitate search (discovery) across virtually all STM articles available.  The solutions we offer include free (basic) search solutions and advanced search tools like the Resolute.ai and scite.ai products.  These tools allow for searching and identifying relevant research and then purchasing that research through one of our other solutions.  In addition, these tools increasingly enable users to find insights in other datasets adjacent to STM content, such as Clinical Trial, Patent, Life Science & MedTech Regulatory information, Competitor and Technology landscape insights in addition to searching the customer’s internal datasets. The advanced search solutions are sold through a seat, enterprise, or individual license.

Acquire – Our Article Galaxy (AG) solution allows for research organizations to load their entitlements (subscriptions, discount or token packages, and their existing library of articles) and AG manages those entitlements in the background enabling the researchers to focus on acquiring articles they need quickly and efficiently at the lowest possible cost. When used in conjunction with our discovery Platforms, customers can initiate orders, route orders based on the lowest cost to acquire, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems.

Manage – Our References solution allows users to access the article inside the Platform including setting up personal folders or team folders and allows researchers to markup and take notes on the articles in a supported browser on a desktop or tablet.

We use Artificial Intelligence (“AI”) in several parts of the research workflow today and will continually add capability as we move forward. Today we offer an AI based recommendation engine in our Discover, Acquire, and Manage Platform solutions.  We also offer an AI based “assistant” in some of our solutions to allow the researcher to ask questions about articles, groups of articles (folders), and more. We also have the capability to provide full text search on STM content in the scite.ai Platform where the publisher gives us the rights to do so.

Using Resolute.ai and scite.ai technology, we plan to release several new Platform solutions to enhance the research workflows described above and add new solutions to support the analysis functions that exist in our typical customer base.

Our Platforms are deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platform through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. The Platform can also be configured to satisfy a customer’s individual preferences. We leverage our Platform efficiencies in scalability, stability and development costs to fuel rapid innovation and to gain a competitive advantage.

Transactions

We provide our researchers with a single source to the universe of published STM content that includes over 100 million existing STM articles and over 2 to 4 million newly published STM articles each year. STM content is sold to our customers on a per transaction basis. Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users and while they typically purchase the articles via one of our Platform solutions, we do have some customers that just order articles from us on behalf of end-users in their organizations.

Core to many of our Platform solutions is providing our customers with ways to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour; in most cases under one minute. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. While a vast majority of the articles are available in electronic form, the Company also has workflows to deliver older paper-based articles through relationships we have built with libraries around the world.

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

Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $447,269 and $1,760,323 at December 31, 2023 and June 30, 2023, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and six months ended December 31, 2023 and 2022.

The Company has no customers that accounted for greater than 10% of accounts receivable at December 31, 2023 and June 30, 2023.

The following table summarizes vendor concentrations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Vendor A	26%	21%	25%	21%
Vendor B	10%	13%	11%	12%

Revenue Recognition

The Company accounts for revenue in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	December 31,
	2023		2022
United States	$6,070,189	58.9%	$5,061,779	58.1%
Europe	3,301,660	32.0%	2,963,155	34.0%
Rest of World	941,893	9.1%	691,732	7.9%
Total	$10,313,742	100%	$8,716,666	100%

	Six Months Ended
	December 31,
	2023		2022
United States	$11,931,113	58.6%	$10,104,860	58.1%
Europe	6,457,252	31.7%	5,972,746	34.3%
Rest of World	1,986,348	9.7%	1,323,703	7.6%
Total	$20,374,713	100%	$17,401,309	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	As of December 31, 2023		As of June 30, 2023
United States	$3,989,404	54.7%	$3,727,977	60.6%
Europe	2,317,166	31.8%	1,763,044	28.7%
Rest of World	982,678	13.5%	662,042	10.8%
Total	$7,289,248	100%	$6,153,063	100%

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

Intangible Assets

Amortizable finite-lived identifiable intangible assets consist of a developed technology and customer relationships acquired in the acquisition of ResoluteAI effective July 28, 2023 and Scite effective December 1, 2023 (See Note 5), and are stated at cost less accumulated amortization. The developed technology and customer relationships are being amortized over the estimated average useful lives of 3 to 10 years. The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. As of December 31, 2023, the Company determined there were no indicators of impairment of its intangible assets.

Goodwill

Goodwill consists of the excess of the cost of ResoluteAI and Scite (see Note 5) over the fair value of amounts assigned to assets acquired and liabilities assumed. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment testing for its reporting units on June 30 of each fiscal year.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to gains of $13,738 and $84,179 for the three months ended December 31, 2023 and 2022, respectively and gains of $7,118 and $11,663 for the six months ended December 31, 2023 and 2022, respectively. Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $447,269 and $1,760,323 at December 31, 2023 and June 30, 2023, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Six Months Ended		Year Ended
	December 31,		June 30,
	2023	2022	2023	2022
Period end Euro : US Dollar exchange rate	1.10	1.07	1.09	1.05
Average period Euro : US Dollar exchange rate	1.08	1.01	1.05	1.13

Period end GBP : US Dollar exchange rate	1.27	1.21	1.27	1.21
Average period GBP : US Dollar exchange rate	1.25	1.17	1.20	1.34

Period end Mexican Peso : US Dollar exchange rate	0.06	0.05	0.06	0.05
Average period Mexican Peso : US Dollar exchange rate	0.06	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At December 31, 2023 potentially dilutive securities include options to acquire 2,847,958 shares of common stock and unvested restricted common stock of 2,679,224. At December 31, 2022 potentially dilutive securities include options to acquire 3,070,224 shares of common stock and unvested restricted common stock of 2,300,283. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the three and six months ended December 31, 2023 and 2022 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning July 1, 2023, and early adoption is permitted. The Company adopted this standard effective July 1, 2023, and there was no material impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2023. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and

5.0%. The interest rate on the line of credit was 9.5% as of December 31, 2023. The line of credit is secured by the Company’s consolidated assets.

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

There were no outstanding borrowings under the line as of December 31, 2023 and June 30, 2023, respectively. As of December 31, 2023, there was approximately $2,426,000 of available credit. On March 27, 2023, First Citizens BancShares, Inc. (“FCB”) entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase all of the assets and liabilities of SVB. The Company has confirmed that the Loan and Security Agreement remains in effect post this transaction and that, it continues to have access to the revolving line of credit.

SVB Bridge Bank agreed that the Company can lower its cash balance threshold requirement associated with the SVB LSA, reducing the required balances of its and its subsidiaries’ primary operating and other accounts with SVB, and the Company continues to evaluate the SVB LSA. The Company has established additional banking relationships with Bank of America, N.A. and PNC Bank, N.A. At December 31, 2023, the Company held cash at Bank of America, N.A. of $124,044 and at PNC Bank, N.A. of $136,730.

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

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of December 31, 2023, there were 857,993 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2023	2,909,574	$1.87	2,865,593	$1.86	43,981	$2.47
Granted	257,934	2.73	—	—	257,934	2.73
Options vesting	—	—	26,137	2.44	(26,137)	2.44
Exercised	(319,550)	2.03	(319,550)	2.03	—	—
Forfeited	—	—	—	—	—	—
Outstanding at December 31, 2023	2,847,958	$1.93	2,572,180	$1.84	275,778	$2.72

The weighted average remaining contractual life of all options outstanding as of December 31, 2023 was 5.53 years. The remaining contractual life for options vested and exercisable at December 31, 2023 was 5.07 years. Furthermore, the aggregate intrinsic value of options outstanding as of December 31, 2023 was $2,076,104, and the aggregate intrinsic value of options vested and exercisable as of December 31, 2023 was $2,073,707, in each case based on the fair value of the Company’s common stock on December 31, 2023.

During the six months ended December 31, 2023, the Company granted 257,934 options to directors with a fair value of $340,473 which amount will be amortized over the vesting period. The total fair value of options that vested during the six months ended December 31, 2023 was $61,714 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of December 31, 2023, the amount of unvested compensation related to stock options was $335,335 which will be recorded as an expense in future periods as the options vest. During the six months ended December 31, 2023, the Company issued 50,180 net shares of common stock upon the exercise of options underlying 319,550 shares of common stock.

The following table presents the information regarding stock options outstanding and exercisable as of December 31, 2023:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	1.93	225,000
0.77	25,000	0.63	25,000
0.80	16,000	1.64	16,000
0.90	15,000	1.59	15,000
1.00	15,000	1.19	15,000
1.05	305,000	2.65	305,000
1.09	40,000	2.40	40,000
1.10	105,000	1.50	105,000
1.20	274,000	3.55	274,000
1.59	25,000	4.36	25,000
2.10	238,767	8.11	238,767
2.13	216,708	6.88	216,708
2.15	200,000	8.95	200,000
2.17	35,955	7.36	32,958
2.19	5,000	8.05	3,333
2.40	302,833	4.87	302,833
2.43	61,250	7.43	58,750
2.45	98,000	6.59	98,000
2.49	78,435	6.42	78,435
2.50	20,000	5.38	20,000
2.64	30,882	7.60	25,734
2.67	33,194	7.72	27,662
2.73	257,934	9.94	—
2.99	8,000	6.37	8,000
3.13	208,000	5.87	208,000
3.50	8,000	6.12	8,000
Total	2,847,958		2,572,180

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

During the six months ended December 31, 2023, the Company issued an additional 308,000 shares of restricted stock to employees with an aggregate fair value of $860,650. Of this amount, 130,000 shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of these stock awards was $352,450 based on the market price of our common stock ranging from $2.24 to $2.73 per share on the date of grant, which will be amortized over the range of a three year vesting period. The remaining 250,000 shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP replaces the previous restricted stock compensation program for executives. It spans 5 years and is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

•20% at a 30-day VWAP of $3.00 per share;

•20% at a 30-day VWAP of $3.75 per share;

•20% at a 30-day VWAP of $4.50 per share;

•20% at a 30-day VWAP of $5.25 per share; and

•20% at a 30-day VWAP of $6.00 per share.

Upon a change of control, vesting will accelerate with respect to that portion of the award that would vest if the target 30-day VWAP was achieved at the level above the per share price in such change of control transaction. For example, if we granted an award of 100,000 shares under the LTEBP, 20,000 shares would vest upon our stock price achieving a 30-day VWAP of $3.00 per share, and 20,000 shares would vest upon our stock price achieving a 30-day VWAP of $3.75 per share. If the per share price in a change of control transaction was $5.00 per share, vesting would accelerate for 40,000 shares under the same award (i.e. the number of shares that would vest for our stock price achieving a 30-day VWAP of $5.25 per share, pursuant to a tier round up provision in the Plan effective upon a change in control). As a condition to receiving awards under the LTEBP, recipients will be required to hold at least 75% of all vested shares during the term of their employment. Applicable target 30-day VWAPs must be achieved within 5 years following the grant of awards under the LTEBP, and all unvested awards under the LTEBP will be forfeited upon expiration of such 5-year period. Recipients will also forfeit unvested awards in the event their service with our company terminates for any reason.

As the vesting of the 250,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $508,200, computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 0.68 to 2.51 years. The total fair value of restricted common stock vesting and expenses related to amortization of the fair value of the LTEBP program during the six months ended December 31, 2023 was $1,126,555 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2023, the amount of unvested compensation related to issuances of restricted common stock was $2,445,756, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date. When calculating net loss per share, the 2,679,224 shares are considered antidilutive and are excluded from that calculation.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2023	2,477,794	$2,711,661	$1.52
Granted	380,000	860,650	2.26
Vested	(178,570)	(1,126,555)	2.08
Forfeited	—	—	—
Non-vested, December 31, 2023	2,679,224	$2,445,756	$1.59

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

During the six months ended December 31, 2023, the Company repurchased 27,104 shares of our common stock from employees at an average market price of approximately $2.54 per share for an aggregate amount of $68,748. As of December 31, 2023, $82,347 remains under the current authorization to repurchase our outstanding common stock from our employees.

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

On September 30, 2022, Reprints Desk made a non-refundable payment of $297,450 (€300,000) (the “Base Amount”) as initial consideration for the asset purchase. As of December 31, 2023, Reprints Desk has paid $64,578 in contingent consideration for customers that have their Sold Contracts assumed by Reprints Desk in comparison to the trailing twelve months of revenue of all Sold Contracts (the “Base Amount Plus”). As of December 31, 2023, $88,522 in contingent consideration was recorded for customers that placed an order and have consented to have their contract assumed by Reprints Desk (the “Bonus Amount”). As of December 31, 2023, $96,121 and $42,911 of Bonus Amount payments were made for the 2023 fiscal year and 2024 fiscal year, respectively. The Bonus Amount is based upon the collectable service fee that FIZ would have received from these customers. Contingent consideration for the Bonus Amount will continue to be paid in arrears through the quarter ending December 31, 2025.

The current contingent consideration for the Base Amount Plus and the Bonus Amount is recorded as a short-term liability on the balance sheet.  At December 31, 2023, the Base Amount, the Base Amount Plus and the Bonus Amount were recorded as intangible assets on the balance sheet with an estimated average useful life of 10 years.

ResoluteAI

On July 28, 2023, the Company acquired 100% of the outstanding stock of Resolute Innovation, Inc. (“ResoluteAI”), a Delaware corporation, an advanced search platform that equips organizations with search, discovery and knowledge management tools that are powered by artificial intelligence (“AI”) and neuro-linguistic programming (“NLP”) technologies.

The Company utilized the acquisition method of accounting for the acquisition in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to ResoluteAI’s tangible assets, identifiable intangible assets, and assumed liabilities at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of identified tangible and intangible assets has been recorded as provisional goodwill.

The total  purchase consideration for ResoluteAI, net of cash acquired, was approximately $4.6 million. The consideration includes an initial payment of $2.7 million  and a contingent earnout that has a fair value of $1.6 million as of December 31, 2023. The contingent earnout payment will be based upon the product of three and one half multiplied by ending annual recurring revenue as of January 31, 2025 less the agreed upon Enterprise Value of $3.4 million.

The Company’s allocation of the purchase price at December 31, 2023 included $0.2 million of receivables, $0.1 million of other assets, $2.1 million of provisional intangible assets and $3.2 million of provisional goodwill. The intangible assets acquired are developed technology and customer relationships with estimated average useful lives of 8 to 10 years. The Company also assumed $0.2 million of payables, $0.6 million of deferred revenue and $0.2 million of other liabilities as part of the acquisition.

The preliminary allocation of purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. As of December 31, 2023, the Company has not completed its analysis for estimating the fair value of the assets acquired and liabilities assumed.

Scite

On December 1, 2023, the Company acquired 100% of the outstanding stock of Scite, Inc. a Delaware corporation (“Scite”), a platform for discovering and evaluating scientific articles via Smart Citations. Smart Citations allow users to see how a publication has been cited by providing the context of the citation and a classification describing whether it allows for supporting or contrasting evidence for the cited claim.

The total  purchase consideration for Scite, net of cash acquired, was approximately $20.9 million. The consideration includes an initial payment of $7.2 million in cash, $6.3 million in stock, a holdback of $0.2 million and a contingent earnout that has a fair value of $7.2 million as of December 31, 2023.

The Company’s allocation of the purchase price at December 31, 2023 included $0.1 million of receivables, $8.9 million of provisional intangible assets and $13.1 million of provisional goodwill. The intangible assets acquired are developed technology and customer relationships with estimated average useful lives of 3 to 10 years. The Company also assumed $1.2 million of deferred revenue as part of the acquisition.

The preliminary allocation of purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. As of December 31, 2023, the Company has not completed its analysis for estimating the fair value of the assets acquired and liabilities assumed.

The following sets out the unaudited pro forma operating results for the three and six months ended December 31, 2023 and 2022 for the Company had the acquisition occurred as of July 1, 2022. These amounts include amortization of intangible assets:

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months ended December 31,		Six Months ended December 31,
	2023	2022	2023	2022

Revenue	$11,033,441	$8,793,998	$21,834,349	$17,663,493
Cost of revenue	5,877,494	5,363,807	11,967,550	10,742,750
Gross profit	5,155,947	3,430,191	9,866,799	6,920,743

Total operating expenses	5,524,052	4,031,029	11,197,427	7,461,089

Loss from operations	(368,105)	(600,838)	(1,330,628)	(540,346)

Other income	376,426	74,695	516,737	113,764

Income (loss) from operations before provision for income taxes	8,321	(526,143)	(813,891)	(426,582)
Provision for income taxes	(10,057)	(782)	(39,459)	(4,915)

Pro Forma Net loss	$(1,736)	$(526,925)	$(853,350)	$(431,497)
Pro Forma Net loss per weighted average share, basic and diluted	$-	$(0.02)	$(0.03)	$(0.02)

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

Note 7.  Subsequent Events

On January 5, 2024, the Company issued 909 net shares of common stock upon the exercise of stock options underlying 7,500 shares of common stock on a cashless basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of December 31, 2023: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC., a Delaware Limited Liability Company, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

We provide software and related services  to help research intensive organizations save time and money. We offer various software platforms (“Platform” or “Platforms”) that are typically sold to corporate, academic, government and individual researchers as cloud-based software-as-a-service (“SaaS”) via auto-renewing license agreements. Corporate, academic, and government customers typically sign up under annual agreements.  Individual researchers can sign up under an annual or a month-to-month agreement and are typically billed monthly. Our Platforms also facilitate the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via one or more of the research Platform solutions we provide. When one or more of the Platform solutions are used to purchase Transactions, customers pay for those transactions through monthly billing or via credit card for individual researchers. Our Platforms enable life science and other research-intensive organizations to accelerate their research and development activities  through our advanced discovery tools (i.e. search), tools to access and buy STM articles required to support their research (i.e. acquire), as well as tools that manage that content across the enterprise and on an individual basis (i.e. manage). The Platforms typically deliver an ROI to the customer by reducing the amount of time it takes a research organization to find, acquire and manage content, in addition to also driving down the ultimate cost per article over time.

Platforms

Our cloud-based SaaS Platforms consist of proprietary software and Internet-based interfaces sold to customers through an annual or monthly subscription fee. Legacy functionality falls into three areas.

Discover – These solutions facilitate search (discovery) across virtually all STM articles available.  The solutions we offer include free (basic) search solutions and advanced search tools like the Resolute.ai and scite.ai products. These tools allow for searching and identifying relevant research and then purchasing that research through one of our other solutions. In addition, these tools increasingly enable users to find insights in other datasets adjacent to STM content, such as Clinical Trial, Patent, Life Science & MedTech Regulatory information, Competitor and Technology landscape insights in addition to searching the customer’s internal datasets. The advanced search solutions are sold through a seat, enterprise, or individual license.

Acquire – Our Article Galaxy (AG) solution allows for research organizations to load their entitlements (subscriptions, discount or token packages, and their existing library of articles) and AG manages those entitlements in the background enabling the researchers to focus on acquiring articles they need quickly and efficiently at the lowest possible cost. When used in conjunction with our discovery Platforms, customers can initiate orders, route orders based on the lowest cost to acquire, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems.

Manage – Our References solution allows users to access the article inside the Platform including setting up personal folders or team folders and allows researchers to markup and take notes on the articles in a supported browser on a desktop or tablet.

We use Artificial Intelligence (“AI”) in several parts of the research workflow today and will continually add capability as we move forward. Today we offer an AI based recommendation engine in our Discover, Acquire, and Manage Platform solutions. We also offer an AI based “assistant” in some of our solutions to allow the researcher to ask questions about articles, groups of articles (folders), and more. We also have the capability to provide full text search on STM content in the scite.ai Platform where the publisher gives us the rights to do so.

Using Resolute.ai and scite.ai technology, we plan to release several new Platform solutions to enhance the research workflows described above and add new solutions to support the analysis functions that exist in our typical customer base.

Our Platforms are deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platform through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. The Platform can also be configured to satisfy a customer’s individual preferences. We leverage our Platform efficiencies in scalability, stability and development costs to fuel rapid innovation and to gain a competitive advantage.

Transactions

We provide our researchers with a single source to the universe of published STM content that includes over 100 million existing STM articles and over 2 to 4 million newly published STM articles each year. STM content is sold to our customers on a per transaction basis. Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users and while they typically purchase the articles via one of our Platform solutions, we do have some customers that just order articles from us on behalf of end-users in their organizations.

Core to many of our Platform solutions is providing our customers with ways to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour; in most cases under one minute. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of minutes. While a vast majority of the articles are available in electronic form, the Company also has workflows to deliver older paper-based articles through relationships we have built with libraries around the world.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2023	2023	2023	2023	2022	2022	2022	2022
Revenue:
Platforms	$3,125,584	$2,600,192	$2,303,375	$2,249,632	$2,110,272	$2,019,967	$1,886,845	$1,786,224
Transactions	7,188,158	7,460,779	7,656,342	8,092,794	6,606,394	6,664,676	6,675,164	6,971,128
Total revenue	10,313,742	10,060,971	9,959,717	10,342,426	8,716,666	8,684,643	8,562,009	8,757,352

Cost of revenue:
Platforms	486,185	382,615	275,110	268,630	253,073	230,473	240,214	219,051
Transactions	5,343,755	5,646,791	5,764,064	6,046,523	5,059,766	5,104,922	5,038,653	5,299,804
Total cost of revenue	5,829,940	6,029,406	6,039,174	6,315,153	5,312,839	5,335,395	5,278,867	5,518,855

Gross profit:
Platforms	2,639,399	2,217,577	2,028,265	1,981,002	1,857,199	1,789,494	1,646,631	1,567,173
Transactions	1,844,403	1,813,988	1,892,278	2,046,271	1,546,628	1,559,754	1,636,511	1,671,324
Total gross profit	4,483,802	4,031,565	3,920,543	4,027,273	3,403,827	3,349,248	3,283,142	3,238,497

Operating expenses:
Sales and marketing	804,927	685,016	455,030	642,624	666,608	521,216	691,368	543,496
Technology and product dev.	1,336,558	1,244,579	991,093	953,677	922,132	875,290	1,049,430	971,959
General and administrative	2,023,848	2,542,868	1,649,333	1,871,590	1,613,664	1,519,424	1,663,671	1,629,371
Depreciation and amortization	155,749	59,620	22,163	18,332	6,342	5,812	5,507	4,988
Stock-based comp. expense	596,455	591,814	585,384	480,458	608,703	175,361	225,501	399,234
Foreign currency transaction loss (gain)	(13,738)	6,620	(37,743)	(72,547)	(84,179)	72,516	91,279	29,394
Total operating expenses	4,903,799	5,130,517	3,665,260	3,894,134	3,733,270	3,169,619	3,726,756	3,578,442
Other income (expenses and income taxes)	366,369	110,909	120,463	103,703	73,913	34,936	5,347	(585)
Net income (loss)	(53,628)	(988,043)	375,746	236,842	(255,530)	214,565	(438,267)	(340,530)

Basic income (loss) per common share:
Net income (loss) per share	$-	$(0.04)	$0.01	$0.01	$(0.01)	$0.01	$(0.02)	$(0.01)
Basic weighted average common shares outstanding	28,092,945	27,052,445	26,981,813	26,929,314	26,816,550	26,718,171	26,576,054	26,512,195

Diluted income (loss) per common share:
Net income (loss) per share	$-	$(0.04)	$0.01	$0.01	$(0.01)	$0.01	$(0.02)	$(0.01)
Diluted weighted average common shares outstanding	28,092,945	27,052,445	30,058,791	29,791,719	26,815,550	27,779,841	26,576,054	26,512,195

Comparison of the Three and Six Months Ended December 31, 2023 and 2022

Results of Operations

	Three Months Ended December 31,
	2023	2022	$ Change	% Change

Revenue:
Platforms	$3,125,584	$2,110,272	$1,015,312	48.1%
Transactions	7,188,158	6,606,394	581,764	8.8%
Total revenue	10,313,742	8,716,666	1,597,076	18.3%

Cost of revenue:
Platforms	486,185	253,073	233,112	92.1%
Transactions	5,343,755	5,059,766	283,989	5.6%
Total cost of revenue	5,829,940	5,312,839	517,101	9.7%

Gross profit:
Platforms	2,639,399	1,857,199	782,200	42.1%
Transactions	1,844,403	1,546,628	297,775	19.3%
Total gross profit	4,483,802	3,403,827	1,079,975	31.7%

Operating expenses:
Sales and marketing	804,927	666,608	138,319	20.7%
Technology and product development	1,336,558	922,132	414,426	44.9%
General and administrative	2,023,848	1,613,664	410,184	25.4%
Depreciation and amortization	155,749	6,342	149,407	2,355.8%
Stock-based compensation expense	596,455	608,703	(12,248)	(2.0)%
Foreign currency transaction gain	(13,738)	(84,179)	70,441	83.7%
Total operating expenses	4,903,799	3,733,270	1,170,529	31.4%

Loss from operations	(419,997)	(329,443)	(90,554)	(27.5)%

Other income	376,426	74,695	301,731	404.0%

Loss from operations before provision for income taxes	(43,571)	(254,748)	211,177	82.9%
Provision for income taxes	(10,057)	(782)	(9,275)	(1,186.1)%

Net loss	$(53,628)	$(255,530)	201,902	79.0%

	Six Months Ended December 31,
	2023	2022	$ Change	% Change

Revenue:
Platforms	$5,725,776	$4,130,239	$1,595,537	38.6%
Transactions	14,648,937	13,271,070	1,377,867	10.4%
Total revenue	20,374,713	17,401,309	2,973,404	17.1%

Cost of revenue:
Platforms	868,799	483,546	385,253	79.7%
Transactions	10,990,546	10,164,688	825,858	8.1%
Total cost of revenue	11,859,345	10,648,234	1,211,111	11.4%

Gross profit:
Platforms	4,856,977	3,646,693	1,210,284	33.2%
Transactions	3,658,391	3,106,382	552,009	17.8%
Total gross profit	8,515,368	6,753,075	1,762,293	26.1%

Operating expenses:
Sales and marketing	1,489,943	1,187,824	302,119	25.4%
Technology and product development	2,581,137	1,797,422	783,715	43.6%
General and administrative	4,566,717	3,133,088	1,433,629	45.8%
Depreciation and amortization	215,369	12,154	203,215	1,672.0%
Stock-based compensation expense	1,188,269	784,064	404,205	51.6%
Foreign currency transaction gain	(7,118)	(11,663)	4,545	39.0%
Total operating expenses	10,034,317	6,902,889	3,131,428	45.4%

Loss from operations	(1,518,949)	(149,814)	(1,369,135)	913.9%

Other income	516,737	113,764	402,973	354.2%

Loss from operations before provision for income taxes	(1,002,212)	(36,050)	(966,162)	(2,680.1)%
Provision for income taxes	(39,459)	(4,915)	(34,544)	(702.8)%

Net loss	$(1,041,671)	$(40,965)	(1,000,706)	(2,442.8)%

Revenue

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Revenue:
Platforms	$3,125,584	$2,110,272	$1,015,312	48.1%
Transactions	7,188,158	6,606,394	581,764	8.8%
Total revenue	$10,313,742	$8,716,666	$1,597,076	18.3%

Total revenue increased $1,597,076, or 18.3%, for the three months ended December 31, 2023 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,015,312

Increased due to additional deployments to new and existing customers, expansion from existing customers and additional revenue from the ResoluteAI and Scite transactions. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year for commercial customers and monthly for individual subscribers, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↑	$581,764	Increased primarily due to organic higher paid order volume and additional paid order volume due to the FIZ asset acquisition.

	Six Months Ended December 31,
	2023	2022	$ Change	% Change
Revenue:
Platforms	$5,725,776	$4,130,239	$1,595,537	38.6%
Transactions	14,648,937	13,271,070	1,377,867	10.4%
Total revenue	$20,374,713	$17,401,309	$2,973,404	17.1%

Total revenue increased $2,973,404, or 17.1%, for the six months ended December 31, 2023 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,595,537

Increased due to additional deployments to new and existing customers, expansion from existing customers and additional revenue from the ResoluteAI and Scite transactions. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year for commercial customers and monthly for individual subscribers, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↑	$1,377,867	Increased primarily due to organic higher paid order volume and additional paid order volume due to the FIZ asset acquisition.

Cost of Revenue

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Cost of Revenue:
Platforms	$486,185	$253,073	$233,112	92.1%
Transactions	5,343,755	5,059,766	283,989	5.6%
Total cost of revenue	$5,829,940	$5,312,839	$517,101	9.7%

	Three Months Ended
	December 31,
	2023	2022	% Change *
As a percentage of revenue:
Platforms	15.6%	12.0%	3.6%
Transactions	74.3%	76.6%	(2.3)%
Total	56.5%	61.0%	(4.5)%

*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 4.5%, from 61% for the previous year to 56.5%, for the three months ended December 31, 2023.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↑	3.3%	Increased primarily due to proportionally greater hosting costs from ResoluteAI.
Transactions	↓	2.3%	Decreased primarily due to higher copyright margins.

	Six Months Ended December 31,
	2023	2022	$ Change	% Change
Cost of Revenue:
Platforms	$868,799	$483,546	$385,253	79.7%
Transactions	10,990,546	10,164,688	825,858	8.1%
Total cost of revenue	$11,859,345	$10,648,234	$1,211,111	11.4%

	Six Months Ended
	December 31,
	2023	2022	% Change *
As a percentage of revenue:
Platforms	15.2%	11.7%	3.5%
Transactions	75.0%	76.6%	(1.6)%
Total	58.2%	61.2%	(3.0)%

*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 3%, from 61.2% for the previous year to 58.2%, for the six months ended December 31, 2023.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↑	3.5%	Increased primarily due to proportionally greater hosting costs from ResoluteAI.
Transactions	↓	1.6%	Decreased primarily due to higher copyright margins.

Gross Profit

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Gross Profit:
Platforms	$2,639,399	$1,857,199	$782,200	42.1%
Transactions	1,844,403	1,546,628	297,775	19.3%
Total gross profit	$4,483,802	$3,403,827	$1,079,975	31.7%

	Three Months Ended
	December 31,
	2023	2022	% Change*
As a percentage of revenue:
Platforms	84.4%	88.0%	(3.6)%
Transactions	25.7%	23.4%	2.3%
Total	43.5%	39.0%	4.5%
*	The difference between current and prior period gross profit as a percentage of revenue

	Six Months Ended December 31,
	2023	2022	$ Change	% Change
Gross Profit:
Platforms	$4,856,977	$3,646,693	$1,210,284	33.2%
Transactions	3,658,391	3,106,382	552,009	17.8%
Total gross profit	$8,515,368	$6,753,075	$1,762,293	26.1%

	Six Months Ended
	December 31,
	2023	2022	% Change*
As a percentage of revenue:
Platforms	84.8%	88.3%	(3.5)%
Transactions	25.0%	23.4%	1.6%
Total	41.8%	38.8%	3.0%

*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Operating Expenses:
Sales and marketing	$804,927	$666,608	$138,319	20.7%
Technology and product development	1,336,558	922,132	414,426	44.9%
General and administrative	2,023,848	1,613,664	410,184	25.4%
Depreciation and amortization	155,749	6,342	149,407	2,355.8%
Stock-based compensation expense	596,455	608,703	(12,248)	(2.0)%
Foreign currency transaction gain	(13,738)	(84,179)	70,441	83.7%
Total operating expenses	$4,903,799	$3,733,270	$1,170,529	31.4%

Category	Impact		Key Drivers
Sales and marketing	↑	$138,319	Increased primarily due to greater personnel costs from the ResoluteAI and Scite transactions, partially offset by lower consulting expenses.
Technology and product development	↑	$414,426	Increased due to greater software development personnel costs, primarily from the onboarding personnel from ResoluteAI and Scite, but also due to organic growth in personnel cost.
General and administrative	↑	$410,184

Increased due to greater legal expenses and personnel costs, primarily from the onboarding of Resolute AI and Scite, partially offset by lower travel expenses. Greater legal expenses include proxy-related and acquisition-related costs.

	Six Months Ended December 31,
	2023	2022	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,489,943	$1,187,824	$302,119	25.4%
Technology and product development	2,581,137	1,797,422	783,715	43.6%
General and administrative	4,566,717	3,133,088	1,433,629	45.8%
Depreciation and amortization	215,369	12,154	203,215	1,672.0%
Stock-based compensation expense	1,188,269	784,064	404,205	51.6%
Foreign currency transaction gain	(7,118)	(11,663)	4,545	39.0%
Total operating expenses	$10,034,317	$6,902,889	$3,131,428	45.4%

Category	Impact		Key Drivers
Sales and marketing	↑	$302,119	Increased primarily due to greater personnel costs, including costs from the ResoluteAI and Scite transactions, and marketing discretionary spend partially offset by lower consulting expenses.
Technology and product development	↑	$783,715	Increased due to greater software development personnel costs, primarily from the onboarding personnel from ResoluteAI and Scite. ,but also due to organic growth in personnel cost.
General and administrative	↑	$1,433,629

Increased due to greater legal expenses and personnel costs, primarily from the onboarding of Resolute AI and Scite, partially offset by lower travel expenses. Greater legal expenses include proxy-related and acquisition-related costs. Greater personnel costs include separation costs paid to a former officer as result of the resolution of the proxy matter.

Net Income (Loss)

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Net Income (Loss):
Net income (loss):	$(53,628)	$(255,530)	$201,902	79.0%

Net loss decreased $255,530 or 79%, for the three months ended December 31, 2023 compared to the prior year, primarily due to gross profit, partially offset by increased operating expenses as described above.

	Six Months Ended December 31,
	2023	2022	$ Change	% Change
Net Income (Loss):
Net income (loss):	$(1,041,671)	$(40,965)	$(1,000,706)	(2,442.8)%

Net loss increased $1,000,706 or 2,442%, for the six months ended December 31, 2023 compared to the prior year, primarily due to increased operating expenses, partially offset by increased gross profit as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
	2023	2022
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(426,888)	$1,023,585
Net cash used in investing activities	(10,079,509)	(316,326)
Net cash used in financing activities	(346,943)	(48,729)

Effect of exchange rate changes	5,666	859
Net increase (decrease) in cash and cash equivalents	(10,847,674)	659,389
Cash and cash equivalents, beginning of period	13,545,333	10,603,175
Cash and cash equivalents, end of period	$2,697,659	$11,262,564

Liquidity

As of December 31, 2023, we had cash and cash equivalents of $2,697,659, compared to $13,545,333 as of June 30, 2023, a decrease of $10,847,674. This decrease was primarily due to cash used in investing activities.

Operating Activities

Net cash used in operating activities was $426,888 for the six months ended December 31, 2023 and resulted primarily from an increase in accounts receivable of $681,502 and an increase in deferred revenue of $241,545, partially offset by a decrease in prepaid royalties of $121,100.

Net cash provided by operating activities was $1,023,585 for the six months ended December 31, 2022 and resulted primarily from a decrease in prepaid royalties of $805,436, an increase in fair value of vested restricted common stock of $482,327 and an increase in deferred revenue of $428,999, partially offset by a decrease in accounts payable and accrued expenses of $974,931.

Investing Activities

Net cash used in investing activities was $10,079,509 for the six months ended December 31, 2023 and resulted primarily from the payment for the Scite acquisition of $7,305,493 and the payment for the ResoluteAI acquisition of $2,718,253.

Net cash used in investing activities was $316,326 for the six months ended December 31, 2022 and resulted primarily from the payment for non-refundable deposit for asset acquisition of $297,450.

Financing Activities

Net cash used in financing activities was $346,943 for the six months ended December 31, 2023 and resulted from the payment of contingent acquisition consideration of $278,195 and the repurchase of common stock of $68,748.

Net cash used in financing activities was $48,729 for the six months ended December 31, 2022 and resulted from the repurchase of common stock of $48,729.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matures on February 28, 2024, and is subject to certain financial and performance covenants with which we were in compliance as of December 31, 2023. Financial covenants include maintaining an adjusted quick ratio of unrestricted cash and net accounts receivable, divided by current liabilities plus debt less deferred revenue of at least 1.15 to 1.0. The line of credit bears interest at an annual rate equal to the greater of 1% above the prime rate and 5.0%. The interest rate on the line of credit was 9.5% as of December 31, 2023. The line of credit was secured by our consolidated assets.

There were no outstanding borrowings under the line as of December 31, 2023 and June 30, 2023, respectively. As of December 31, 2023, there was approximately $2,426,000 of available credit. On March 27, 2023, First Citizens BancShares, Inc. (“FCB”) entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase all of the assets and liabilities of SVB. We have confirmed that the Loan and Security Agreement remains in effect post this transaction and that, we continue to have access to the revolving line of credit.

SVB Bridge Bank agreed that we can lower our cash balance threshold requirement associated with the SVB LSA, reducing the required balances of its and its subsidiaries’ primary operating and other accounts with SVB, and we continue to evaluate the SVB LSA. We have established additional banking relationships with Bank of America, N.A. and PNC Bank, N.A. At December 31, 2023, we held cash at Bank of America, N.A. of $124,044 and at PNC Bank, N.A. of $136,730.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,
	2023	2022	$ Change
Net income (loss)	$(53,628)	$(255,530)	$201,902
Add (deduct):
Other (income) expense	(376,426)	(74,695)	(301,731)
Foreign currency transaction loss (gain)	(13,738)	(84,179)	70,441
Provision for income taxes	10,057	782	9,275
Depreciation and amortization	155,749	6,342	149,407
Stock-based compensation	596,455	608,703	(12,248)
Adjusted EBITDA	$318,469	$201,423	$117,046

	Six Months Ended
	December 31,
	2023	2022	$ Change
Net income (loss)	$(1,041,671)	$(40,965)	$(1,000,706)
Add (deduct):
Other (income) expense	(516,737)	(113,764)	(402,973)
Foreign currency transaction loss (gain)	(7,118)	(11,663)	4,545
Provision for income taxes	39,459	4,915	34,544
Depreciation and amortization	215,369	12,154	203,215
Stock-based compensation	1,188,269	784,064	404,205
Adjusted EBITDA	$(122,429)	$634,741	$(757,170)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2023, we repurchased 8,501 shares of our common stock from employees at an average market price of approximately $2.66 per share for an aggregate amount of $22,613. As of December 31, 2023, $82,347 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
October 1-31, 2023	—	—	—	$104,960
November 1-30, 2023	—	—	—	$104,960
December 1-31, 2023	8,501	$2.66	—	$82,347
Total	8,501	$2.66	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger by and among Reprints Desk, Inc., Research Solutions Acquisition Corp 1, Research Solutions, Inc., as Parent Guarantor, Resolute Innovation, Inc. and Shareholder Representative Services LLC dated as of July 28, 2023. (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2023.)

2.2

Agreement of Merger and Plan of Reorganization, by and among the Research Solutions, Inc., Research Solutions Acquisition 2, LLC, Scite, Inc., and the Stockholder Representative, dated as of November 24, 2023. (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on November 24, 2023.)

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: February 12, 2024		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: February 12, 2024		Chief Financial Officer (Principal Financial and Accounting Officer)