Form 10-Q
period 2024-03-31
Research Solutions, Inc.
filed 2024-05-13
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 3, 2024
Common Stock, $0.001 par value	32,282,039

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,
	2024	June 30,
	(unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$4,221,424	$13,545,333
Accounts receivable, net of allowance of $103,319 and $85,015, respectively	7,323,379	6,153,063
Prepaid expenses and other current assets	635,000	400,340
Prepaid royalties	1,004,790	1,202,678
Total current assets	13,184,593	21,301,414

Non-current assets:
Property and equipment, net of accumulated depreciation of $920,918 and $881,908, respectively	94,078	70,193
Intangible assets, net of accumulated amortization of $1,237,311 and $747,355, respectively ($10,527,713 provisional)	11,029,679	462,068
Goodwill (provisional)	16,493,763	—
Deposits and other assets	1,086	1,052
Total assets	$40,803,199	$21,834,727

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,011,868	$8,079,516
Deferred revenue	8,870,316	6,424,724
Total current liabilities	17,882,184	14,504,240

Non-current liabilities:
Contingent earnout liability	8,792,756	—
Total liabilities	26,674,940	14,504,240

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,281,424 and 29,487,508 shares issued and outstanding, respectively	32,281	29,487
Additional paid-in capital	37,695,960	29,941,873
Accumulated deficit	(23,488,019)	(22,522,649)
Accumulated other comprehensive loss	(111,963)	(118,224)
Total stockholders’ equity	14,128,259	7,330,487
Total liabilities and stockholders’ equity	$40,803,199	$21,834,727

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Revenue:
Platforms	$3,953,403	$2,249,632	$9,679,179	$6,379,871
Transactions	8,162,269	8,092,794	22,811,206	21,363,864
Total revenue	12,115,672	10,342,426	32,490,385	27,743,735

Cost of revenue:
Platforms	571,352	268,630	1,440,151	752,176
Transactions	6,062,388	6,046,523	17,052,934	16,211,211
Total cost of revenue	6,633,740	6,315,153	18,493,085	16,963,387
Gross profit	5,481,932	4,027,273	13,997,300	10,780,348

Operating expenses:
Selling, general and administrative	5,084,371	3,875,802	14,903,319	10,766,537
Depreciation and amortization	309,898	18,332	525,267	30,486
Total operating expenses	5,394,269	3,894,134	15,428,586	10,797,023

Income (loss) from operations	87,663	133,139	(1,431,286)	(16,675)

Other income	31,228	104,331	547,965	218,095

Income (loss) from operations before provision for income taxes	118,891	237,470	(883,321)	201,420
Provision for income taxes	(42,590)	(628)	(82,049)	(5,543)

Net income (loss)	76,301	236,842	(965,370)	195,877

Other comprehensive income (loss):
Foreign currency translation	858	(4,149)	6,261	(2,801)
Comprehensive income (loss)	$77,159	$232,693	$(959,109)	$193,076

Basic income (loss) per common share:
Net income (loss) per share	$-	$0.01	$(0.03)	$0.01
Weighted average common shares outstanding	30,020,652	26,929,314	28,377,199	26,820,557

Diluted income (loss) per common share:
Net income (loss) per share	$-	$0.01	$(0.03)	$0.01
Weighted average common shares outstanding	33,511,242	29,791,719	28,377,199	28,837,774

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2024

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2023	32,619,598	$32,620	$37,607,895	$(23,564,320)	$(112,821)	$13,963,374

Fair value of vested stock options	—	—	42,788	—	—	42,788

Fair value of vested restricted common stock	—	—	498,214	—	—	498,214

Forfeited restricted common stock	(200,000)	(200)	200	—	—	—

Repurchase of common stock	(159,044)	(159)	(453,117)	—	—	(453,276)

Common stock issued upon exercise of stock options	20,870	20	(20)	—	—	—

Net income for the period	—	—	—	76,301	—	76,301

Foreign currency translation	—	—	—	—	858	858

Balance, March 31, 2024	32,281,424	$32,281	$37,695,960	$(23,488,019)	$(111,963)	$14,128,259

Balance, July 1, 2023	29,487,508	$29,487	$29,941,873	$(22,522,649)	$(118,224)	$7,330,487

Fair value of vested stock options	—	—	104,502	—	—	104,502

Fair value of vested restricted common stock	380,000	380	1,603,440	—	—	1,603,820

Forfeited restricted common stock	(200,000)	(200)	200	—	—	—

Repurchase of common stock	(186,148)	(186)	(521,838)	—	—	(522,024)

Common stock issued upon exercise of stock options	71,050	71	(71)	—	—	—

Common stock issued for acquisition of Scite	2,729,014	2,729	6,546,905	—	—	6,549,634

Modification cost of accelerated vesting of restricted common stock	—	—	20,949	—	—	20,949

Net loss for the period	—	—	—	(965,370)	—	(965,370)

Foreign currency translation	—	—	—	—	6,261	6,261

Balance, March 31, 2024	32,281,424	$32,281	$37,695,960	$(23,488,019)	$(111,963)	$14,128,259

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2024	2023

Cash flow from operating activities:
Net income (loss)	$(965,370)	$195,877
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	525,267	30,486
Fair value of vested stock options	104,502	338,973
Fair value of vested restricted common stock	1,603,820	925,550
Fair value of vested unrestricted common stock	—	68,272
Modification cost of accelerated vesting of restricted common stock	20,949	—
Adjustment to contingent earnout liability	(268,287)	—
Changes in operating assets and liabilities:
Accounts receivable	(739,883)	(1,545,695)
Prepaid expenses and other current assets	(156,026)	(122,700)
Prepaid royalties	197,888	47,760
Accounts payable and accrued expenses	498,584	947,789
Deferred revenue	768,347	986,044
Net cash provided by operating activities	1,589,791	1,872,356

Cash flow from investing activities:
Purchase of property and equipment	(57,761)	(29,976)
Payment for acquisition of Resolute, net of cash acquired	(2,718,253)	—
Payment for acquisition of Scite, net of cash acquired	(7,305,493)	—
Payment for non-refundable deposit for asset acquisition	—	(297,450)
Net cash used in investing activities	(10,081,507)	(327,426)

Cash flow from financing activities:
Proceeds from the exercise of stock options	—	57,500
Common stock repurchase	(522,024)	(74,556)
Payment of contingent acquisition consideration	(314,960)	—
Net cash used in financing activities	(836,984)	(17,056)

Effect of exchange rate changes	4,791	1,850
Net increase (decrease) in cash and cash equivalents	(9,323,909)	1,529,724
Cash and cash equivalents, beginning of period	13,545,333	10,603,175
Cash and cash equivalents, end of period	$4,221,424	$12,132,899

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$82,049	$5,543

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$36,130	$144,384

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2024 and 2023 (Unaudited)

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

These estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities, assumptions made in valuing equity instruments issued for services or acquisitions, impairment related to intangible assets, useful lives of finite-lived intangible assets, realization of deferred tax assets and fair values of assets acquired and liabilities assumed in acquisitions including the resulting intangible assets.

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

Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $445,605 and $1,760,323 at March 31, 2024 and June 30, 2023, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three and nine months ended March 31, 2024 and 2023.

The Company has no customers that accounted for greater than 10% of accounts receivable at March 31, 2024 and June 30, 2023.

The following table summarizes vendor concentrations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Vendor A	27%	23%	26%	22%
Vendor B	10%	14%	10%	13%

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

Transactions

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. We recognize revenue from single article delivery services upon delivery to the customer provided all other revenue recognition criteria have been met. All articles are in PDF format and delivered to customers via various electronic methods. Each of these delivery methods is trackable, with ability to monitor such things as the date and time when the link was e-mailed and the time and IP address used to download the article.

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	March 31,
	2024		2023
United States	$7,289,260	60.2%	$5,892,424	57.0%
Europe	3,767,945	31.1%	3,530,469	34.1%
Rest of World	1,058,467	8.7%	919,533	8.9%
Total	$12,115,672	100%	$10,342,426	100%

	Nine Months Ended
	March 31,
	2024		2023
United States	$19,220,592	59.2%	$15,997,407	57.7%
Europe	10,225,116	31.5%	9,503,235	34.3%
Rest of World	3,044,677	9.4%	2,243,093	8.1%
Total	$32,490,385	100%	$27,743,735	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	As of March 31, 2024		As of June 30, 2023
United States	$3,940,160	53.8%	$3,727,977	60.6%
Europe	2,332,562	31.9%	1,763,044	28.7%
Rest of World	1,050,657	14.3%	662,042	10.8%
Total	$7,323,379	100%	$6,153,063	100%

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

Intangible Assets

Amortizable finite-lived identifiable intangible assets consist of a developed technology and customer relationships acquired in the acquisition of ResoluteAI effective July 28, 2023 and Scite effective December 1, 2023 (See Note 5), and are stated at cost less accumulated amortization. The developed technology and customer relationships are being amortized over the estimated average useful lives of 3 to 10 years. The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. As of March 31, 2024, the Company determined there were no indicators of impairment of its intangible assets.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to losses of $22,177 and $15,059 for the three and nine months ended March 31, 2024, respectively and gains of $72,547 and $84,210 for the three and nine months ended March 31, 2023, respectively. Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $445,605, and $1,760,323 at March 31, 2024 and June 30, 2023, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Nine Months Ended		Year Ended
	March 31,		June 30,
	2024	2023	2023	2022
Period end Euro : US Dollar exchange rate	1.08	1.09	1.09	1.05
Average period Euro : US Dollar exchange rate	1.08	1.03	1.05	1.13

Period end GBP : US Dollar exchange rate	1.26	1.24	1.27	1.21
Average period GBP : US Dollar exchange rate	1.26	1.19	1.20	1.34

Period end Mexican Peso : US Dollar exchange rate	0.06	0.05	0.06	0.05
Average period Mexican Peso : US Dollar exchange rate	0.06	0.05	0.05	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At March 31, 2024 potentially dilutive securities include options to acquire 2,790,625 shares of common stock and unvested restricted common stock of 1,966,291. At March 31, 2023 potentially dilutive securities include options to acquire 2,925,574 shares of common stock and unvested restricted common stock of 2,528,187. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the nine months ended March 31, 2024 because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the three months ended March 31, 2024 and for the three and nine months ended March 31, 2023, the calculation of diluted earnings per share include unvested restricted common stock, stock options and warrants, calculated under the treasury stock method.

Fair Value of Financial Instruments

Accounting standards require certain assets and liabilities to be reported at fair value in the financial statements and provide a framework for establishing that fair value.  Fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied. A fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

In November 2023, the FASB amended ASC No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” that includes requirements for interim segment disclosures and for entities operating under a single segment. The amendment is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods beginning after January 1, 2025 with early adoption permitted. The Company is currently assessing the impact of the adoption of ASU 2023-07 on its interim and annual disclosures.

In December 2023, the FASB amended ASC 740, Income Taxes (issued under Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures”). This ASU requires additional disclosures related to the rate reconciliation, income taxes paid and other amendments intended to enhance effectiveness and comparability. The amendment is effective for the Company beginning with its fiscal year 2025 annual disclosures. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its annual disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3.   Line of Credit

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matured on February 28, 2024 and was not renewed. There were no outstanding borrowings on the line of credit at maturity and all security interests and liens related to the Loan and Security Agreement have been released.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of March 31, 2024, there were 1,062,993 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

The majority of awards issued under the Plan vest immediately or over three years, with a one-year cliff vesting period and have a term of ten years. Stock-based compensation cost is measured at the grant date, based on the fair value of the awards that are ultimately expected to vest, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2023	2,909,574	$1.87	2,865,593	$1.86	43,981	$2.47
Granted	257,934	2.73	—	—	257,934	2.73
Options vesting	—	—	37,389	2.45	(37,389)	2.45
Exercised	(371,883)	2.00	(371,883)	2.00	—	—
Forfeited	(5,000)	2.67	(4,583)	2.67	(417)	2.67
Outstanding at March 31, 2024	2,790,625	$1.93	2,526,516	$1.84	264,109	$2.73

The weighted average remaining contractual life of all options outstanding as of March 31, 2024 was 5.32 years. The remaining contractual life for options vested and exercisable at March 31, 2024 was 4.87 years. Furthermore, the aggregate intrinsic value of options outstanding as of March 31, 2024 was $3,444,232, and the aggregate intrinsic value of options vested and exercisable as of March 31, 2024 was $3,329,619, in each case based on the fair value of the Company’s common stock on March 31, 2024.

During the nine months ended March 31, 2024, the Company granted 257,934 options to directors with a fair value of $340,473 which amount will be amortized over the vesting period. The total fair value of options that vested during the nine months ended March 31, 2024 was $104,502 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of March 31, 2024, the amount of unvested compensation related to stock options was $291,969 which will be recorded as an expense in future periods as the options vest. During the nine months ended March 31, 2024, the Company issued 71,050 net shares of common stock upon the exercise of options underlying 371,883 shares of common stock.

The following table presents the information regarding stock options outstanding and exercisable as of March 31, 2024:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	1.68	225,000
0.77	25,000	0.38	25,000
0.80	16,000	1.39	16,000
0.90	15,000	1.35	15,000
1.00	15,000	0.94	15,000
1.05	305,000	2.40	305,000
1.09	40,000	2.15	40,000
1.10	105,000	1.25	105,000
1.20	249,000	3.62	249,000
1.59	25,000	4.11	25,000
2.10	238,767	7.86	238,767
2.13	216,708	6.64	216,708
2.15	200,000	8.70	200,000
2.17	35,955	7.12	35,955
2.19	5,000	7.81	3,750
2.40	284,000	4.62	284,000
2.43	61,250	7.18	61,250
2.45	89,500	6.35	89,500
2.49	78,435	6.17	78,435
2.50	20,000	5.13	20,000
2.64	30,882	7.35	28,308
2.67	28,194	7.47	25,843
2.73	257,934	9.69	—
2.99	8,000	6.12	8,000
3.13	208,000	5.62	208,000
3.50	8,000	5.87	8,000
Total	2,790,625		2,526,516

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

During the nine months ended March 31, 2024, the Company issued an additional 380,000 shares of restricted stock to employees with an aggregate fair value of $860,650. Of this amount, 130,000 shares vest over a three-year period, with a one-year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of these stock awards was $352,450 based on the market price of our common stock ranging from $2.24 to $2.73 per share on the date of grant, which will be amortized over the range of a three-year vesting period. The remaining 250,000 shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP replaces the previous restricted stock compensation program for executives. It spans 5 years and is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

•20% at a 30-day VWAP of $3.00 per share (this vesting occurred on March 14, 2024);

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

As the vesting of the 250,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value, with the assistance of a valuation specialist, to be $508,200, computed using the Monte Carlo simulations on a binomial model with a derived service period ranging from 0.68 to 2.51 years. The total fair value of restricted common stock vesting and expenses related to amortization of the fair value of the LTEBP program during the nine months ended March 31, 2024 was $1,603,820 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of March 31, 2024, the amount of unvested compensation related to issuances of restricted common stock was $1,700,491, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date. When calculating net loss per share, the 1,966,291 shares are considered antidilutive and are excluded from that calculation.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2023	2,477,794	$2,711,661	$1.52
Granted	380,000	860,650	2.26
Vested	(691,503)	(1,603,820)	1.68
Forfeited	(200,000)	(268,000)	1.40
Non-vested, March 31, 2024	1,966,291	$1,700,491	$1.63

Common Stock Repurchases

Effective as of March 19, 2024, the Compensation Committee of our Board of Directors authorized the repurchase, on the last day of each trading window during which the outstanding awards remain outstanding and otherwise in accordance with our insider trading policies, of an aggregate value not exceeding $750,000, in addition to the prior remaining balance of outstanding common stock of $82,347 (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards through the end of fiscal year 2024. The actual number of shares repurchased will be determined by applicable employees in their discretion and will depend on their evaluation of market conditions and other factors. As of June 30, 2023, $151,095 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the nine months ended March 31, 2024, the Company repurchased 186,148 shares of our common stock from employees at an average market price of approximately $2.80 per share for an aggregate amount of $522,024. As of March 31, 2024, $379,071 remains under the current authorization to repurchase our outstanding common stock from our employees.

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

On September 30, 2022, Reprints Desk made a non-refundable payment of $297,450 (€300,000) (the “Base Amount”) as initial consideration for the asset purchase. As of March 31, 2024, Reprints Desk has paid $64,578 in contingent consideration for customers that have their Sold Contracts assumed by Reprints Desk in comparison to the trailing twelve months of revenue of all Sold Contracts (the “Base Amount Plus”). As of March 31, 2024, $125,287 in contingent consideration was recorded for customers that placed an order and have consented to have their contract assumed by Reprints Desk (the “Bonus Amount”). As of March 31, 2024, $96,121 and $79,625 of Bonus Amount payments were made for the 2023 fiscal year and 2024 fiscal year, respectively. The Bonus Amount is based upon the collectable service fee that FIZ would have received from these customers. Contingent consideration for the Bonus Amount will continue to be paid in arrears through the quarter ending December 31, 2025.

The current contingent consideration for the Base Amount Plus and the Bonus Amount is recorded as a short-term liability on the balance sheet.  At March 31, 2024, the Base Amount, the Base Amount Plus and the Bonus Amount were recorded as intangible assets on the balance sheet with an estimated average useful life of 10 years.

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

The total purchase consideration for ResoluteAI, net of cash acquired, was approximately $4.6 million. The consideration included an initial payment of $2.7 million and a contingent earnout that had an initial fair value of $1.9 million. The Company’s revaluation of the earnout resulted in a fair value of $0.8 million as of March 31, 2024. The contingent earnout payment will be based upon the product of three and one half multiplied by ending annual recurring revenue as of January 31, 2025 less the agreed upon Enterprise Value of $3.4 million.

The Company’s allocation of the purchase price at March 31, 2024 included $0.2 million of receivables, $0.1 million of other assets, $2.1 million of provisional intangible assets and $3.2 million of provisional goodwill. The intangible assets acquired are developed technology and customer relationships with estimated average useful lives of 8 to 10 years. The Company also assumed $0.2 million of payables, $0.6 million of deferred revenue and $0.2 million of other liabilities as part of the acquisition.

The preliminary allocation of purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. As of March 31, 2024, the Company has not completed its analysis for estimating the fair value of the assets acquired and liabilities assumed.

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

The total purchase consideration for Scite, net of cash acquired, was approximately $20.9 million. The consideration included an initial payment of $7.2 million in cash, $6.3 million in stock, a holdback of $0.2 million and a contingent earnout that had an initial fair value of $7.2 million. The Company’s revaluation of the earnout resulted in a fair value of $8.0 million as of March 31, 2024.

The Company’s allocation of the purchase price at March 31, 2024 included $0.1 million of receivables, $8.9 million of provisional intangible assets and $13.1 million of provisional goodwill. The intangible assets acquired are developed technology and customer relationships with estimated average useful lives of 3 to 10 years. The Company also assumed $1.2 million of deferred revenue as part of the acquisition.

The preliminary allocation of purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. As of March 31, 2024, the Company has not completed its analysis for estimating the fair value of the assets acquired and liabilities assumed.

The following sets out the unaudited pro forma operating results for the three and nine months ended March 31, 2024 and 2023 for the Company had the acquisition occurred as of July 1, 2022. These amounts include amortization of intangible assets:

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months ended March 31,		Nine Months ended March 31,
	2024	2023	2024	2023

Revenue	$12,115,672	$10,597,376	$33,950,021	$28,260,869
Cost of revenue	6,633,740	6,365,805	18,601,290	17,108,554
Gross profit	5,481,932	4,231,571	15,348,731	11,152,315

Total operating expenses	5,394,269	4,238,441	16,591,696	11,699,530

Income (loss) from operations	87,663	(6,870)	(1,242,965)	(547,215)

Other income	31,228	104,331	548,967	218,095

Income (loss) from operations before provision for income taxes	118,891	97,461	(693,998)	(329,120)
Provision for income taxes	(42,590)	(628)	(82,049)	(5,543)

Pro Forma Net income (loss)	$76,301	$96,833	$(776,047)	$(334,663)
Pro Forma Net income (loss) per weighted average share, basic	$-	$-	$(0.03)	$(0.01)
Pro Forma Net income (loss) per weighted average share, diluted	$-	$-	$(0.03)	$(0.01)

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

Note 7.  Subsequent Events

On April 15, 2024, the Company entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, the Company entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2025 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of May 13, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of March 31, 2024: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC., a Delaware Limited Liability Company, Reprints Desk Latin America S. de R.L. de C.V, an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Transactions

We charge a transactional service fee for the electronic delivery of single articles, and a corresponding copyright fee for the permitted use of the content. We recognize revenue from single article delivery services upon delivery to the customer provided all other revenue recognition criteria have been met. All articles are in PDF format and delivered to customers via various electronic methods. Each of these delivery methods is trackable, with ability to monitor such things as the date and time when the link was e-mailed and the time and IP address used to download the article.

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

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2024	2023	2023	2023	2023	2022	2022	2022
Revenue:
Platforms	$3,953,403	$3,125,584	$2,600,192	$2,303,375	$2,249,632	$2,110,272	$2,019,967	$1,886,845
Transactions	8,162,269	7,188,158	7,460,779	7,656,342	8,092,794	6,606,394	6,664,676	6,675,164
Total revenue	12,115,672	10,313,742	10,060,971	9,959,717	10,342,426	8,716,666	8,684,643	8,562,009

Cost of revenue:
Platforms	571,352	486,185	382,615	275,110	268,630	253,073	230,473	240,214
Transactions	6,062,388	5,343,755	5,646,791	5,764,064	6,046,523	5,059,766	5,104,922	5,038,653
Total cost of revenue	6,633,740	5,829,940	6,029,406	6,039,174	6,315,153	5,312,839	5,335,395	5,278,867

Gross profit:
Platforms	3,382,051	2,639,399	2,217,577	2,028,265	1,981,002	1,857,199	1,789,494	1,646,631
Transactions	2,099,881	1,844,403	1,813,988	1,892,278	2,046,271	1,546,628	1,559,754	1,636,511
Total gross profit	5,481,932	4,483,802	4,031,565	3,920,543	4,027,273	3,403,827	3,349,248	3,283,142

Operating expenses:
Sales and marketing	1,122,365	804,927	685,016	455,030	642,624	666,608	521,216	691,368
Technology and product dev.	1,371,754	1,336,558	1,244,579	991,093	953,677	922,132	875,290	1,049,430
General and administrative	2,027,073	2,023,848	2,542,868	1,649,333	1,871,590	1,613,664	1,519,424	1,663,671
Depreciation and amortization	309,898	155,749	59,620	22,163	18,332	6,342	5,812	5,507
Stock-based comp. expense	541,002	596,455	591,814	585,384	480,458	608,703	175,361	225,501
Foreign currency transaction loss (gain)	22,177	(13,738)	6,620	(37,743)	(72,547)	(84,179)	72,516	91,279
Total operating expenses	5,394,269	4,903,799	5,130,517	3,665,260	3,894,134	3,733,270	3,169,619	3,726,756
Other income (expenses and income taxes)	(11,362)	366,369	110,909	120,463	103,703	73,913	34,936	5,347
Net income (loss)	76,301	(53,628)	(988,043)	375,746	236,842	(255,530)	214,565	(438,267)

Basic income (loss) per common share:
Net income (loss) per share	$-	$-	$(0.04)	$0.01	$0.01	$(0.01)	$0.01	$(0.02)
Basic weighted average common shares outstanding	30,020,652	28,092,945	27,052,445	26,981,813	26,929,314	26,816,550	26,718,171	26,576,054

Diluted income (loss) per common share:
Net income (loss) per share	$-	$-	$(0.04)	$0.01	$0.01	$(0.01)	$0.01	$(0.02)
Diluted weighted average common shares outstanding	33,511,242	28,092,945	27,052,445	30,058,791	29,791,719	26,815,550	27,779,841	26,576,054

Comparison of the Three and Nine Months Ended March 31, 2024 and 2023

Results of Operations

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

Revenue:
Platforms	$3,953,403	$2,249,632	$1,703,771	75.7%
Transactions	8,162,269	8,092,794	69,475	0.9%
Total revenue	12,115,672	10,342,426	1,773,246	17.1%

Cost of revenue:
Platforms	571,352	268,630	302,722	112.7%
Transactions	6,062,388	6,046,523	15,865	0.3%
Total cost of revenue	6,633,740	6,315,153	318,587	5.0%

Gross profit:
Platforms	3,382,051	1,981,002	1,401,049	70.7%
Transactions	2,099,881	2,046,271	53,610	2.6%
Total gross profit	5,481,932	4,027,273	1,454,659	36.1%

Operating expenses:
Sales and marketing	1,122,365	642,624	479,741	74.7%
Technology and product development	1,371,754	953,677	418,077	43.8%
General and administrative	2,027,073	1,871,590	155,483	8.3%
Depreciation and amortization	309,898	18,332	291,566	1,590.5%
Stock-based compensation expense	541,002	480,458	60,544	12.6%
Foreign currency transaction loss (gain)	22,177	(72,547)	94,724	130.6%
Total operating expenses	5,394,269	3,894,134	1,500,135	38.5%

Income from operations	87,663	133,139	(45,476)	(34.2)%

Other income	31,228	104,331	(73,103)	(70.1)%

Income from operations before provision for income taxes	118,891	237,470	(118,579)	(49.9)%
Provision for income taxes	(42,590)	(628)	(41,962)	(6,681.8)%

Net income	$76,301	$236,842	(160,541)	(67.8)%

	Nine Months Ended March 31,
	2024	2023	$ Change	% Change

Revenue:
Platforms	$9,679,179	$6,379,871	$3,299,308	51.7%
Transactions	22,811,206	21,363,864	1,447,342	6.8%
Total revenue	32,490,385	27,743,735	4,746,650	17.1%

Cost of revenue:
Platforms	1,440,151	752,176	687,975	91.5%
Transactions	17,052,934	16,211,211	841,723	5.2%
Total cost of revenue	18,493,085	16,963,387	1,529,698	9.0%

Gross profit:
Platforms	8,239,028	5,627,695	2,611,333	46.4%
Transactions	5,758,272	5,152,653	605,619	11.8%
Total gross profit	13,997,300	10,780,348	3,216,952	29.8%

Operating expenses:
Sales and marketing	2,612,308	1,830,448	781,860	42.7%
Technology and product development	3,952,891	2,751,099	1,201,792	43.7%
General and administrative	6,593,790	5,004,678	1,589,112	31.8%
Depreciation and amortization	525,267	30,486	494,781	1,623.0%
Stock-based compensation expense	1,729,271	1,264,522	464,749	36.8%
Foreign currency transaction loss (gain)	15,059	(84,210)	99,269	117.9%
Total operating expenses	15,428,586	10,797,023	4,631,563	42.9%

Loss from operations	(1,431,286)	(16,675)	(1,414,611)	(8,483.4)%

Other income	547,965	218,095	329,870	151.3%

Income (loss) from operations before provision for income taxes	(883,321)	201,420	(1,084,741)	(538.5)%
Provision for income taxes	(82,049)	(5,543)	(76,506)	(1,380.2)%

Net income (loss)	$(965,370)	$195,877	(1,161,247)	(592.8)%

Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue:
Platforms	$3,953,403	$2,249,632	$1,703,771	75.7%
Transactions	8,162,269	8,092,794	69,475	0.9%
Total revenue	$12,115,672	$10,342,426	$1,773,246	17.1%

Total revenue increased $1,773,246, or 17.1%, for the three months ended March 31, 2024 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,703,771

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

Transactions	↑	$69,475	Increased primarily due to organic higher paid order volume.

	Nine Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue:
Platforms	$9,679,179	$6,379,871	$3,299,308	51.7%
Transactions	22,811,206	21,363,864	1,447,342	6.8%
Total revenue	$32,490,385	$27,743,735	$4,746,650	17.1%

Total revenue increased $4,746,650, or 17.1%, for the nine months ended March 31, 2024 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$3,299,308

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

Transactions	↑	$1,447,342	Increased primarily due to organic higher paid order volume and additional paid order volume due to the FIZ asset acquisition.

Cost of Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Cost of Revenue:
Platforms	$571,352	$268,630	$302,722	112.7%
Transactions	6,062,388	6,046,523	15,865	0.3%
Total cost of revenue	$6,633,740	$6,315,153	$318,587	5.0%

	Three Months Ended
	March 31,
	2024	2023	% Change *
As a percentage of revenue:
Platforms	14.5%	11.9%	2.6%
Transactions	74.3%	74.7%	(0.4)%
Total	54.8%	61.1%	(6.3)%

*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 6.3%, from 61.1% for the previous year to 54.8%, for the three months ended March 31, 2024.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↑	2.6%	Increased primarily due to proportionally greater hosting costs from ResoluteAI.
Transactions	↓	0.4%	Decreased primarily due to higher copyright margins.

	Nine Months Ended March 31,
	2024	2023	$ Change	% Change
Cost of Revenue:
Platforms	$1,440,151	$752,176	$687,975	91.5%
Transactions	17,052,934	16,211,211	841,723	5.2%
Total cost of revenue	$18,493,085	$16,963,387	$1,529,698	9.0%

	Nine Months Ended
	March 31,
	2024	2023	% Change *
As a percentage of revenue:
Platforms	14.9%	11.8%	3.1%
Transactions	74.8%	75.9%	(1.1)%
Total	56.9%	61.1%	(4.2)%

*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 4.2%, from 61.1% for the previous year to 56.9%, for the nine months ended March 31, 2024.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↑	3.1%	Increased primarily due to proportionally greater hosting costs from ResoluteAI.
Transactions	↓	1.1%	Decreased primarily due to higher copyright margins.

Gross Profit

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Gross Profit:
Platforms	$3,382,051	$1,981,002	$1,401,049	70.7%
Transactions	2,099,881	2,046,271	53,610	2.6%
Total gross profit	$5,481,932	$4,027,273	$1,454,659	36.1%

	Three Months Ended
	March 31,
	2024	2023	% Change*
As a percentage of revenue:
Platforms	85.5%	88.1%	(2.6)%
Transactions	25.7%	25.3%	0.4%
Total	45.2%	38.9%	6.3%
*	The difference between current and prior period gross profit as a percentage of revenue

	Nine Months Ended March 31,
	2024	2023	$ Change	% Change
Gross Profit:
Platforms	$8,239,028	$5,627,695	$2,611,333	46.4%
Transactions	5,758,272	5,152,653	605,619	11.8%
Total gross profit	$13,997,300	$10,780,348	$3,216,952	29.8%

	Nine Months Ended
	March 31,
	2024	2023	% Change*
As a percentage of revenue:
Platforms	85.1%	88.2%	(3.1)%
Transactions	25.2%	24.1%	1.1%
Total	43.1%	38.9%	4.2%

*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,122,365	$642,624	$479,741	74.7%
Technology and product development	1,371,754	953,677	418,077	43.8%
General and administrative	2,027,073	1,871,590	155,483	8.3%
Depreciation and amortization	309,898	18,332	291,566	1,590.5%
Stock-based compensation expense	541,002	480,458	60,544	12.6%
Foreign currency transaction loss (gain)	22,177	(72,547)	94,724	130.6%
Total operating expenses	$5,394,269	$3,894,134	$1,500,135	38.5%

Category	Impact		Key Drivers
Sales and marketing	↑	$479,741	Increased primarily due to greater personnel costs, including costs from the ResoluteAI and Scite transactions, and marketing discretionary spend.
Technology and product development	↑	$418,077	Increased due to greater software development personnel costs, primarily from the onboarding personnel from ResoluteAI and Scite, but also due to organic growth in personnel cost.
General and administrative	↑	$155,483	Increased due to greater personnel costs, primarily from the onboarding of Resolute AI and Scite, partially offset by lower recruiting expenses.

	Nine Months Ended March 31,
	2024	2023	$ Change	% Change
Operating Expenses:
Sales and marketing	$2,612,308	$1,830,448	$781,860	42.7%
Technology and product development	3,952,891	2,751,099	1,201,792	43.7%
General and administrative	6,593,790	5,004,678	1,589,112	31.8%
Depreciation and amortization	525,267	30,486	494,781	1,623.0%
Stock-based compensation expense	1,729,271	1,264,522	464,749	36.8%
Foreign currency transaction gain	15,059	(84,210)	99,269	117.9%
Total operating expenses	$15,428,586	$10,797,023	$4,631,563	42.9%

Category	Impact		Key Drivers
Sales and marketing	↑	$781,860	Increased primarily due to greater personnel costs, including costs from the ResoluteAI and Scite transactions, and marketing discretionary spend partially offset by lower consulting expenses.
Technology and product development	↑	$1,201,792	Increased due to greater software development personnel costs, primarily from the onboarding personnel from ResoluteAI and Scite, but also due to organic growth in personnel cost.
General and administrative	↑	$1,589,112

Increased due to greater legal expenses and personnel costs, primarily from the onboarding of Resolute AI and Scite, partially offset by lower recruiting expenses. Greater legal expenses include proxy-related and acquisition-related costs. Greater personnel costs include separation costs paid to a former officer as result of the resolution of the proxy matter.

Net Income (Loss)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net Income (Loss):
Net income:	$76,301	$236,842	$(160,541)	(67.8)%

Net income decreased $160,541 or 67.8%, for the three months ended March 31, 2024 compared to the prior year, primarily due to increased operating expenses, partially offset by gross profit as described above.

	Nine Months Ended March 31,
	2024	2023	$ Change	% Change
Net Income (Loss):
Net income (loss):	$(965,370)	$195,877	$(1,161,247)	(592.8)%

Net loss increased $1,161,247 or 592.8%, for the nine months ended March 31, 2024 compared to the prior year, primarily due to increased operating expenses, partially offset by increased gross profit as described above.

Liquidity and Capital Resources

	Nine Months Ended March 31,
	2024	2023
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$1,589,791	$1,872,356
Net cash used in investing activities	(10,081,507)	(327,426)
Net cash used in financing activities	(836,984)	(17,056)

Effect of exchange rate changes	4,791	1,850
Net increase (decrease) in cash and cash equivalents	(9,323,909)	1,529,724
Cash and cash equivalents, beginning of period	13,545,333	10,603,175
Cash and cash equivalents, end of period	$4,221,424	$12,132,899

Liquidity

As of March 31, 2024, we had cash and cash equivalents of $4,221,424, compared to $13,545,333 as of June 30, 2023, a decrease of $9,323,909. This decrease was primarily due to cash used in investing activities.

Operating Activities

Net cash provided by operating activities was $1,589,791 for the nine months ended March 31, 2024 and resulted primarily from an increase in fair value of vested restricted common stock of $1,603,820, an increase in deferred revenue of $768,347, partially offset by an increase in accounts receivable of $739,883.

Net cash provided by operating activities was $1,872,356 for the nine months ended March 31, 2023 and resulted primarily from an increase in deferred revenue of $986,044, an increase in accounts payable and accrued expenses of $947,789 and an increase in fair value of vested restricted common stock of $925,550, partially offset by an increase in accounts receivable of $1,545,695.

Investing Activities

Net cash used in investing activities was $10,081,507 for the nine months ended March 31, 2024 and resulted primarily from the payment for the Scite acquisition of $7,305,493 and the payment for the ResoluteAI acquisition of $2,718,253.

Net cash used in investing activities was $327,426 for the nine months ended March 31, 2023 and resulted primarily from the payment for non-refundable deposit for asset acquisition of $297,450.

Financing Activities

Net cash used in financing activities was $836,984 for the nine months ended March 31, 2024 and resulted from repurchase of common stock of $522,024 and the payment of contingent acquisition consideration of $314,960.

Net cash used in financing activities was $17,056 for the nine months ended March 31, 2023 and resulted from the repurchase of common stock of $74,556, partially offset by the proceeds from the exercise of options of $57,500.

We entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) on July 23, 2010, which, as amended, provides for a revolving line of credit for the lesser of $2,500,000, or 80% of eligible accounts receivable. The line of credit matured on February 28, 2024 and was not renewed. There were no outstanding borrowings on the line of credit at maturity and all security interests and liens related to the Loan and Security Agreement have been released.

On April 15, 2024, we entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, we entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2025 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of May 13, 2024.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	$ Change
Net income (loss)	$76,301	$236,842	$(160,541)
Add (deduct):
Other (income) expense	(31,228)	(104,331)	73,103
Foreign currency transaction loss (gain)	22,177	(72,547)	94,724
Provision for income taxes	42,590	628	41,962
Depreciation and amortization	309,898	18,332	291,566
Stock-based compensation	541,002	480,458	60,544
Adjusted EBITDA	$960,740	$559,382	$401,358

	Nine Months Ended
	March 31,
	2024	2023	$ Change
Net income (loss)	$(965,370)	$195,877	$(1,161,247)
Add (deduct):
Other (income) expense	(547,965)	(218,095)	(329,870)
Foreign currency transaction loss (gain)	15,059	(84,210)	99,269
Provision for income taxes	82,049	5,543	76,506
Depreciation and amortization	525,267	30,486	494,781
Stock-based compensation	1,729,271	1,264,522	464,749
Adjusted EBITDA	$838,311	$1,194,123	$(355,812)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of March 19, 2024, the Compensation Committee of our Board of Directors authorized the repurchase, on the last day of each trading window during which the outstanding awards remain outstanding and otherwise in accordance with our insider trading policies, of an aggregate value not exceeding $750,000, in addition to the prior remaining balance of outstanding common stock of $82,347 (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards through the end of fiscal year 2024. The actual number of shares repurchased will be determined by applicable employees in their discretion and will depend on their evaluation of market conditions and other factors. As of June 30, 2023, $151,095 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended March 31, 2024, we repurchased 159,044 shares of our common stock from employees at an average market price of approximately $2.85 per share for an aggregate amount of $453,276. As of March 31, 2024, $379,071 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
January 1-31, 2024	—	—	—	$82,347
February 1-29, 2024	—	—	—	$82,347
March 1-31, 2024	159,044	$2.85	—	$379,071
Total	159,044	$2.85	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: May 13, 2024		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: May 13, 2024		Chief Financial Officer (Principal Financial and Accounting Officer)