Form 10-K
period 2024-06-30
Research Solutions, Inc.
filed 2024-09-20
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $68,813,766 based on the closing price of $2.60 per share as reported on the Nasdaq as of that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 13, 2024
Common Stock, $0.001 par value	32,554,568

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

Cautionary Notice Regarding Forward-Looking Statements

Unless otherwise indicated, (i) the terms “Research Solutions,” “we,” “us” and “our” refer to Research Solutions, Inc., a Nevada corporation, and our five wholly-owned subsidiaries: Reprints Desk, Inc., (“Reprints Desk”) a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., (“ResoluteAI”), a Delaware corporation, Scite, LLC, (“Scite”), a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., (“Reprints Desk Latin America”), an entity organized under the laws of Mexico and RESSOL LA, S. DE R.L. DE C.V., (“ResSol LA”) an entity organized under the laws of Mexico, and (ii) the term “common stock” refers to the common stock, par value $0.001 per share, of Research Solutions. The financial information included herein is presented in United States dollars (“US Dollars”), the functional currency of our company. Although the majority of our revenue and costs are in US Dollars, the costs of Reprints Desk Latin America and ResSol LA are in Mexican Pesos.

The Research Solutions logo, Article Galaxy and other trademarks or service marks of Research Solutions, Inc. appearing in this annual report on Form 10-K are the property of Research Solutions, Inc. This annual report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

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

PART I

Item 1. Business

Company Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of June 30, 2024: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Acquire – Our Article Galaxy® (“AG”) solution allows for research organizations to load their entitlements (subscriptions, discount or token packages, and their existing library of articles) and AG manages those entitlements in the background enabling the researchers to focus on acquiring articles they need quickly and efficiently at the lowest possible cost. When used in conjunction with our discovery Platforms, customers can initiate orders, route orders based on the lowest cost to acquire, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems.

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

Competitive Strengths

We believe that we possess the following competitive strengths:

Services and Technology

We have developed proprietary software, a sophisticated information logistics technology backbone, and Internet-based interfaces that allow customers to initiate orders for STM content, manage these transactions, obtain reporting, automate authentication, improve seamless connectivity to in-house and third-party software systems, and maximize the information resources they already own or license, as well as organize workgroups to collaborate around bibliographic information. We are focused on rapidly developing an ecosystem of new interactive app-like components for researchers that will deliver time saving efficiencies in core research workflows and knowledge creation processes. We continually enhance the performance of our existing proprietary software and systems and develop and implement new technologies that expand the available methods of discovering, obtaining and managing content. Through the acquisitions of ResoluteAI and Scite, our services have been enhanced to include AI as part of the research workflow.

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

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We derive our revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platform (“Platform” or “Platforms”) and the transactional sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

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

Customers and Suppliers

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2024 and 2023.

Approximately 44% and 43% of our content cost for the years ended June 30, 2024 and 2023, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future.

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

On July 28, 2023, we acquired 100% of the outstanding stock of Resolute Innovation, Inc., a Delaware corporation, an advanced search platform that equips organizations with search, discovery and knowledge management tools that are powered by artificial intelligence and neuro-linguistic programming (“NLP”) technologies.

On December 1, 2023, we acquired 100% of the outstanding stock of Scite, Inc. a Delaware corporation, a platform for discovering and evaluating scientific articles via Smart Citations. Smart Citations allow users to see how a publication has been cited by providing the context of the citation and a classification describing whether it allows for supporting or contrasting evidence for the cited claim. The acquisition was completed through the merger of our subsidiary, Research Solutions Acquisition 2, LLC, with Scite, Inc., with our subsidiary surviving the merger and subsequently being renamed Scite, LLC.

Human Capital Resources

As of September 13, 2024, we had 145 full time employees.

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

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For our fiscal years ended June 30, 2024 and 2023, we incurred a net loss of $3,786,597 and earned a net income of $571,623, respectively. As of June 30, 2024, we had an accumulated deficit of $26,309,246. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2024 and 2023. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 44% and 43% of our content cost for the years ended June 30, 2024 and 2023, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

We are exposed to credit risk on our accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

There were no customers that accounted for greater than 10% of our accounts receivable as of June 30, 2024 and 2023, respectively. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

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

Artificial intelligence-based platforms present new risks and challenges to our business.

Enterprise use of generative artificial intelligence (GenAI) technologies may result in access to and processing of sensitive information, intellectual property, source code, trade secrets, and other data, through direct user input or the API, including customer or private information and confidential information. Sending confidential and private data outside of our own servers could trigger legal and compliance exposure, as well as risks of information exposure, including unauthorized acquisition, use, or other processing. Such exposure can result from contractual (for example, with customers) or regulatory obligations (such as CCPA, GDPR, HIPAA). Furthermore, if the GenAI platform's own systems and infrastructure are not secure, data breaches or incidents may occur and lead to the exposure of sensitive information such as customer data, financial information, and proprietary business information, or it may be believed or asserted that one or more of these has occurred. Threat actors could also use GenAI for malicious purposes, increasing the frequency of their attacks and the complexity level some are currently capable of, e.g. phishing attacks, fraud, social engineering, and other possible malicious use, such as with writing malware. Code generated by GenAI could potentially be used and deployed without a proper security audit or code review to find vulnerable or malicious components. This could cause widespread deployment of vulnerable code within the organization systems.

The use of GenAI by our business partners with access to our confidential information, including trade secrets, may continue to increase and could lead to the release of such information, which could negatively impact us, including our ability to realize the benefits of our intellectual property. Such use may lead to novel and urgent cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. We may also face increased competition from other companies that are using GenAI platforms, some of whom may develop more effective methods than we and any of our business partners have, which could have a material adverse effect on our business, results of operations, or financial condition. In addition, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws concerning the use of AI and AI systems, the nature of which cannot be determined at this time.

We have developed policies governing the use of GenAI to help reasonably ensure that such GenAI systems are used in a trustworthy manner by our employees, contractors, and authorized agents and that our assets, including intellectual property, competitive information, personal information we may collect or process, and customer information, are protected. Any failure by our personnel, contractors, or other agents to adhere to our established policies could violate confidentiality obligations or applicable laws and regulations, jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, or result in the misuse of personally identifiable information or the injection of malware into our systems.

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

Disruptions or security compromises of our systems could result in large expenditures to repair or replace such systems, to remedy any security breaches and protect us from similar events in the future. We also could be exposed to negligence claims or other legal proceedings brought by regulators, our customers or their clients, and we could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving lawsuits or claims. In addition, if we were to suffer damage to our reputation as a result of any system failure, security compromise, or personal data breach, our revenue and profitability could be adversely affected.

Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. For example, in the U.S., there are numerous federal, state, and local privacy, data protection, and cybersecurity laws, rules, and regulations governing the collection, storage, transmission, use, and other processing of personal data and Congress has considered, and continues to consider, many proposals for additional comprehensive national data privacy and cybersecurity legislation. At the state level, we may be subject to laws, rules, and regulations, such as the California Consumer Privacy Act (“CCPA”) and/or similar laws that have been enacted and gone into effect in Virginia, Colorado, Connecticut, Utah, Oregon, and Texas, or laws that will soon go into effect in Montana, Iowa, Delaware, New Hampshire, Nebraska and New Jersey. These laws impose various obligations, including disclosure requirements, access and opt-out rights, and the right to request deletion of personal data. Outside of the United States, an increasing number of laws, rules, regulations, and industry standards apply to privacy, data protection, and cybersecurity, including the General Data Protection Regulation (“GDPR”) in the European Union, the United Kingdom’s Data Protection Act 2018 as supplemented by the GDPR and implemented into UK law (collectively, “UK GDPR”), and China’s Personal Information Protection Law. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information, that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from personal data breaches under the terms of our agreements with these customers.

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

The Payment Card Industry Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.

Our failure to comply with the covenants contained in our loan agreement could result in an event of default that could adversely affect our financial condition and ability to operate our business as planned.

We currently have a line of credit with PNC Bank, National Association, maturing on April 15, 2025, under which there were no outstanding borrowings as of June 30, 2024. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. We were in compliance with these covenants as of June 30, 2024, however, our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

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

Voting power of a significant percentage of our common stock is held by our former Executive Chairman, and his brother-in-law, who together are able to exert significant influence over the outcome of matters to be voted on by our stockholders.

As of September 13, 2024, Peter Victor Derycz, our former Executive Chairman, had voting power equal to approximately 8.3% of votes eligible to be cast at a meeting of our stockholders. Paul Kessler, the brother-in-law of Mr. Derycz, exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd., and had, as of September 13, 2024, voting power equal to approximately 3.8% of votes eligible to be cast at a meeting of our stockholders. As a result of their significant ownership interests, Mr. Derycz and Mr. Kessler together currently have the ability to exert significant influence over the election of directors, and other matters submitted to a vote of all of our stockholders. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

The market price of our common stock and the value of your investment could substantially decline if our options are exercised and our common stock is issued and resold into the market, or if a perception exists that a substantial number of shares will be issued upon exercise of our warrants and option and then resold into the market.

If the exercise prices of our options are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon exercise of our options, or even the perception that such sales could occur, could adversely affect the market price of our common stock. You could, therefore, experience a substantial decline in the value of your investment as a result of both the actual and potential exercise of our options.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2024 we had issued and outstanding 32,295,373 shares of common stock and we had 3,826,618 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2024, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2024, we could issue up to 63,878,009 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

As required by Item 106 of Regulation S-K, the following sets forth certain information regarding our cybersecurity strategy, risk management and governance.

We are committed to protecting the confidentiality and integrity of our data, as well as the data of our customers. The mission of our cybersecurity program is to protect the assets used to generate revenue and serve customers while complying with industry frameworks and best practices. Our cybersecurity program consists of cyber defense, governance and compliance, and risk management. Each area has tools, controls, and processes aligned with the National Institute of Standards and Technology Cyber Security Framework.

Managing cybersecurity risk and maintaining secure, reliable, and functional systems are among our highest priorities. Therefore, we have implemented tools, procedures, processes, and management mechanisms to help us achieve a robust cybersecurity environment, and a reliable cybersecurity posture

We maintain an information security program comprised of policies and controls designed to reduce our cybersecurity attack surface and to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our program. We continuously work to enhance our information security program and risk management efforts.

Risk Management and Strategy

Our cyber defense practices prioritize protection against cyber threats. We have operationalized tools and processes designed to educate, assess, identify, address, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity and availability of our business and information systems. We routinely perform cybersecurity assessments, including with the assistance of external third parties, to identify, assess, and prioritize potential risks that could affect our information and data assets and infrastructure. Once identified, the mitigation of these risks is given our highest priority.

In addition, we use a threat intelligence platform to routinely monitor risks specific to both our organization and third parties. Risks we identify are assessed based on severity and are addressed as appropriate through both tactical and strategic plans.

Our governance and compliance practice focuses on cybersecurity and data privacy policy taxonomy and policy compliance.

We have implemented a number of measures to enhance the security and resiliency of our information and data systems. These measures include, but are not limited to: (i) user access control management; (ii) intrusion detection and prevention systems; (iii) information security continuity measures, including redundant systems and information backups; (iv) system segmentation; (v) encryption of critical information and data; (vi) event logging; (vii) implementation of an application patching and update cadence; and (viii) incident response planning and least privilege access methodology.

Cybersecurity Governance

Our Board of Directors delegates to the Audit Committee the oversight of our programs, policies, and procedures related to cybersecurity, information asset security, and data privacy and protection. Broad oversight is maintained by our full Board, which receives a report from the Audit Committee at least annually.

Our CTO oversees our cybersecurity matters and reports to both the Audit Committee and the Board at least once a year, or more frequently as needed. The Audit Committee reviews and discusses with Company management key processes and risk indicators, progress on plans to address key risks, and any material changes in threat landscapes or risk posture which could negatively affect our business.

Training and Awareness

Our Company’s employees are a critical part of our defense against potential cybersecurity incident exposure. All of our associates and contractors have a responsibility and a role to play by complying with our cybersecurity operational practices and reporting any potential cybersecurity incidents or exposures to our cybersecurity team.

To ensure that associates can play their part in protecting our networks and data from cybersecurity incident exposure, all of our associates receive cybersecurity training in the form of online modules on an annual basis, routine simulations to assess risk, and retraining where necessary.

Material Cybersecurity Risks, Threats & Incidents

We are not aware of any cyber event that has had a material effect on our business. However, we cannot ensure that we will not experience any such event in the future. Any security breach or other significant disruption involving our computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence. In addition, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, results of operations and financial condition .

See Item 1A. Risk Factors for further details on risks related to potential breaches of our information technology systems.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Approximate Number of Holders of Common Stock

Our common stock is quoted on The Nasdaq Stock Market LLC’s Nasdaq Capital Market (“Nasdaq”) under the symbol “RSSS.”

As of September 13, 2024, according to the records of our transfer agent, we had 57 record holders of our common stock. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid dividends on our common stock. In addition, our Loan Agreement with PNC Bank prohibits us from paying cash dividends on or after the occurrence of an event of default or if an event of default would occur as a result thereof. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Common Stock Repurchases

Effective as of March 19, 2024, the Compensation Committee of our Board of Directors authorized the repurchase, on the last day of each trading window during which the outstanding awards remain outstanding and otherwise in accordance with our insider trading policies, of an aggregate value not exceeding $750,000, in addition to the prior remaining balance of outstanding common stock of $82,347 (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards through the end of fiscal year 2025. The actual number of shares repurchased will be determined by applicable employees in their discretion and will depend on their evaluation of market conditions and other factors. As of June 30, 2023, $151,095 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the years ended June 30, 2024 and 2023, we repurchased 198,383 and 51,841 shares of our common stock under the repurchase plan at an average price of approximately $2.79 and $2.01 per share, respectively, for an aggregate amount of $554,202 and $104,250, respectively. As of June 30, 2024, $346,893 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
April 1-30, 2024	—	—	—	$379,071
May 1-31, 2024	—	—	—	$379,071
June 1-30, 2024	12,235	$2.63	—	$346,893
Total	12,235	$2.63	—	—
1	Consists of shares of common stock purchased from employees to satisfy tax obligations in connection with the vesting of stock incentive awards.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2024 and 2023 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of June 30, 2024: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Acquire – Our Article Galaxy® (“AG”) solution allows for research organizations to load their entitlements (subscriptions, discount or token packages, and their existing library of articles) and AG manages those entitlements in the background enabling the researchers to focus on acquiring articles they need quickly and efficiently at the lowest possible cost. When used in conjunction with our discovery Platforms, customers can initiate orders, route orders based on the lowest cost to acquire, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems.

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

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We derive our revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platform (“Platform” and “Platforms”) and the transactional sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

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

Allowance for Credit Losses

Our trade accounts receivable are recorded at amounts billed to customers and presented on the balance sheet net of the allowance for estimated credit losses. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. We established an allowance for doubtful accounts of $68,579 and $85,051 as of June 30, 2024 and 2023, respectively.

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

The following table summarizes the exchange rates used:

	Year Ended
	June 30,
	2024	2023
Period end Euro : US Dollar exchange rate	1.07	1.09
Average period Euro : US Dollar exchange rate	1.08	1.05

Period end GBP : US Dollar exchange rate	1.26	1.27
Average period GBP : US Dollar exchange rate	1.26	1.20

Period end Mexican Peso : US Dollar exchange rate	0.05	0.06
Average period Mexican Peso : US Dollar exchange rate	0.06	0.05

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of fiscal years 2024 and 2023:

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2024	2024	2023	2023	2023	2023	2022	2022
Revenue:
Platforms	$4,277,338	$3,953,403	$3,125,584	$2,600,192	$2,303,375	$2,249,632	$2,110,272	$2,019,967
Transactions	7,856,176	8,162,269	7,188,158	7,460,779	7,656,342	8,092,794	6,606,394	6,664,676
Total revenue	12,133,514	12,115,672	10,313,742	10,060,971	9,959,717	10,342,426	8,716,666	8,684,643

Cost of revenue:
Platforms	627,051	571,352	486,185	382,615	275,110	268,630	253,073	230,473
Transactions	5,863,596	6,062,388	5,343,755	5,646,791	5,764,064	6,046,523	5,059,766	5,104,922
Total cost of revenue	6,490,647	6,633,740	5,829,940	6,029,406	6,039,174	6,315,153	5,312,839	5,335,395

Gross profit:
Platforms	3,650,287	3,382,051	2,639,399	2,217,577	2,028,265	1,981,002	1,857,199	1,789,494
Transactions	1,992,580	2,099,881	1,844,403	1,813,988	1,892,278	2,046,271	1,546,628	1,559,754
Total gross profit	5,642,867	5,481,932	4,483,802	4,031,565	3,920,543	4,027,273	3,403,827	3,349,248

Operating expenses:
Sales and marketing	830,195	1,122,365	804,927	685,016	455,030	642,624	666,608	521,216
Technology and product dev.	1,489,491	1,371,754	1,336,558	1,244,579	991,093	953,677	922,132	875,290
General and administrative	1,917,908	2,027,073	2,023,848	2,542,868	1,649,333	1,871,590	1,613,664	1,519,424
Depreciation and amortization	311,004	309,898	155,749	59,620	22,163	18,332	6,342	5,812
Stock-based comp. expense	426,190	541,002	596,455	591,814	585,384	480,458	608,703	175,361
Foreign currency transaction loss (gain)	6,336	22,177	(13,738)	6,620	(37,743)	(72,547)	(84,179)	72,516
Total operating expenses	4,981,124	5,394,269	4,903,799	5,130,517	3,665,260	3,894,134	3,733,270	3,169,619
Other income (expenses and income taxes)	(3,482,970)	(11,362)	366,369	110,909	120,463	103,703	73,913	34,936
Net income (loss)	$(2,821,227)	$76,301	$(53,628)	$(988,043)	$375,746	$236,842	$(255,530)	$214,565

Basic income (loss) per common share:
Net income (loss) per share	$(0.09)	$-	$-	$(0.04)	$0.01	$0.01	$(0.01)	$0.01
Basic weighted average common shares outstanding	30,314,522	30,020,652	28,092,945	27,052,445	26,981,813	26,929,314	26,816,550	26,718,171

Diluted income (loss) per common share:
Net income (loss) per share	$(0.09)	$-	$-	$(0.04)	$0.01	$0.01	$(0.01)	$0.01
Diluted weighted average common shares outstanding	30,314,522	33,511,242	28,092,945	27,052,445	30,058,791	29,791,719	26,815,550	27,779,841

Comparison of the Years Ended June 30, 2024 and 2023

Results of Operations

	Year Ended June 30,
	2024	2023	$ Change	% Change

Revenue:
Platforms	$13,956,517	$8,683,246	$5,273,271	60.7%
Transactions	30,667,382	29,020,206	1,647,176	5.7%
Total revenue	44,623,899	37,703,452	6,920,447	18.4%

Cost of revenue:
Platforms	2,067,203	1,027,286	1,039,917	101.2%
Transactions	22,916,530	21,975,275	941,255	4.3%
Total cost of revenue	24,983,733	23,002,561	1,981,172	8.6%

Gross profit:
Platforms	11,889,314	7,655,960	4,233,354	55.3%
Transactions	7,750,852	7,044,931	705,921	10.0%
Total gross profit	19,640,166	14,700,891	4,939,275	33.6%

Operating expenses:
Sales and marketing	3,442,503	2,285,478	1,157,025	50.6%
Technology and product development	5,442,382	3,742,192	1,700,190	45.4%
General and administrative	8,511,697	6,654,011	1,857,686	27.9%
Depreciation and amortization	836,271	52,649	783,622	1,488.4%
Stock-based compensation expense	2,155,461	1,849,906	305,555	16.5%
Foreign currency transaction loss (gain)	21,395	(121,953)	143,348	117.5%
Total operating expenses	20,409,709	14,462,283	5,947,426	41.1%

Income (loss) from operations	(769,543)	238,608	(1,008,151)	(422.5)%

Other income	333,088	338,617	(5,529)	(1.6)%
Change in fair value of contingent earnout liability	(3,237,071)	—	(3,237,071)	—%

Income (loss) from operations before provision for income taxes	(3,673,526)	577,225	(4,250,751)	(736.4)%
Provision for income taxes	(113,071)	(5,602)	(107,469)	(1,918.4)%

Net income (loss)	$(3,786,597)	$571,623	$(4,358,220)	(762.4)%

Revenue

	Years Ended June 30,
	2024	2023	$ Change	% Change
Revenue:
Platforms	$13,956,517	$8,683,246	$5,273,271	60.7%
Transactions	30,667,382	29,020,206	1,647,176	5.7%
Total revenue	$44,623,899	$37,703,452	$6,920,447	18.4%

Total revenue increased $6,920,447, or 18.4%, for the year ended June 30, 2024 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$5,273,271

Increased due to additional deployments to new and existing customers, expansion from existing customers and additional revenue from the ResoluteAI and Scite acquisitions. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year for commercial customers and monthly for individual subscribers, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↑	$1,647,176	Increased primarily due to organic higher paid order volume and additional paid order volume due to the FIZ asset acquisition.

Cost of Revenue

	Years Ended June 30,
	2024	2023	$ Change	% Change
Cost of Revenue:
Platforms	$2,067,203	$1,027,286	$1,039,917	101.2%
Transactions	22,916,530	21,975,275	941,255	4.3%
Total cost of revenue	$24,983,733	$23,002,561	$1,981,172	8.6%

	Years Ended June 30,
	2024	2023	% Change *
As a percentage of revenue:
Platforms	14.8%	11.8%	3.0%
Transactions	74.7%	75.7%	(1.0)%
Total	56.0%	61.0%	(5.0)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 5.0%, from 61.0% for the previous year to 56.0%, for the year ended June 30, 2024.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↑	3.0%	Increased primarily due to proportionally greater hosting costs from ResoluteAI.
Transactions	↓	1.0%	Decreased primarily due to higher copyright margins.

Gross Profit

	Years Ended June 30,
	2024	2023	$ Change	% Change
Gross Profit:
Platforms	$11,889,314	$7,655,960	$4,233,354	55.3%
Transactions	7,750,852	7,044,931	705,921	10.0%
Total gross profit	$19,640,166	$14,700,891	$4,939,275	33.6%

	Years Ended June 30,
	2024	2023	% Change*
As a percentage of revenue:
Platforms	85.2%	88.2%	(3.0)%
Transactions	25.3%	24.3%	1.0%
Total	44.0%	39.0%	5.0%
*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Years Ended June 30,
	2024	2023	$ Change	% Change
Operating Expenses:
Sales and marketing	$3,442,503	$2,285,478	$1,157,025	50.6%
Technology and product development	5,442,382	3,742,192	1,700,190	45.4%
General and administrative	8,511,697	6,654,011	1,857,686	27.9%
Depreciation and amortization	836,271	52,649	783,622	1,488.4%
Stock-based compensation expense	2,155,461	1,849,906	305,555	16.5%
Foreign currency transaction loss (gain)	21,395	(121,953)	143,348	117.5%
Total operating expenses	$20,409,709	$14,462,283	$5,947,426	41.1%

Category	Impact		Key Drivers
Sales and marketing	↑	$1,157,025	Increased primarily due to greater personnel costs, including costs from the ResoluteAI and Scite transactions, and marketing discretionary spend partially offset by lower consulting expenses.
Technology and product development	↑	$1,700,190	Increased due to greater software development personnel costs, primarily from the onboarding personnel from ResoluteAI and Scite, but also due to organic growth in personnel cost.
General and administrative	↑	$1,857,686

Increased due to greater personnel costs, primarily from the onboarding of Resolute AI and Scite and greater legal expenses, partially offset by lower recruiting expenses. Greater legal expenses include proxy-related and acquisition-related costs. Greater personnel costs include separation costs paid to a former officer as result of the resolution of the proxy matter.

Provision for Income Taxes

During the years ended June 30, 2024 and 2023 we recorded a provision for income taxes of $113,071 and $5,602, respectively, an increase of $107,469, which was largely due to an increase in income tax related to our ResSol LA subsidiary.

Net Income (Loss)

	Year Ended June 30,
	2024	2023	$ Change	% Change
Net Income (Loss):
Net income (loss):	$(3,786,597)	$571,623	$(4,358,220)	(762.4)%

Net income decreased $4,358,220 or 762.4%, for the year ended June 30, 2024 compared to the prior year, due to increased operating expenses, primarily in intangibles amortization and depreciation expenses associated with our acquisition accounting, and charges on our other income line related to increasing the estimated earn out liability associated with the acquisitions completed in fiscal year 2024.

Liquidity and Capital Resources

	Year Ended June 30,
	2024	2023
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$3,550,954	$3,383,847
Net cash used in investing activities	(10,095,256)	(344,659)
Net cash used in financing activities	(905,851)	(97,259)

Effect of exchange rate changes	4,851	229
Net increase (decrease) in cash and cash equivalents	(7,445,302)	2,942,158
Cash and cash equivalents, beginning of period	13,545,333	10,603,175
Cash and cash equivalents, end of period	$6,100,031	$13,545,333

Liquidity

As of June 30, 2024, we had cash and cash equivalents of $6,100,031 compared to $13,543,333 as of June 30, 2023, a decrease of $7,445,302. This decrease was primarily due to cash used in investing activities, primarily related to the acquisitions completed in fiscal year 2024.

Operating Activities

Net cash provided by operating activities was $3,550,954 for the year ended June 30, 2024 and resulted primarily from an increase in fair value of vested restricted common stock of $1,994,362, an increase in deferred revenue of $921,879 and an increase in accounts payable and accrued expenses of $560,027, partially offset by an increase in accounts receivable of $344,020.

Net cash provided by operating activities was $3,383,847 for the year ended June 30, 2023 and resulted primarily from an increase in net income, the fair value of vested restricted common stock of $1,418,718, an increase in accounts payable and accrued expenses of $1,337,056 and an increase in deferred revenue of $886,198, partially offset by an increase in accounts receivable of $901,518.

Investing Activities

Net cash used in investing activities was $10,095,256 for the year ended June 30, 2024 and resulted primarily from the payment for the Scite acquisition of $7,305,493 and the payment for the ResoluteAI acquisition of $2,718,253.

Net cash used in investing activities was $344,659 for the year ended June 30, 2023 and primarily from the payment for non-refundable deposit for asset acquisition of $297,450.

Financing Activities

Net cash used in financing activities was $905,851 for the year ended June 30, 2024 and resulted from repurchase of common stock of $554,202 and the payment of contingent acquisition consideration of $351,649 pertaining to FIZ acquisition.

Net cash used in financing activities was $97,259 for the year ended June 30, 2023 and resulted from the repurchase of common stock of $104,250 and the payment of contingent acquisition consideration of $50,509 pertaining to FIZ acquisition, partially offset by the proceeds from the exercise of options of $57,500.

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

On April 15, 2024, we entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, we entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2025 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of June 30, 2024.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, other income (expense) including any change in fair value of contingent earnout liability, foreign currency transaction loss, provision for income taxes, depreciation and amortization, stock-based compensation, income from discontinued operations and gain on sale of discontinued operations. Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the year ended June 30, 2024 and 2023:

	Years Ended June 30,
	2024	2023	$ Change	% Change
Net income (loss)	$(3,786,597)	$571,623	$(4,358,220)	(762.4)%
Add (deduct):
Other (income) expense	2,903,983	(338,617)	3,242,600	957.6%
Foreign currency transaction loss (gain)	21,395	(121,953)	143,348	117.5%
Provision for income taxes	113,071	5,602	107,469	1,918.4%
Depreciation and amortization	836,271	52,649	783,622	1,488.4%
Stock-based compensation	2,155,461	1,849,906	305,555	16.5%
Adjusted EBITDA	$2,243,584	$2,019,210	$224,374	11.1%

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Research Solutions, Inc. and Subsidiaries

Henderson, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc. and Subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Developed Technology Asset Acquired and Contingent Earnout Liability Related to Acquisitions of ResoluteAI and Scite

As described in Note 9 to the consolidated financial statements, in July 2023 and December 2023, the Company completed the acquisitions of ResoluteAI and Scite, respectively, for total consideration of $25.9 million, including contingent consideration of $9 million. In connection with the acquisitions, the Company acquired $10.9 million of intangible assets, including $10.8 million for developed technology assets.  The developed technology assets were valued using the multi-

period excess earnings method under the income approach. The present value of projected future cash flows included significant judgment and assumptions regarding projected future revenues, projected expenses, and the discount rate for the technology asset.  The fair value of the contingent earnout liability is calculated using Monte Carlo simulation based on corresponding projected recurring revenue, as defined in the acquisition agreements.

We identified the valuation of the acquired developed technology assets and the contingent earnout liabilities in connection with the acquisitions of ResoluteAI and Scite as a critical audit matter because of the significant judgement by management when developing the fair value estimate of the developed technology assets acquired and the contingent earnout liability.  This required a high degree of auditor judgment and an increased extent of effort, when performing procedures to evaluate the reasonableness of management’s assumptions related to projected future revenues, projected expenses, and the discount rate for the technology asset.

The primary procedures we performed to address this critical audit matter included:

•We evaluated the appropriateness of the valuation methods used to determine the respective fair values.

•	We assessed the reasonableness of forecasted revenue and costs including comparing the forecasts prepared by management to historical revenue and costs.

•We performed procedures to verify the mathematical accuracy of the calculations used by management.

•We examined the acquisition agreements to identify relevant terms of the acquisitions.

•	We assessed the appropriateness of the presentation and disclosure of these accounting elements in the financial statements.

We have served as the Company’s auditor since 2006.

/s/ Weinberg and Company, P.A

Los Angeles, California

September 20, 2024

PCAOB ID: 572

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$6,100,031	$13,545,333
Accounts receivable, net of allowance of $68,579 and $85,015, respectively	6,879,800	6,153,063
Prepaid expenses and other current assets	643,553	400,340
Prepaid royalties	1,067,237	1,202,678
Total current assets	14,690,621	21,301,414

Non-current assets:
Property and equipment, net of accumulated depreciation of $922,558 and $881,908, respectively	88,011	70,193
Intangible assets, net of accumulated amortization of $1,535,310 and $747,355, respectively ($8,343,056 provisional)	10,764,261	462,068
Goodwill ($13,171,486 provisional)	16,315,888	—
Deposits and other assets	981	1,052
Total assets	$41,859,762	$21,834,727

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,843,612	$8,079,516
Deferred revenue	9,023,848	6,424,724
Total current liabilities	17,867,460	14,504,240

Non-current liabilities:
Contingent earnout liability	12,298,114	—
Total liabilities	30,165,574	14,504,240

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,295,373 and 29,487,508 shares issued and outstanding, respectively	32,295	29,487
Additional paid-in capital	38,089,958	29,941,873
Accumulated deficit	(26,309,246)	(22,522,649)
Accumulated other comprehensive loss	(118,819)	(118,224)
Total stockholders’ equity	11,694,188	7,330,487
Total liabilities and stockholders’ equity	$41,859,762	$21,834,727

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Years Ended
	June 30,
	2024	2023

Revenue:
Platforms	$13,956,517	$8,683,246
Transactions	30,667,382	29,020,206
Total revenue	44,623,899	37,703,452

Cost of revenue:
Platforms	2,067,203	1,027,286
Transactions	22,916,530	21,975,275
Total cost of revenue	24,983,733	23,002,561
Gross profit	19,640,166	14,700,891

Operating expenses:
Selling, general and administrative	19,573,438	14,409,634
Depreciation and amortization	836,271	52,649
Total operating expenses	20,409,709	14,462,283

Income (loss) from operations	(769,543)	238,608

Other income	333,088	338,617
Change in fair value of contingent earnout liability	(3,237,071)	—

Income (loss) from operations before provision for income taxes	(3,673,526)	577,225
Provision for income taxes	(113,071)	(5,602)

Net income (loss)	(3,786,597)	571,623

Other comprehensive income (loss):
Foreign currency translation	(595)	3,717
Comprehensive income (loss)	$(3,787,192)	$575,340

Basic income (loss) per common share:
Net income (loss) per share	$(0.13)	$0.02
Weighted average common shares outstanding	28,863,949	26,860,761

Diluted income (loss) per common share:
Net income (loss) per share	$(0.13)	$0.02
Weighted average common shares outstanding	28,863,949	29,139,759

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2024 and 2023

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2022	27,075,648	$27,076	$28,072,855	$(23,094,272)	$(121,941)	$4,883,718

Fair value of vested stock options	—	—	375,189	—	—	375,189

Fair value of vested restricted common stock	2,354,834	2,355	1,416,363	—	—	1,418,718

Forfeited restricted common stock	(65,165)	(65)	65	—	—	—

Fair value of vested unrestricted common stock	36,509	36	68,236	—	—	68,272

Repurchase of common stock	(51,841)	(52)	(104,198)	—	—	(104,250)

Common stock issued upon exercise of stock options	137,523	137	57,363	—	—	57,500

Modification cost of stock options	—	—	56,000	—	—	56,000

Net income for the period	—	—	—	571,623	—	571,623

Foreign currency translation	—	—	—	—	3,717	3,717

Balance, June 30, 2023	29,487,508	29,487	29,941,873	(22,522,649)	(118,224)	7,330,487

Fair value of vested stock options	—	—	140,150	—	—	140,150

Fair value of vested restricted common stock	405,000	405	1,993,957	—	—	1,994,362

Forfeited restricted common stock	(200,000)	(200)	200	—	—	—

Repurchase of common stock	(198,383)	(198)	(554,004)	—	—	(554,202)

Common stock issued upon exercise of stock options	72,234	72	(72)	—	—	—

Common stock issued for acquisition of Scite	2,729,014	2,729	6,546,905	—	—	6,549,634

Modification cost of accelerated vesting of restricted common stock	—	—	20,949	—	—	20,949

Net loss for the period	—	—	—	(3,786,597)	—	(3,786,597)

Foreign currency translation	—	—	—	—	(595)	(595)

Balance, June 30, 2024	32,295,373	$32,295	$38,089,958	$(26,309,246)	$(118,819)	$11,694,188

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2024	2023

Cash flow from operating activities:
Net income (loss)	$(3,786,597)	$571,623
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	836,271	52,649
Fair value of vested stock options	140,150	375,189
Fair value of vested restricted common stock	1,994,362	1,418,718
Fair value of vested unrestricted common stock	—	68,272
Modification cost of accelerated vesting of restricted common stock	20,949	56,000
Adjustment to contingent earnout liability	3,237,071	—
Changes in operating assets and liabilities:
Accounts receivable	(344,020)	(901,518)
Prepaid expenses and other current assets	(164,579)	(124,314)
Prepaid royalties	135,441	(356,026)
Accounts payable and accrued expenses	560,027	1,337,056
Deferred revenue	921,879	886,198
Net cash provided by operating activities	3,550,954	3,383,847

Cash flow from investing activities:
Purchase of property and equipment	(71,510)	(47,209)
Payment for acquisition of Resolute, net of cash acquired	(2,718,253)	—
Payment for acquisition of Scite, net of cash acquired	(7,305,493)	—
Payment for non-refundable deposit for asset acquisition	—	(297,450)
Net cash used in investing activities	(10,095,256)	(344,659)

Cash flow from financing activities:
Proceeds from the exercise of stock options	—	57,500
Common stock repurchase	(554,202)	(104,250)
Payment of contingent acquisition consideration	(351,649)	(50,509)
Net cash used in financing activities	(905,851)	(97,259)

Effect of exchange rate changes	4,851	229
Net increase (decrease) in cash and cash equivalents	(7,445,302)	2,942,158
Cash and cash equivalents, beginning of period	13,545,333	10,603,175
Cash and cash equivalents, end of period	$6,100,031	$13,545,333

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$113,071	$5,602

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$32,022	$138,428

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2024 and 2023

Note 1.   Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of June 30, 2024: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Acquire – Our Article Galaxy® (“AG”) solution allows for research organizations to load their entitlements (subscriptions, discount or token packages, and their existing library of articles) and AG manages those entitlements in the background enabling the researchers to focus on acquiring articles they need quickly and efficiently at the lowest possible cost. When used in conjunction with our discovery Platforms, customers can initiate orders, route orders based on the lowest cost to acquire, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems.

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of June 30, 2023 under these requirements.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of June 30, 2024:

	Year ended June 30, 2024
	Level 1	Level 2	Level 3	Total

Assets
Total assets	$—	$—	$—	$—

Liabilities
Contingent earnout liability	$—	—	$12,298,114	$12,298,114
Total liabilities	$—	$—	$12,298,114	$12,298,114

Our contingent earnout liability related to acquisitions, which are further discussed in Note 9 to the consolidated financial statements, are in the “Level 3” category for valuation purposes.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Allowance for Credit Losses

The Company’s trade accounts receivable are recorded at amounts billed to customers and presented on the balance sheet net of the allowance for estimated credit losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The Company established an allowance for doubtful accounts of $68,579 and $85,015 as of June 30, 2024 and 2023, respectively.

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

Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $294,145 and $1,760,323 at June 30, 2024 and 2023, respectively, was held in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the years ended June 30, 2024 and 2023.

The Company has no customers that represent 10% of accounts receivable at June 30, 2024 and 2023.

The following table summarizes our content costs from our vendors:

	Year Ended
	June 30,
	2024	2023
Vendor A	26%	23%
Vendor B	10%	13%

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2024 and 2023, the Company did not recognize any impairments for its property and equipment.

Revenue Recognition

The Company accounts for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platform (“Platform” and “Platforms”) and the transactional sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Year Ended
	June 30,
	2024		2023
United States	$26,481,085	59.3%	$21,862,582	58.0%
Europe	13,962,285	31.3%	12,716,650	33.7%
Rest of World	4,180,529	9.4%	3,124,220	8.3%
Total	$44,623,899	100%	$37,703,452	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	Year Ended
	June 30,
	2024		2023
United States	$4,125,696	60.0%	$3,727,977	60.6%
Europe	2,082,900	30.2%	1,763,044	28.6%
Rest of World	671,204	9.8%	662,042	10.8%
Total	$6,879,800	100%	$6,153,063	100%

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

Segment reporting

The Company operates in a single segment based on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations in making operational and strategic decisions and assessments of financial performance. The Company’s President has been identified as the CODM.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology, and customer relationships, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations.

Intangible Assets

The Company has certain intangible assets that were initially recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of customer relationships, and developed technology. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of three to ten years.

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. As of June 30, 2024, goodwill that arose from acquisitions of ResoluteAI and Scite (see Note 9) was $16,315,888. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at June 30. Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $21,395 and a gain of $121,953 for the years ended June 30, 2024 and 2023, respectively. Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $294,145 and $1,760,323 at June 30, 2024 and 2023, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Year Ended
	June 30,
	2024	2023
Period end Euro : US Dollar exchange rate	1.07	1.09
Average period Euro : US Dollar exchange rate	1.08	1.05

Period end GBP : US Dollar exchange rate	1.26	1.27
Average period GBP : US Dollar exchange rate	1.26	1.20

Period end Mexican Peso : US Dollar exchange rate	0.05	0.06
Average period Mexican Peso : US Dollar exchange rate	0.06	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. At June 30, 2024 potentially dilutive securities include options to acquire 2,788,625 shares of common stock and unvested restricted common stock of 1,957,726. At June 30, 2023 potentially dilutive securities include options to acquire 2,909,574 shares of common stock and unvested restricted common stock of 2,477,794. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the year ended June 30, 2024 because all stock options, warrants, and unvested restricted common stock are anti-dilutive. For the year ended June 30, 2023, the calculation of diluted earnings per share include unvested restricted common stock, stock options and warrants, calculated under the treasury stock method.

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

Recently Issued Accounting Pronouncements

In March 2023, FASB issued ASU 2024-01 to amend the guidance in ASC 718 Compensation—Stock Compensation (Topic 718). Some entities compensate employees or other service providers by granting profits interest awards, which generally give the grantee an opportunity to participate in future profits and/or equity appreciation of the entity but do not give them rights to existing net assets of the entity. ASU 2024-01 adds an example showing how to apply the scope guidance in ASC 718 to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not currently anticipate that the guidance will have a material impact on its financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for the Company on July 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

Note 3.   Property and Equipment

Property and equipment consists of the following as of June 30, 2024 and 2023:

	June 30,	June 30,
	2024	2023
Computer equipment	$687,307	$628,200
Software	282,080	282,080
Furniture and fixtures	41,182	41,821
Total	1,010,569	952,101
Less accumulated depreciation	(922,558)	(881,908)
Net, Property and equipment	$88,011	$70,193

Depreciation expense for the years ended June 30, 2024 and 2023 was $48,316 and $28,329, respectively.

Note 4.   Intangible Assets

Intangible assets consist of developed technology and customer relationships acquired in the acquisition of ResoluteAI effective July 28, 2023 and Scite effective December 1, 2023, and are stated at cost less accumulated amortization. The developed technology and customer relationships are being amortized over the estimated average useful lives of 3 to 10 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense for the years ended June 30, 2024 and 2023 was $787,955 and $24,320, respectively. Amortization expense expected to be recognized is approximately $1,170,000 annually in 2025 through 2029 and approximately $4,930,000 thereafter.

Intangible assets consist of the following as of June 30, 2024 and 2023:

	June 30,	June 30,
	2024	2023
Developed technology	$10,800,000	$—
Customer relationships	170,000	—
Customer lists	1,313,146	1,192,998
Intellectual property licenses	16,425	16,425
Total	12,299,571	1,209,423
Less accumulated amortization	(1,535,310)	(747,355)
Net, Intangible assets	$10,764,261	$462,068

Note 5.   Line of Credit

On April 15, 2024, the Company entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, the Company entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2025 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of June 30, 2024.

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

Note 6.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2024, there were 1,037,993 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at July 1, 2022	3,182,872	$1.79	2,999,974	$1.75	182,898	$2.49
Granted	200,000	2.15	—	—	200,000	2.15
Options vesting	—	—	336,834	2.28	(336,834)	2.28
Exercised	(307,298)	1.31	(307,298)	1.31	—	—
Forfeited	(166,000)	1.81	(163,917)	1.79	(2,083)	3.92
Outstanding at June 30, 2023	2,909,574	$1.87	2,865,593	$1.86	43,981	$2.47
Granted	257,934	2.73	—	—	257,934	2.73
Options vesting	—	—	42,729	2.47	(42,729)	2.47
Exercised	(373,883)	1.99	(373,883)	1.99	—	—
Forfeited	(5,000)	2.67	(4,583)	2.67	(417)	2.67
Outstanding at June 30, 2024	2,788,625	$1.93	2,529,856	$1.85	258,769	$2.73

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2024 and 2023.

	Years Ended
	June 30,
	2024	2023
Expected dividend yield	—%	—%
Risk-free interest rate	4.00%	3.76%
Expected life (in years)	5	5
Expected volatility	50%	56%

The weighted average remaining contractual life of all options outstanding as of June 30, 2024 was 5.08 years. The remaining contractual life for options vested and exercisable at June 30, 2024 was 4.63 years. Furthermore, the aggregate intrinsic value of options outstanding as of June 30, 2024 was $1,920,882, and the aggregate intrinsic value of options vested and exercisable as of June 30, 2024 was $1,920,582, in each case based on the fair value of the Company’s common stock on June 30, 2024.

During the year ended June 30, 2024, the Company granted 257,934 options to directors with a fair value of $340,473 which amount will be amortized over the vesting period. The total fair value of options that vested during the year ended June 30, 2024 was $140,150 and was included in selling, general and administrative expenses in the accompanying statement of operations. As of June 30, 2024, the amount of unvested compensation related to the unvested options was $256,321 which will be recorded as an expense in future periods as the options vest. During the year ended June 30, 2024, the Company issued 72,234 net shares of common stock upon the exercise of options underlying 373,883 shares of common stock.

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

Additional information regarding stock options outstanding and exercisable as of June 30, 2024 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	1.43	225,000
0.77	25,000	0.13	25,000
0.80	16,000	1.14	16,000
0.90	15,000	1.10	15,000
1.00	15,000	0.69	15,000
1.05	305,000	2.15	305,000
1.09	40,000	1.90	40,000
1.10	105,000	1.00	105,000
1.20	247,000	3.39	247,000
1.59	25,000	3.86	25,000
2.10	238,767	7.61	238,767
2.13	216,708	6.39	216,708
2.15	200,000	8.45	200,000
2.17	35,955	6.87	35,955
2.19	5,000	7.56	4,165
2.40	284,000	4.38	284,000
2.43	61,250	6.93	61,250
2.45	89,500	6.10	89,500
2.49	78,435	5.92	78,435
2.50	20,000	4.88	20,000
2.64	30,882	7.10	30,882
2.67	28,194	7.22	28,194
2.73	257,934	9.44	—
2.99	8,000	5.87	8,000
3.13	208,000	5.37	208,000
3.50	8,000	5.62	8,000
Total	2,788,625		2,529,856

Restricted Common Stock

Prior to July 1, 2022, the Company issued 2,829,758 shares of restricted common stock to employees valued at $3,836,194, of which $3,060,741 had been recognized as an expense. As of June 30, 2022, 400,092 of these shares with a grant date fair value of $775,453 had not yet vested.

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

During the year ended June 30, 2024, the Company issued an additional 405,000 shares of restricted stock to employees with an aggregate fair value of $925,900. Of this amount, 155,000 shares vest over a three-year period, with a one-year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of these stock awards was $417,700 based on the market price of our common stock ranging from $2.24 to $2.73 per share on the date of grant, which will be amortized over the range of a three-year vesting period. The remaining 250,000 shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP.

The LTEBP replaced the previous restricted stock compensation program for executives. It spans 5 years and is designed to better serve stockholder interests by aligning key executive compensation with stockholder value. Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

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

As the vesting of the 250,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $508,200, computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 0.68 to 2.51 years. The total fair value of restricted common stock vesting and expenses related to amortization of the fair value of the LTEBP during the year ended June 30, 2024 was $1,994,362 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of June 30, 2024, the amount of unvested compensation related to issuances of restricted common stock was $1,375,199, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date. When calculating net loss per share, the 1,957,726 shares are considered antidilutive and are excluded from that calculation.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2022	400,092	775,453	$2.38
Granted	2,354,834	3,478,878	1.48
Vested	(211,967)	(1,418,717)	2.42
Forfeited	(65,165)	(123,953)	2.15
Non-vested, June 30, 2023	2,477,794	$2,711,661	$1.52
Granted	405,000	925,900	2.29
Vested	(725,068)	(1,994,362)	1.70
Forfeited	(200,000)	(268,000)	1.40
Non-vested, June 30, 2024	1,957,726	$1,375,199	$1.63

Common Stock Repurchase and Retirement

Effective as of March 19, 2024, the Compensation Committee of our Board of Directors authorized the repurchase, on the last day of each trading window during which the outstanding awards remain outstanding and otherwise in accordance with our insider trading policies, of an aggregate value not exceeding $750,000, in addition to the prior remaining balance of outstanding common stock of $82,347 (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards through the end of fiscal year 2025. The actual number of shares repurchased will be determined by applicable employees in their discretion and will depend on their evaluation of market conditions and other factors. As of June 30, 2023, $151,095 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the years ended June 30, 2024 and 2023, the Company repurchased 198,383 and 51,841 shares of our common stock under the repurchase plan at an average price of approximately $2.79 and $2.01 per share, respectively, for an aggregate amount of $554,202 and $104,250, respectively. As of June 30, 2024, $346,893 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
September 2022	9,659	$1.87	—	$237,283
December 2022	16,141	$1.90	—	206,616
March 2023	12,785	$2.02	—	180,789
June 2023	13,256	$2.24	—	151,095
Year ended June 30, 2023	51,841	$2.01	—	$151,095

September 2023	18,603	$2.48	—	$104,960
December 2023	8,501	$2.66	—	82,347
March 2024	159,044	$2.85	—	379,071
June 2024	12,235	$2.63	—	346,893
Year ended June 30, 2024	198,383	$2.79	—	$346,893

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

Note 8.   Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2024 and 2023:

	Years Ended
	June 30,
	2024	2023
Current
Federal	$—	$—
State	21,143	3,806
Foreign (Mexico)	91,928	1,796
Deferred
Federal	—	—
Foreign	—	—
State	—	—
Provision for income tax expense	$113,071	$5,602

During the year ended June 30, 2024, the Company recorded a provision for income tax expense of $113,071, which consisted of $21,143 in state income tax payments and $91,928 in foreign (Mexico) income tax payments. During the year ended June 30, 2023, the Company recorded a provision for income tax expense of $5,602 which consisted of $3,806 in state income tax payments and $1,796 in foreign (Mexico) income tax payments.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended
	June 30,
	2024	2023
Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	1.7%	5.0%
Permanent differences	(70.5)%	(3.4)%
Change in valuation allowance	44.8%	(21.8)%
Effective income tax rate	(2.9)%	0.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2024 and 2023 are as follows:

	June 30,	June 30,
	2024	2023
Deferred tax assets:
Federal net operating loss carryforward	$3,512,478	$2,074,080
State net operating loss carryforward	531,098	171,716
Intangibles amortization	—	148,404
Stock based compensation	1,440,562	2,250,149
Other	34,571	211,219
Total deferred tax assets	5,518,709	4,855,568
Deferred tax liability:
Fixed asset depreciation	(2,386,241)	(73,224)
Net deferred tax assets	3,132,468	4,782,344
Less valuation allowance	(3,132,468)	(4,782,344)
	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2024 and 2023 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2024 was a decrease of $1,649,876.

At June 30, 2024 and 2023, the Company had federal net operating loss (“NOL”) carryforwards of approximately $16,726,000 and $15,650,000, respectively, and state NOL carryforwards of approximately $7,748,000 and $6,560,000, respectively. Federal NOLs generated prior to and after 2018 can be carried forward indefinitely with some limitations. State NOLs will begin to expire in 2026.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2024 and 2023, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2024 and 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

Company is subject to taxation in the United States and various states and Mexico. The Company is subject to United States federal or state income tax examinations by tax authorities for fiscal years after 2017.

Note 9. Acquisition

Current Year Business Combinations

ResoluteAI

On July 28, 2023, the Company acquired 100% of the outstanding stock of Resolute Innovation, Inc. (“ResoluteAI”), a Delaware corporation, an advanced search platform that equips organizations with search, discovery and knowledge management tools that are powered by artificial intelligence (“AI”) and neuro-linguistic programming (“NLP”) technologies. The total purchase consideration for ResoluteAI, net of cash acquired, was approximately $4.7 million. The consideration included an initial payment of $2.8 million, a holdback of $0.1 million and a contingent earnout that had an initial fair value of $1.8 million. The Company’s revaluation of the earnout resulted in a fair value of $0 as of June 30, 2024. The contingent earnout payment will be based upon the product of three and one half multiplied by ending annual recurring revenue as of January 31, 2025 less the agreed upon Enterprise Value of $3.4 million.

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

The total purchase consideration for Scite, net of cash acquired, was approximately $21.1 million. The consideration included an initial payment of $7.2 million in cash, $6.5 million in stock, a holdback of $0.2 million and a contingent earnout that had an initial fair value of $7.2 million. The Company’s revaluation of the earnout resulted in a fair value of $12.2 million as of June 30, 2024.

The Company utilized the acquisition method of accounting for the acquisition in accordance with ASC 805, Business Combinations, and allocated the purchase price to ResoluteAI’s and Scite’s tangible assets, identifiable intangible assets, and assumed liabilities at their estimated fair values as of the date of acquisition. The fair value assigned to the developed technology and customer relationships were determined using the multi-period excess earnings method, which estimates the direct cash flow expected to be generated from the existing customers acquired. The cash flows were based on estimates used to value the acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model, as well as the weighted average cost of capital.

The valuation assumptions took into consideration the Company’s estimates of customer attrition and revenue growth projections. The excess of the purchase price paid by the Company over the estimated fair value of identified tangible and intangible assets has been recorded as goodwill. Goodwill also represents the future benefits as a result of the acquisitions that the Company believes will enhance the Company’s product offerings and lineup available to both new and existing customers and generate future synergies within the software and related services business.

At the date of the acquisition and as of this Annual Report on Form 10-K, management has not yet finalized its valuation analysis related to Scite acquisition. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments through the purchase price measurement period would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets.

The following table represents the Company’s allocation of the total purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of ResoluteAI and Scite on the date of acquisition:

In thousands	ResoluteAI	Scite
Fair value of consideration
Cash	$2,774	$7,217
Holdback cash paid	125	175
Common Stock (2,729,014 shares at $2.40 per share)	—	6,549
Contingent earn-out	1,867	7,194
Total purchase price	4,766	21,135

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	59	—
Accounts receivable	162	109
Prepaid expenses	43	—
Accounts payable and accrued expenses	(33)	—
Deferred revenue	(649)	(997)
Other current liabilities	(60)	(18)
Net tangible assets	(478)	(906)

Intangible assets:
Developed technology	2,000	8,800
Customer relationships	100	70
Net identifiable intangible assets	2,100	8,870

Goodwill	3,144	13,171

Fair value of net assets acquired	$4,766	$21,135

Prior Year Asset Acquisition

FIZ

On September 28, 2022, Reprints Desk entered into an asset purchase agreement with FIZ Karlsruhe – Leibniz-Institut für Informationsinfrastruktur GmbH (“FIZ”). FIZ delivers STM content pursuant to various contracts with its customers through its AutoDoc platform. FIZ agreed to assign and transfer to Reprints Desk certain of these contracts effective January 1, 2023 (the “Sold Contracts”).

On September 30, 2022, Reprints Desk made a non-refundable payment of $297,450 (€300,000) (the “Base Amount”) as initial consideration for the asset purchase. As of June 30, 2024, Reprints Desk has paid $64,578 in contingent consideration for customers that have their Sold Contracts assumed by Reprints Desk in comparison to the trailing twelve months of revenue of all Sold Contracts (the “Base Amount Plus”). As of June 30, 2024, $161,976 in contingent consideration was recorded for customers that placed an order and have consented to have their contract assumed by Reprints Desk (the “Bonus Amount”). As of June 30, 2024, $96,121 and $116,364 of Bonus Amount payments were made for the 2023 fiscal year and 2024 fiscal year, respectively. The Bonus Amount is based upon the collectable service fee that FIZ would have received from these customers. Contingent consideration for the Bonus Amount will continue to be paid in arrears through the quarter ending December 31, 2025.

The current contingent consideration for the Base Amount Plus and the Bonus Amount is recorded as a short-term liability on the balance sheet. At June 30, 2024, the Base Amount, the Base Amount Plus and the Bonus Amount were recorded as intangible assets on the balance sheet with an estimated average useful life of 10 years.

The following sets out the unaudited pro forma operating results for the year ended June 30, 2024 and 2023 for the Company had the acquisitions occurred as of July 1, 2022. These amounts include amortization of intangible assets:

	Pro Forma (Unaudited)
	Year ended June 30,
	2024	2023

Revenue	$46,083,535	$38,824,651
Cost of revenue	25,091,938	23,202,113
Gross profit	20,991,597	15,622,538

Total operating expenses	21,572,819	15,851,599

Loss from operations	(581,222)	(229,061)

Other income (expense)	(2,902,981)	338,617

Income (loss) from operations before provision for income taxes	(3,484,203)	109,556
Provision for income taxes	(113,071)	(5,602)

Pro Forma Net income (loss)	$(3,597,274)	$103,954
Pro Forma Net income (loss) per weighted average share, basic	$(0.12)	$—
Pro Forma Net income (loss) per weighted average share, diluted	$(0.12)	$—

Note 10. Subsequent Events

Stock Options

On August 6, 2024, the Company issued 250,000 shares of restricted common stock under the long-term equity bonus plan, or LTEBP.

On August 9, 2024, the Company issued 7,105 shares of common stock upon the exercise of stock options underlying 10,000 shares of common stock on a cashless basis.

On August 13, 2024, the Company issued 10,674 shares of common stock upon the exercise of stock options underlying 15,000 shares of common stock on a cashless basis.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2024, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control–- Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2024.

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

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of September 13, 2024:

Name	Age	Position	Date of Appointment
Roy W. Olivier	66	President and Chief Executive Officer, and Director	March 29, 2021
William Nurthen	51	Chief Financial Officer and Secretary	October 4, 2021
Scott Ahlberg	61	Chief Operating Officer	July 1, 2007
Shane Hunt	47	Chief Revenue Officer	May 18, 2022
John Regazzi (1)	75	Lead Independent Director	June 22, 2015
Barbara J. Cooperman (2)	69	Director	February 8, 2022
Gen. Merrill McPeak (3)	88	Director	November 5, 2010
Jeremy Murphy (4)	41	Director	November 14, 2023
Kenneth L. Gayron (5)	54	Director	December 4, 2023
(1)	Chairman of the Board and member of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee
(2)	Chair of the Compensation Committee and member of the Nominating and Governance Committee
(3)	Member of Audit Committee, Compensation Committee, and Nominating and Governance Committee
(4)	Chair of the Nominating and Governance Committee and member of the Audit Committee
(5)	Chair of the Audit Committee and member of the Compensation Committee

Roy W. Olivier – Chief Executive Officer and President, and Director

Mr. Olivier was named Interim Chief Executive Officer and President on March 29, 2021 and was formally appointed as Chief Executive Officer and President on October 4, 2021. Mr. Olivier has been a member of the Company's Board of Directors since January 2018. Before joining Research Solutions/Reprints Desk, Mr. Olivier served as CEO of ARI Network Services, a leading provider of SaaS tools and marketing services, growing the business from less than 80 employees to over 1,200 and increasing revenues from under $15 million to over $100 million through accelerated organic growth and acquisitions. Earlier in his career, he served as VP of Sales and Marketing for ProQuest Media Solutions (now Snap-on Inc.) and held executive and senior management positions at multiple companies across the telecommunications and computer industries including Multicom Publishing, Tandy Corporation, BusinessLand and PacTel. Our board of directors concluded that Mr. Olivier should serve as a director in light of his extensive experience in management and the information services industry.

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

Shane Hunt – Chief Revenue Officer

Mr. Hunt provides leadership resulting in the acquisition and development of healthy long-term relationships with the Company's cloud-based software customers and ensures the daily satisfaction of users across R&D-driven organizations in life sciences, technology and academia worldwide. Mr. Hunt has nearly 20 years of industry experience and was co-founder of 4 Research Solutions Inc., a boutique information industry start-up that the Company acquired in 2012. Mr. Hunt attended California State University, Chico for his undergraduate and graduate studies in Psychology.

John Regazzi – Chairman of the Board

Mr. Regazzi was appointed to our board of directors on June 22, 2015, and served as Chairman of the Board from August 20, 2015 through March 29, 2021, and Lead Independent Director from 2021 through 2023, when he was again designated Chairman of the Board. Mr. Regazzi is an information services and IT industry innovator, with more than four decades of experience. He is currently managing director of Akoya Capital Partners, a sector-focused private investment firm, where for the last few years he has served as its professional information services sector leader. He has also been a professor at the Long Island University’s College of Education, Information and Technology since 2005, and has served as dean of LIU’s College of Information and Computer Science. Before joining Akoya Capital Partners, Mr. Regazzi served for several years as CEO of Elsevier Inc. and managing director of the NYSE-listed Reed Elsevier, the world’s largest publisher and information services company for journal and related scientific, technical and medical content. At Reed Elsevier, he oversaw its expansive electronic publishing portfolio, with a program staff of 3,000 and revenues exceeding $1 billion. He was previously CEO of Engineering Information, which he helped turn around before being acquired by Reed Elsevier. As a recognized industry thought leader, Mr. Regazzi has designed, launched, and managed some of the most innovative and well-known information services in the professional communities, including the Engineering Village, Science Direct, Scirus and Scopus, as well as numerous other electronic information services dating back to the early days of the online and CD-ROM industries. Mr. Regazzi has served on a variety of corporate and industry boards, including the British Standards Institute Group and the American Institute of Physics, and he served as chairman of the board of National Technical Information Service, a division of the U.S. Department of Commerce. He currently serves as chairman of DiSTI and Convergered Security Solutions (CSS), both Akoya portfolio companies. Mr. Regazzi earned his B.S. from St. Johns University, M.A. from University of Iowa, M.S. from Columbia University, and Ph.D. in Information Science from Rutgers University. Our board of directors concluded that Mr. Regazzi should serve as a director in light of his extensive experience in the information services industry.

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

Jeremy Murphy – Director

Jeremy Murphy was appointed to our board of directors on November 14, 2023. Mr. Murphy is the current COO & President at ClickTripz, the leading contextual ad network for the travel industry, which each month delivers tens of millions of travel-intenders to the world’s largest travel websites. At ClickTripz, Mr. Murphy has orchestrated pioneering new b2b software from ideation to roll-out, including the first AI-powered conversational advertisement trained to be an expert on each advertiser’s product offering by leveraging state-of-the-art document indexing and language models. Previously, he co-founded TheSuitest, a hotel data-analytics platform featured in the NYTimes, The Today Show and elsewhere for using natural language processing to compare and quantify hotel accommodations. TheSuitest was successfully acquired by ClickTripz in 2015. Prior to his current role, Mr. Murphy had significant experience in various crucial positions at prominent financial institutions. Mr. Murphy was an analyst in the Investment Management Division of Goldman Sachs & Co. as part of a team responsible for nearly $10 billion in assets. Mr. Murphy later worked as a risk manager and analyst for the investment arm of the Gulf Bank of Kuwait and its controlling shareholder. Our board of directors determined that Mr. Murphy would make a beneficial addition to our board of directors in light of his AI experience, software expertise and analytics background.

Kenneth L. Gayron – Director

Kenneth L. Gayron was appointed to our board of directors on November 14, 2023. Mr. Gayron serves as the Chief Financial Officer and EVP of Avid Technology. Mr. Gayron previously served as the Interim CEO and CFO at Numerex Corp., where he successfully managed a public turnaround of Numerex’s business model. This culminated in a successful merger with Sierra Wireless which was approved by over 99% of public shareholders. As a result, Mr. Gayron delivered a 15% shareholder return over the two-year period. Mr. Gayron was also responsible for Numerex’s Global Financial Organization, including accounting, SEC reporting, financial planning, tax, treasury, capital markets and investor relations. Prior to Numerex, Mr. Gayron served as the Chief Financial Officer at Osmotica Pharmaceutical Corp. During his three-year tenure, he drove 300% improvement in profitability and created $300 million in enterprise value. Mr. Gayron also lead a strategic M&A exit with the CEO which resulted in a $650 million valuation. Mr. Gayron began his career as the VP Finance and Treasurer at Sensus. Mr. Gayron then became the Treasurer at Nuance Communications. Mr. Gayron received his MBA in finance from Cornell Johnson Graduate School of Management and his Bachelor of Science in finance from Boston College. Our board of directors determined that Mr. Gayron would make a beneficial addition to our board of directors in light of his software development expertise and finance background.

Term of Office

Each director serves until our next annual meeting or until his or her successor is duly elected and qualified. Each executive officer is elected by our board of directors and serves at its discretion.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed to report transactions occurring during the fiscal year ended June 30, 2024 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with except as follows: Mr. Derycz failed to timely file four Form 4s reporting fourteen transactions and one Form 5 reporting one transaction and Mr. Nurthen failed to timely file one Form 4 reporting one transaction.

Audit Committee Financial Expert

Our board of directors has a separately designated standing Audit Committee, comprised of Mr. Gayron (Chair), Gen. McPeak, Mr. Murphy and Mr. Regazzi, each of whom our board of directors has determined to be an independent director as that term is defined in the applicable rules for companies traded on Nasdaq. Our board of directors has determined that Mr. Gayron qualifies as an “audit committee financial expert” as defined under SEC rules.

Code of Ethics

Our board of directors has adopted a Code of Ethical Conduct that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The code is available in the Corporate Governance – Code of Ethical Conduct section of our website, www.researchsolutions.com.

Clawback Policy

Effective November 14, 2023, our board of directors adopted a Compensation Recovery Policy, whereby we may seek the recovery or forfeiture of incentive compensation paid by us, including cash, equity or equity-based compensation, in the event we restate our financial statements under certain circumstances (the “Clawback Policy”), in accordance with the applicable rules of Nasdaq and Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended. The Clawback Policy applies to our Section 16 officers, any employee who was eligible to receive incentive compensation and whose conduct contributed to the need for a restatement, and any other former Section 16 officer or other employee who contributed to the need for such restatement. Our Clawback Policy is administered by our Compensation Committee, and the Compensation Committee has the authority, in accordance with the applicable laws, rules and regulations, to interpret and make determinations necessary for the administration of the Clawback Policy, and may forego recovery in certain instances. The full text of our Clawback Policy is included as Exhibit 97.1 to this annual report.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2024 and 2023

				Stock		All other
Name and principle	Fiscal	Salary	Bonus	awards		compensation	Total
Position	Year	($)	($)	($)		($)	($)
Roy W. Olivier	2024	400,000	188,600	—		19,215	607,815
President and Chief Executive Officer, and Director	2023	400,000	105,600	857,000	(1) (2)	17,734	1,380,334

William Nurthen	2024	333,333	155,875	111,200	(3)	19,082	619,490
Chief Financial Officer and Secretary	2023	310,000	76,000	468,926	(4) (5)	19,058	873,984

Scott Ahlberg	2024	240,400	96,600	—		24,365	361,365
Chief Operating Officer	2023	240,400	73,600	265,801	(6) (7)	22,109	601,910
(1)	Represents the grant date fair value of 79,897 shares of restricted stock granted on August 19, 2022. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(2)	Represents the grant date fair value of 500,000 shares of restricted stock granted on October 31, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The grant date fair value was computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.43 to 2.59 years.

(3)	Represents the grant date fair value of 50,000 shares of restricted stock granted on December 6, 2023 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The grant date fair value was computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 0.68 to 2.25 years.
(4)	Represents the grant date fair value of 24,601 shares of restricted stock granted on August 19, 2022. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.

(5)	Represents the grant date fair value of 300,000 shares of restricted stock granted on October 31, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The grant date fair value was computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.43 to 2.59 years.

(6)	Represents the grant date fair value of 28,454 shares of restricted stock granted on August 19, 2022. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with a one year cliff vesting period, and remains subject to forfeiture if vesting conditions are not met.
(7)	Represents the grant date fair value of 150,000 shares of restricted stock granted on October 31, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The grant date fair value was computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.43 to 2.59 years.

Employment Agreements

Roy W. Olivier

On March 29, 2021, we entered into an executive employment agreement with Mr. Olivier. Under the terms of the executive employment agreement, Mr. Olivier agreed to serve as our Interim Chief Executive Officer and President on an at-will basis. The term of the agreement ended on September 21, 2021, and it was amended and restated on October 4, 2021 to formally appoint Mr. Oliver as Chief Executive Officer and President. The agreement provides for a base salary of at least $371,520 per year, subject to annual review and adjustment by the Board, and participation in an executive bonus plan as determined by the Board. No part of Mr. Olivier’s salary is allocated to his duties as a director of our company.

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

William Nurthen

On October 4, 2021, we entered into an executive employment agreement with Mr. Nurthen which has an indefinite period. Under the terms of the executive employment agreement, Mr. Nurthen has agreed to serve as our Chief Financial Officer on an at-will basis. The agreement provides for a base salary of $284,000 per year, subject to annual review and increase by our chief executive officer and Compensation Committee, and participation in an executive bonus plan as determined by the Board.

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

Scott Ahlberg

On July 1, 2013, we entered into an executive employment agreement with Mr. Ahlberg which was subsequently amended effective June 30, 2023. Under the terms of the executive employment agreement, Mr. Ahlberg has agreed to serve as Chief Operating Officer on an at-will basis. The term of the agreement ends on June 30 of each year, subject to automatic renewal for subsequent one-year periods unless Reprints Desk provides written notice of non-renewal to Mr. Ahlberg at least thirty (30) days prior to the expiration of the then-current term, and subject to earlier termination in accordance with the other provisions of Mr. Ahlberg’s executive employment agreement. The agreement provides for a base salary of $240,400 per year, subject to adjustment from time to time, and participation in an executive bonus plan as determined by the Board.

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

Shane Hunt

On November 1, 2012, we entered into an executive employment agreement with Mr. Hunt which was subsequently amended on June 30, 2022. Under the terms of the executive employment agreement, as amended, Mr. Hunt has agreed to serve as Chief Revenue Officer on an at-will basis. The term of the agreement is indefinite unless terminated by either party subject to the provisions of the employment agreement. The agreement provides for a base salary of $225,000 per year, subject to adjustment from time to time, and participation in a bonus plan based upon company sales and retention, and executive bonus plan as determined by the Board.

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

Outstanding Equity at Fiscal Year Ended June 30, 2024

The following table sets forth information regarding stock options, warrants and other stock awards (restricted stock) for each named executive officer as of June 30, 2024.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2024

	Number of	Number of
	securities	securities			Stock Awards:		Stock Awards:
	underlying	underlying	Option/	Option/	Number of		Market value of
	unexercised	unexercised	Warrant	Warrant	shares of stock		shares of stock
	options/warrants	options/warrants	exercise	expiration	that have not		that have not
Name	exercisable (#)	unexercisable (#)	price ($)	date (1)	vested (#)		vested ($)
Roy W. Olivier	50,000	—	$2.40	11/13/2028	—		—
	50,000	—	$3.13	11/12/2029	—		—
	50,000	—	$2.13	11/17/2030	—		—
	—	—	—	—	1,180	(2)	$2,583	(3)
	—	—	—	—	2,460	(4)	$5,167	(5)
	—	—	—	—	4,145	(6)	$7,750	(7)
	—	—	—	—	26,632	(8)	51,667	(9)
	—	—	—	—	400,000	(12)	561,600	(13)
William Nurthen	—	—	—	—	31,250	(10)	$81,563	(11)
	—	—	—	—	913	(4)	$1,917	(5)
	—	—	—	—	1,538	(6)	$2,875	(7)
	—	—	—	—	8,200	(8)	$15,909	(9)
	—	—	—	—	240,000	(12)	$336,960	(13)
					40,000	(14)	$88,960	(15)
Scott Ahlberg	—	—	—	—	435	(2)	$952	(3)
	—	—	—	—	919	(4)	1,929	(5)
	—	—	—	—	1,538	(6)	2,875	(7)
	—	—	—	—	9,485	(8)	$18,400	(9)
	—	—	—	—	120,000	(12)	$168,480	(13)

(1)Stock options expire ten years from the grant date.

(2)	The restricted stock was granted on December 2, 2021 and vest over a three year period, with a one year cliff vesting period.

(3)Based on a market closing price per share of common stock of $2.19 on December 2, 2021.

(4)	The restricted stock was granted on February 8, 2022 and vest over a three year period, with a one year cliff vesting period.

(5)Based on a market closing price per share of common stock of $2.10 on February 8, 2022.

(6)	The restricted stock was granted on May 10, 2022 and vest over a three year period, with a one year cliff vesting period.

(7)Based on a market closing price per share of common stock of $1.87 on May 10, 2022.

(8)	The restricted stock was granted on August 19, 2022 and vest over a three year period, with a one year cliff vesting period.

(9)Based on a market closing price per share of common stock of $1.94 on August 19, 2022.

(10)	The restricted stock was granted on October 4, 2021 and vest over a four year period, with a one year cliff vesting period.

(11)Based on a market closing price per share of common stock of $2.61 on October 4, 2021.

(12)	The restricted stock was granted on October 31, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”).
(13)	Based on fair value computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.43 to 2.59 years.
(14)	The restricted stock was granted on December 6, 2023 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”).
(15)	Based on fair value computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 0.68 to 2.25 years.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended June 30, 2024 and 2023

		Fees	Warrant
		earned	and
		or paid	Option
	Fiscal	in cash	Awards
Name	Year	($)	($)	Total ($)
John Regazzi (1)	2024	36,000	66,000	102,000
	2023	36,000	55,500	91,500
Gen. Merrill McPeak (2)	2024	18,000	66,000	84,000
	2023	18,000	55,500	73,500
Barbara J. Cooperman (3)	2024	18,000	66,000	84,000
	2023	18,000	55,500	73,500
Jeremy Murphy (4)	2024	15,000	79,381	94,381
	2023	—	—	—
Kenneth L. Gayron (5)	2024	10,500	63,092	73,592
	2023	—	—	—

(1)Outstanding equity awards as of June 30, 2024 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.73 per share, 50,000 shares of common stock at an exercise price of $2.15 per share, 100,000 shares of common stock at $2.10 per share, 100,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.20, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 150,000 shares of common stock at an exercise price of $0.70 per share, options to purchase 16,000 shares of common stock at an exercise price of $0.80 per share and options to purchase 30,000 shares of common stock at an exercise price of $1.10 per share.

(2)Outstanding equity awards as of June 30, 2024 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.73 per share, 50,000 shares of common stock at an exercise price of $2.15 per share, 50,000 shares of common stock at an exercise price of $2.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $1.05 per share, and options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share.

(3)Outstanding equity awards as of June 30, 2024 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.73, 50,000 shares of common stock at an exercise price of $2.15 and options to purchase 38,767 shares of common stock at an exercise price of $2.10 per share.

(4) Outstanding equity awards as of June 30, 2024 consists of options to purchase 60,137 shares of common stock at an exercise price of $2.73.

(5) Outstanding equity awards as of June 30, 2024 consists of options to purchase 47,797 shares of common stock at an exercise price of $2.73.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 13, 2024, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 13, 2024. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 10624 S. Eastern Ave., Ste. A-614, Henderson, NV 89052. Applicable percentage ownership in the following table is based on 32,563,152 shares of common stock outstanding as of September 13, 2024 plus, for each person, any securities that person has the right to acquire within 60 days of September 13, 2024.

	Shares
	Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	of Shares
Greater than 5% Shareholder:
Needham Investment Management, LLC (1) 250 Park Avenue, 10th Floor New York, NY 10177	2,725,000	8.4%
Peter Victor Derycz 2355 Westwood Boulevard, #739 Los Angeles, CA 90064	2,679,129	8.3%
Cove Street Capital, LLC (2) 525 South Douglas Street, Suite 225 El Segundo, CA 90245	2,619,792	8.0%
Richard H. Witmer, Jr. 16 Fort Hills Lane Greenwich, CT 06831	2,608,448	8.0%
Directors and Executive Officers:
Roy W. Olivier (3)	809,808	2.5%
William Nurthen (4)	430,273	1.3%
Scott Ahlberg (5)	569,218	1.7%
Shane Hunt (6)	507,135	1.6%
John Regazzi (7)	1,143,500	3.4%
Gen. Merrill McPeak (8)	884,608	2.7%
Barbara Cooperman (9)	88,767	* %
Jeremy Murphy (10)	—	* %
Kenneth L. Gayron (11)	—	* %
All Directors and Executive Officers as a group (9 persons) (12)	4,433,309	12.9%

* Less than 1%

(1)

Includes 1,700,000 shares of Common Stock held by Needham Investment Management LLC, of which each of Needham Asset Management, LLC and George A. Needham may be considered a control person, Needham Asset Management LLC, Needham Aggressive Growth Fund, and George A. Needham (the “Needham Investors”).

The foregoing information regarding the Needham Investors is based solely on Schedule 13F, filed by the Needham Investment Management, LLC with the SEC on August 14, 2024.

(2)	The foregoing information regarding Cove Street Capital, LLC is based solely on Schedule 13F, filed by Cove Street Capital, LLC with the SEC on July 18, 2024.
(3)

Includes shares underlying options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, and options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, and 434,417 shares of unvested restricted stock. Of this amount, 34,417 shares of the restricted stock vests over a three-year period, with one-year cliff vesting period and remains subject to forfeiture if vesting conditions are not met. The remaining 400,000 shares of unvested restricted stock were granted on October 31, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”).

(4)

Includes 321,901 shares of unvested restricted stock. Of this amount, 31,250 shares of the restricted stock vests over a four-year period, with a one-year cliff vesting period and remains subject to forfeiture if vesting conditions are not met. 10,651 shares of the restricted stock vests over a three-year period, with a one-year cliff vesting period and remains subject to forfeiture if vesting conditions are not met. The remaining 280,000 shares of unvested restricted stock were granted on October 31, 2022 and December 6, 2023 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”).

(5)

Includes 132,375 shares of unvested restricted stock. Of this amount 12,375 shares of the restricted stock vests over a three-year period, with a one-year cliff vesting period and remains subject to forfeiture if vesting conditions are not met. The remaining 120,000 shares of unvested restricted stock were granted on October 31, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”).

(6)

Includes shares underlying options to purchase 7,500 shares of common stock at an exercise price of $1.00 per share, options to purchase 12,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 10,000 shares of common stock at an exercise price of $1.59 per share, options to purchase 20,000 shares of common stock at an exercise price of $2.50 per share, options to purchase 8,000 shares of common stock at an exercise price of $2.49 per share, options to purchase 8,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 8,000 shares of common stock at an exercise price of $3.50 per share, options to purchase 8,000 shares of common stock at an exercise price of $2.99 per share, options to purchase 8,000 shares of common stock at an exercise price of $2.45 per share, options to purchase 8,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 8,000 shares of common stock at an exercise price of $2.49 per share, options to purchase 8,000 shares of common stock at an exercise price of $2.17 per share, options to purchase 7,353 shares of common stock at an exercise price of $2.64 per share, and 246,073 shares of unvested restricted stock. Of this amount, 6,073 shares of the restricted stock vests over a three-year period, with one-year cliff vesting period and remains subject to forfeiture if vesting conditions are not met. The remaining 240,000 shares of unvested restricted stock were granted on October 31, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”).

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

(10)	Includes shares underlying options to purchase 60,137 shares of common stock at an exercise price of $2.73 per share.
(11)	Includes shares underlying options to purchase 47,797 shares of common stock at an exercise price of $2.73 per share.
(12)	Includes shares underlying options to purchase 1,905,620 shares of common stock.

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

Number of securities
remaining available
for future issuance
	Number of securities to be	Weighted average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan, and 2017 Omnibus Incentive Plan)	2,788,625	$1.93	1,037,993
Equity compensation plans not approved by stockholders	—	—	—
Total	2,788,625		1,037,993

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described herein, since July 1, 2022, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and in which any director, executive officer, shareholder who beneficially owns more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of six members: Mr. Regazzi (Chairman), Ms. Cooperman, Mr. Gayron, Gen. McPeak, Mr. Murphy and Mr. Olivier. Our board of directors has determined that Ms. Cooperman, Mr. Gayron, Gen. McPeak, Mr. Murphy and Mr. Regazzi are independent directors as that term is defined in the applicable rules for companies traded on Nasdaq. Messrs Gayron, Murphy and Regazzi and Gen. McPeak are each members of our Audit Committee, and Ms. Cooperman, Messrs. Gayron and Regazzi and Gen. McPeak are each members of our Compensation Committee. Each of the foregoing directors meets Nasdaq’s independence standards for members of such committees.

Item 14. Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent registered public accounting firm is Weinberg & Company, P.A. 1925 Century Park E., Suite 1120, Los Angeles, CA 90067. PCAOB Auditor ID: 572. The following table presents the aggregate fees for professional audit services and other services rendered in the fiscal years ended June 30, 2024 and 2023.

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023
Audit Fees	$182,587	$130,407
Audit-Related Fees	—	—
Tax Fees	30,550	37,800
All Other Fees	—	—
Total	$213,137	$168,207

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2024 and 2023, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 20, 2024, are incorporated by reference to Item 8 of this report.

(a)(2) and (c) Financial Statement Schedules

Not required.

(a)(3) and (b) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated November 13, 2006.	SB-2	12/28/2007	2.1
2.2	Agreement of Merger and Plan of Reorganization, by and among the Research Solutions, Inc., Research Solutions Acquisition 2, LLC, Scite, Inc., and the Stockholder Representative, dated as of November 24, 2023.	8-K	11/27/2023	2.1
3.1.1	Articles of Incorporation.	SB-2	12/28/2007	3.1
3.1.2	Articles of Merger Effective March 4, 2013.	8-K	3/6/2013	3.1
3.2	Amended and Restated Bylaws.	8-K	10/17/2012	3.2
4	Description of the registrant’s common stock.	10-K	9/23/2022	4
10.1	Executive Employment Agreement dated July 1, 2013, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. ++	10-K	9/30/2013	10.12
10.2	Amendment to Executive Employment Agreement dated June 30, 2015, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. ++	10-K	9/8/2015	10.25
10.3	Securities Purchase Agreement dated June 23, 2016, among Research Solutions, Inc. and the Investors signatory thereto.	8-K	6/28/2016	10.1
10.4	Registration Rights Agreement dated June 24, 2016, among Research Solutions, Inc. and the Investors signatory thereto.	8-K	6/28/2016	10.2
10.5	Amendment to Executive Employment Agreement dated June 30, 2017, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. ++	10-K	9/18/2017	10.32
10.6	Amended and Restated Loan and Security Agreement dated October 31, 2017, between Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.	10-Q	2/14/2018	10.1

10.7	Amendment to Executive Employment Agreement dated June 30, 2019, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. ++	8-K	8/7/2019	10.3
10.8	First Amendment to Amended and Restated Loan and Security Agreement, effective December 31, 2019, among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.	10-K	9/24/2020	10.29
10.9	Second Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2020, among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.	10-Q	5/14/2020	10.1
10.10	Amendment to Executive Employment Agreement dated June 30, 2020, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. ++	8-K	9/2/2020	10.3
10.11	Consulting Agreement dated July 1, 2020, between Reprints Desk, Inc. and Michiel van der Heijden BV. ++	10-K	9/24/2020	10.35
10.12	Amended and Restated Executive Employment Agreement dated March 29, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Peter Derycz. ++	10-Q	5/13/2021	10.1
10.13	Executive Employment Agreement dated March 29, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Roy W. Olivier. ++	10-Q	5/13/2021	10.2
10.14	Amendment to Executive Employment Agreement dated June 30, 2021, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. ++	10-K	9/23/2022	10.19
10.15	Amendment to Executive Employment Agreement dated June 30, 2022, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg. ++	10-K	9/23/2022	10.20
10.16	Amended and Restated Executive Employment Agreement dated October 4, 2021, among Research Solutions, Inc., Reprints Desk, Inc. and Roy W. Olivier. ++	10-Q	11/12/2021	10.1
10.17	Employment Agreement dated October 4, 2021, between Research Solutions, Inc. and William A. Nurthen. ++	10-Q	11/12/2021	10.2
10.18	Executive Employment Agreement dated November 1, 2012, between Research Solutions, Inc., Reprints Desk, Inc. and Shane Hunt. ++	10-K	9/23/2022	10.23
10.19	Amendment to Executive Employment Agreement dated June 30, 2021, between Research Solutions, Inc., Reprints Desk, Inc. and Shane Hunt.++	10-K	9/23/2022	10.24
10.20	Amendment to Executive Employment Agreement dated June 30, 2022, between Research Solutions, Inc., Reprints Desk, Inc. and Shane Hunt.++	10-K	9/23/2022	10.25
10.21	Third Amendment to Amended and Restated Loan and Security Agreement dated February 15, 2022 among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.	10-Q	5/13/2022	10.1

10.22	Fourth Amendment to Amended and Restated Loan and Security Agreement dated February 28, 2022 among Silicon Valley Bank, Research Solutions, Inc. and Reprints Desk, Inc.	10-Q	5/13/2022	10.2
10.23	Asset Purchase Agreement dated September 28, 2022, between Reprints Desk, Inc. and FIZ Karlsruhe – Leibniz-Institut für Informationsinfrastruktur GmbH.	10-Q	11/14/2022	10.1
10.24	Agreement and Plan of Merger by and among Reprints Desk, Inc., Research Solutions Acquisition Corp 1, Research Solutions, Inc., as Parent Guarantor, Resolute Innovation, Inc. and Shareholder Representative Services LLC dated July 28, 2023. ##	8-K	7/31/2023	2.1
10.25	Amendment to Executive Employment Agreement effective June 30, 2023, between Research Solutions, Inc., Reprints Desk, Inc. and Scott Ahlberg.++	10-K	9/15/2023	10.28
10.26	Cooperation Agreement, dated as of September 15, 2023, by and among Research Solutions, Inc., Peter Derycz, Bristol Investment Fund, Ltd., Bristol Capital Advisors, LLC and Paul Kessler.	8-K	9/20/2023	10.1
10.27	Loan Agreement among Reprints Desk, Inc., Research Solutions, Inc., and PNC Bank, National Association, dated as of April 15, 2024.	8-K	4/17/2024	10.1
10.28	Revolving Line of Credit Note among Reprints Desk, Inc., Research Solutions, Inc., and PNC Bank, National Association, dated as of April 15, 2024.	8-K	4/17/2024	10.2
10.29	Security Agreement between Reprints Desk, Inc. and PNC Bank, National Association, dated as of April 15, 2024.	8-K	4/17/2024	10.3
10.30	Security Agreement between Research Solutions, Inc. and PNC Bank, National Association, dated as of April 15, 2024.	8-K	4/17/2024	10.4
21	List of Subsidiaries.				*
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.				*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *				*
32.2	Section 1350 Certification of Chief Financial Officer *				*
97.1	Compensation Recovery Policy				*
99.1	2007 Equity Compensation Plan. ++	SB-2	12/28/2007	10.1
99.2	Amendment No. 1 to 2007 Equity Compensation Plan. ++	DEF 14A	10/29/2012	App. A
99.3	Amendment No. 2 to 2007 Equity Compensation Plan. ++	DEF 14A	10/13/2014	App. A

99.4	Amendment No. 3 to 2007 Equity Compensation Plan. ++	DEF 14A	9/26/2016	App. A
99.5	2017 Omnibus Incentive Plan. ++	DEF 14A	9/26/2017	App. A
99.6	Amendment No. 1 to 2017 Omnibus Incentive Plan. ++	DEF 14A	9/21/2019	App. A
99.7	Amendment No. 2 to 2017 Omnibus Incentive Plan.	DEF 14A	9/25/2020	App. A
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier

Roy W. Olivier
Date: September 20, 2024		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen

William Nurthen
Date: September 20, 2024		Chief Financial Officer
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

September 20, 2024
Signature	Title	Date

/s/ Roy W. Olivier
Roy W. Olivier	Chief Executive Officer (Principal Executive Officer), President and Director	September 20, 2024

/s/ William Nurthen
William Nurthen	Chief Financial Officer (Principal Financial	September 20, 2024
and Accounting Officer) and Secretary

/s/ Merrill McPeak
Merrill McPeak	Director	September 20, 2024

/s/ John Regazzi
John Regazzi	Director	September 20, 2024

/s/ Barbara J. Cooperman
Barbara J. Cooperman	Director	September 20, 2024

/s/ Jeremy Murphy
Jeremy Murphy	Director	September 20, 2024

/s/ Kenneth L. Gayron
Kenneth L. Gayron	Director	September 20, 2024