Form 10-Q
period 2024-09-30
Research Solutions, Inc.
filed 2024-11-14
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 8, 2024
Common Stock, $0.001 par value	32,513,172

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,
	2024	June 30,
	(unaudited)	2024
Assets
Current assets:
Cash and cash equivalents	$6,924,773	$6,100,031
Accounts receivable, net of allowance of $101,949 and $68,579, respectively	6,298,606	6,879,800
Prepaid expenses and other current assets	649,497	643,553
Prepaid royalties	572,524	1,067,237
Total current assets	14,445,400	14,690,621

Non-current assets:
Property and equipment, net of accumulated depreciation of $927,386 and $922,558, respectively	71,659	88,011
Intangible assets, net of accumulated amortization of $1,834,897 and $1,535,310, respectively ($8,117,222 provisional)	10,497,023	10,764,261
Goodwill ($13,171,486 provisional)	16,345,888	16,315,888
Deposits and other assets	915	981
Total assets	$41,360,885	$41,859,762

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,257,821	$8,843,612
Deferred revenue	8,046,056	9,023,848
Total current liabilities	16,303,877	17,867,460

Non-current liabilities:
Contingent earnout liability	12,298,114	12,298,114
Total liabilities	28,601,991	30,165,574

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,513,172 and 32,295,373 shares issued and outstanding, respectively	32,513	32,295
Additional paid-in capital	38,491,610	38,089,958
Accumulated deficit	(25,640,242)	(26,309,246)
Accumulated other comprehensive loss	(124,987)	(118,819)
Total stockholders’ equity	12,758,894	11,694,188
Total liabilities and stockholders’ equity	$41,360,885	$41,859,762

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023

Revenue:
Platforms	$4,329,645	$2,600,192
Transactions	7,714,837	7,460,779
Total revenue	12,044,482	10,060,971

Cost of revenue:
Platforms	547,167	382,615
Transactions	5,731,439	5,646,791
Total cost of revenue	6,278,606	6,029,406
Gross profit	5,765,876	4,031,565

Operating expenses:
Selling, general and administrative	4,807,090	5,070,897
Depreciation and amortization	312,095	59,620
Total operating expenses	5,119,185	5,130,517

Income (loss) from operations	646,691	(1,098,952)

Other income	68,525	140,311

Income (loss) from operations before provision for income taxes	715,216	(958,641)
Provision for income taxes	(46,212)	(29,402)

Net income (loss)	669,004	(988,043)

Other comprehensive income (loss):
Foreign currency translation	(6,168)	(946)
Comprehensive income (loss)	$662,836	$(988,989)

Basic income (loss) per common share:
Net income (loss) per share	$0.02	$(0.04)
Weighted average common shares outstanding	30,346,871	27,052,445

Diluted income (loss) per common share:
Net income (loss) per share	$0.02	$(0.04)
Weighted average common shares outstanding	33,234,858	27,052,445

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2024

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2024	32,295,373	$32,295	$38,089,958	$(26,309,246)	$(118,819)	$11,694,188

Fair value of vested stock options	—	—	28,856	—	—	28,856

Fair value of vested restricted common stock	250,000	250	388,883	—	—	389,133

Forfeited restricted common stock	(48,584)	(48)	48	—	—	—

Repurchase of common stock	(5,757)	(6)	(16,113)	—	—	(16,119)

Common stock issued upon exercise of stock options	22,140	22	(22)	—	—	—

Net income for the period	—	—	—	669,004	—	669,004

Foreign currency translation	—	—	—	—	(6,168)	(6,168)

Balance, September 30, 2024	32,513,172	$32,513	$38,491,610	$(25,640,242)	$(124,987)	$12,758,894

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2023

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2023	29,487,508	$29,487	$29,941,873	$(22,522,649)	$(118,224)	$7,330,487

Fair value of vested stock options	—	—	17,471	—	—	17,471

Fair value of vested restricted common stock	105,000	105	574,238	—	—	574,343

Repurchase of common stock	(18,603)	(19)	(46,116)	—	—	(46,135)

Common stock issued upon exercise of stock options	50,180	51	(51)	—	—	—

Net loss for the period	—	—	—	(988,043)	—	(988,043)

Foreign currency translation	—	—	—	—	(946)	(946)

Balance, September 30, 2023	29,624,085	$29,624	$30,487,415	$(23,510,692)	$(119,170)	$6,887,177

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023

Cash flow from operating activities:
Net income (loss)	$669,004	$(988,043)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	312,095	59,620
Fair value of vested stock options	28,856	17,471
Fair value of vested restricted common stock	389,133	574,343
Changes in operating assets and liabilities:
Accounts receivable	566,194	(112,965)
Prepaid expenses and other current assets	(5,944)	109,946
Prepaid royalties	494,713	35,140
Accounts payable and accrued expenses	(618,140)	195,747
Deferred revenue	(992,792)	(646,830)
Net cash provided by (used in) operating activities	843,119	(755,571)

Cash flow from investing activities:
Purchase of property and equipment	—	(33,825)
Payment for acquisition of Resolute, net of cash acquired	—	(2,718,253)
Net cash used in investing activities	—	(2,752,078)

Cash flow from financing activities:
Common stock repurchase	(16,119)	(46,135)
Payment of contingent acquisition consideration	—	(110,190)
Net cash used in financing activities	(16,119)	(156,325)

Effect of exchange rate changes	(2,258)	705
Net increase (decrease) in cash and cash equivalents	824,742	(3,663,269)
Cash and cash equivalents, beginning of period	6,100,031	13,545,333
Cash and cash equivalents, end of period	$6,924,773	$9,882,064

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$46,212	$29,402

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$33,353	$42,989

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2024 and 2023 (Unaudited)

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

Nature of Business

We are a vertical SaaS and artificial intelligence (“AI”) company providing software and related services to help research intensive organizations simplify the research process, save time and money. We offer various software platforms (“Platform” or “Platforms”) that are typically sold to corporate, academic, government and individual researchers as cloud-based software-as-a-service (“SaaS”) via auto-renewing license agreements. Corporate, academic, and government customers typically sign up under annual or multi-year agreements paid annually in advance. Individual researchers can sign up under an annual or a month-to-month agreement and are typically billed monthly. Our Platforms also facilitate the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via one or more of the research Platform solutions we provide. When one or more of the Platform solutions are used to purchase Transactions, customers pay for those transactions through monthly billing or via credit card for individual researchers. In addition, our Platforms facilitate rights and permissions for customers to re-use content, ensuring copyright compliance for research, regulatory and marketing use cases as well as the utilization of content with AI applications and for the training of AI models. Our Platforms enable life science and other research-intensive organizations to simplify their research and development activities through our advanced search (i.e. Discovery Tools), tools to access and buy STM articles required to support their research (i.e. Access), as well as tools that manage that content across the enterprise and on an individual basis (i.e. Manage). The Platforms also include advanced AI (“Generative AI”) based assistants to help researchers understand the quality of the articles they are reviewing, speed up the review process, and to more fully understand how various research papers relate to each other.  In addition to STM content, the Platforms provide additional context to the research process by including the ability to search and assimilate a variety of other types of data such as Patent, Clinical Trial, Regulatory and Competitive Intelligence data. They also typically deliver a return on investment to the customer by reducing the amount of time it takes a research organization to find, acquire and manage content, in addition to also driving down the ultimate cost per article and overall research costs over time.

Platforms

Our cloud-based SaaS Platforms consist of proprietary software and Internet-based interfaces sold to customers through an annual or monthly subscription fee. Legacy functionality falls into three areas.

Discovery Tools – Our Scite.ai and Resolute.ai solutions facilitate search (discovery) across virtually all STM articles available. These solutions include basic search solutions and advanced search tools. These tools allow for searching and identifying relevant research and then purchasing that research through one of our other solutions. In addition, these tools increasingly enable users to find insights in other datasets adjacent to STM content, such as Clinical Trial, Patent, Life Science & MedTech Regulatory information, Competitor and Technology landscape insights, in addition to searching the customer’s internal datasets. Scite.ai includes full text search capability on most of the worlds STM content providing better search results and citation information as supporting or contrasting evidence. This powers our AI assistant and literature search engine and gives researchers better insights into any topic. The advanced search solutions are sold through a seat, enterprise, or individual license. These Platforms are deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platforms through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. The Platforms can also be configured to satisfy a customer’s individual preferences. We leverage our Platforms’ efficiencies in scalability, stability and development costs to fuel rapid innovation and competitive advantage.

Access – Our Article Galaxy® (“AG”) and Article Galaxy Scholar (Academic Library version) (“AGS”) solutions allow for research organizations to load their entitlements (subscriptions, discount or token packages, and their existing content library of articles) and AG/AGS manages those entitlements in the background enabling the researchers to focus on acquiring articles they need quickly and efficiently at the lowest possible cost. When used in conjunction with our Discovery Tools Platforms, customers can initiate orders, route orders based on the lowest cost to acquire, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. In addition, Article Galaxy facilitates rights and permissions for various re-use cases, including the utilization in AI applications and training of AI applications, ensuring copyright compliance for our customers.

Manage – Our References solution offers a comprehensive reference management solution with built-in document delivery capabilities specifically designed to meet the collaboration and security needs of research intensive organizations.  This user-friendly Platform enables researchers to seamlessly organize their literature, collaborate with team members, and access a vast collection of scientific content. By integrating organization tools with instant access to millions of scholarly articles, our References solution streamlines the research workflow and enhances productivity for scientific professionals.

AI models are integral to powering the unique insights our platforms provide as well as the user experience customers enjoy. Natural language processing (“NLP”) and AI models are used to enhance metadata, define connections between topics and content items as well as to generate data and metrics employed to enable users to rapidly identify and understand the value of content they need for their research. We also use state of the art  AI models, such as Large Language Models to include Generative AI  “assistants” in several parts of the research workflow today and will continually add capability as we move forward. Today we employ Generative AI technologies as a basis for our recommendation engine in our Discovery Tools, Access, and Manage Platform solutions. In addition, Generative AI based “assistants” in some of our solutions allow the researcher to ask questions about articles, groups of articles (folders), and more. We also have the capability to provide near full text search on STM content in the Scite.ai solution where the publisher gives us the rights to do so. The ability to not only mine an article’s full text but also show snippets of full text is unique to our Company and allows our Generative AI assistants to provide highly accurate results with a very low incidence of hallucinations as part of a Retrieval Augmented Generation framework focused just on STM content. We plan to release several new Platform solutions to enhance the research workflows described above and add new solutions to support the analysis functions that exist in our typical customer base.

Our Platforms are generally deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platforms through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. Our Platforms can also be configured to satisfy a customer’s individual preferences. We leverage our Platforms efficiencies in scalability, stability and development costs to fuel rapid innovation and to gain a competitive advantage.

Transactions

We provide our researchers with a single source to the universe of published STM content that includes over 200 million existing STM journal articles for instant download, 50 million journal articles for rent, 10 million online book chapters, and 45 million only in print journal articles.  In addition, we add between 2 to 4 million newly published STM articles each year. STM content is rented or sold to our customers on a per transaction basis. Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users and while they typically purchase the articles via one of our Platform solutions, we do have some customers that just order articles from us on behalf of end-users in their organizations.

Core to many of our Platform solutions is providing our customers with ways to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour; in most cases in seconds. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws and we are expanding these services to include the use of content in AI applications and for the training of AI models. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of seconds. While a vast majority of the articles are available in electronic form, the Company also has workflows to deliver older paper-based articles through relationships we have built with libraries around the world.

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2024 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $418,135 and $294,145 at September 30, 2024 and June 30, 2024, respectively, was held by Reprints Desk in accounts at financial institutions located in Europe.

The Company has no customers that represent 10% of revenue or more for the three months ended September 30, 2024 and 2023.

The Company has no customers that accounted for greater than 10% of accounts receivable at September 30, 2024 and June 30, 2024.

The following table summarizes vendor concentrations:

	Three Months Ended
	September 30,
	2024	2023
Vendor A	26%	24%
Vendor B	10%	11%

Revenue Recognition

The Company accounts for revenue in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: annual or monthly licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platforms (“Platform” or “Platforms”) and the transactional sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	September 30,
	2024		2023
United States	$7,118,728	59.1%	$5,861,032	58.3%
Europe	3,847,411	31.9%	3,155,709	31.3%
Rest of World	1,078,343	9.0%	1,044,230	10.4%
Total	$12,044,482	100%	$10,060,971	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	As of September 30, 2024		As of June 30, 2024
United States	$3,491,224	55.4%	$4,125,696	60.0%
Europe	2,242,100	35.6%	2,082,900	30.2%
Rest of World	565,282	9.0%	671,204	9.8%
Total	$6,298,606	100%	$6,879,800	100%

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

Intangible Assets

Amortizable finite-lived identifiable intangible assets consist of a developed technology and customer relationships acquired in the acquisition of ResoluteAI effective July 28, 2023 and Scite effective December 1, 2023 (See Note 5), and are stated at cost less accumulated amortization. The developed technology and customer relationships are being amortized over the estimated average useful lives of 3 to 10 years. The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. As of September 30, 2024, the Company determined there were no indicators of impairment of its intangible assets.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a gain of $104,240 and a loss of $6,620 for the three months ended September 30, 2024 and 2023, respectively. Cash denominated in Euros and British Pounds with an aggregate US Dollar equivalent of $418,135, and $294,145 at September 30, 2024 and June 30, 2024, respectively, was held in accounts at financial institutions located in Europe.

The following table summarizes the exchange rates used:

	Three Months Ended		Year Ended
	September 30,		June 30,
	2024	2023	2024	2023
Period end Euro : US Dollar exchange rate	1.12	1.06	1.07	1.09
Average period Euro : US Dollar exchange rate	1.09	1.10	1.08	1.05

Period end GBP : US Dollar exchange rate	1.34	1.22	1.26	1.27
Average period GBP : US Dollar exchange rate	1.29	1.28	1.26	1.20

Period end Mexican Peso : US Dollar exchange rate	0.05	0.06	0.05	0.06
Average period Mexican Peso : US Dollar exchange rate	0.05	0.06	0.06	0.05

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2024	2023

Net income (loss) available to common shareholders	$669,004	$(988,043)

Weighted average commons shares - basic	30,346,871	27,052,445
Dilutive effect of outstanding warrants and stock options	810,481	—
Dilutive effect of unvested restricted common stock	2,077,506	—
Weighted average commons shares - diluted	33,234,858	27,052,445

Net income (loss) per common share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)

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

Note 3.   Line of Credit

On April 15, 2024, the Company entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, the Company entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2025 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of September 30, 2024.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. On November 17, 2020, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 2,374,513 to 3,374,513. On November 17, 2021, the Company's stockholders approved an increase in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 3,374,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the

2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of September 30, 2024, there were 836,577 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

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

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2024	2,788,625	$1.93	2,529,856	$1.85	258,769	$2.73
Granted	—	—	—	—	—	—
Options vesting	—	—	417	2.19	(417)	2.19
Exercised	(74,321)	1.92	(74,321)	1.92	—	—
Forfeited	—	—	—	—	—	—
Outstanding at September 30, 2024	2,714,304	$1.93	2,455,952	$1.84	258,352	$2.73

The weighted average remaining contractual life of all options outstanding as of September 30, 2024 was 4.84 years. The remaining contractual life for options vested and exercisable at September 30, 2024 was 4.38 years. Furthermore, the aggregate intrinsic value of options outstanding as of September 30, 2024 was $2,269,490, and the aggregate intrinsic value of options vested and exercisable as of September 30, 2024 was $2,269,265, in each case based on the fair value of the Company’s common stock on September 30, 2024.

During the three months ended September 30, 2024, the Company did not grant any options to employees. The total fair value of options that vested during the three months ended September 30, 2024 was $28,856 and is included in selling, general and administrative expenses in the accompanying statement of operations. As of September 30, 2024, the amount of unvested compensation related to stock options was $227,465 which will be recorded as an expense in future periods as the options vest. During the three months ended September 30, 2024, the Company issued 22,140 net shares of common stock upon the exercise of options underlying 74,321 shares of common stock.

The following table presents the information regarding stock options outstanding and exercisable as of September 30, 2024:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	1.18	225,000
0.80	16,000	0.89	16,000
0.90	15,000	0.84	15,000
1.00	15,000	0.44	15,000
1.05	305,000	1.90	305,000
1.09	40,000	1.65	40,000
1.10	105,000	0.75	105,000
1.20	247,000	3.14	247,000
1.59	25,000	3.61	25,000
2.10	238,767	7.36	238,767
2.13	211,500	6.13	211,500
2.15	200,000	8.19	200,000
2.17	28,000	6.61	28,000
2.19	5,000	7.30	4,582
2.40	284,000	4.12	284,000
2.43	61,250	6.68	61,250
2.45	89,500	5.84	89,500
2.49	73,000	5.61	73,000
2.50	20,000	4.63	20,000
2.64	7,353	6.85	7,353
2.67	21,000	6.96	21,000
2.73	257,934	9.19	—
2.99	8,000	5.62	8,000
3.13	208,000	5.12	208,000
3.50	8,000	5.37	8,000
Total	2,714,304		2,455,952

Restricted Common Stock

Prior to July 1, 2024, the Company issued 5,589,592 shares of restricted common stock to employees valued at $8,429,086, of which 3,152,377 shares have vested, 479,489 shares with fair value of $580,156 have been forfeited, and $6,473,731 has been recognized as an expense. The balance of the non-vested shares of restricted common stock was 1,957,726 at June 30, 2024, with an aggregate fair value of $1,375,199.

During the three months ended September 30, 2024, the Company issued an additional 250,000 shares of restricted stock to an employee with an aggregate fair value of $532,000. The shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP replaces the previous restricted stock compensation program for executives. It spans 5 years and is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

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

As the vesting of the 250,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value, with the assistance of a valuation specialist, to be $532,000, computed using the Monte Carlo simulations on a binomial model with a derived service period ranging from 0.75 to 2.33 years. The total fair value of restricted common stock vesting and expenses related to amortization of the fair value of the LTEBP program during the three months ended September 30, 2024 was $389,133 and is included in selling, general and administrative expenses in the accompanying statements of operations. As of September 30, 2024, the amount of unvested compensation related to issuances of restricted common stock was $1,421,141, which will be recognized as an expense in future periods as the shares vest. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date. When calculating net loss per share, the 2,129,523 shares are considered antidilutive and are excluded from that calculation.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2024	1,957,726	$1,375,199	$1.63
Granted	250,000	532,000	2.13
Vested	(29,619)	(389,133)	2.14
Forfeited	(48,584)	(96,925)	2.18
Non-vested, September 30, 2024	2,129,523	$1,421,141	$1.67

Common Stock Repurchases

Effective as of March 19, 2024, the Compensation Committee of our Board of Directors authorized the repurchase, on the last day of each trading window during which the outstanding awards remain outstanding and otherwise in accordance with our insider trading policies, of an aggregate value not exceeding $750,000, in addition to the prior remaining balance of outstanding common stock of $82,347 (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards through the end of fiscal year 2025. The actual number of shares repurchased will be determined by applicable employees in their discretion and will depend on their evaluation of market conditions and other factors. As of June 30, 2024, $346,893 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended September 30, 2024, the Company repurchased 5,757 shares of our common stock from employees at an average market price of approximately $2.80 per share for an aggregate amount of $16,119. As of September 30, 2024, $330,774 remains under the current authorization to repurchase our outstanding common stock from our employees.

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

On September 30, 2022, Reprints Desk made a non-refundable payment of $297,450 (€300,000) (the “Base Amount”) as initial consideration for the asset purchase. As of September 30, 2024, Reprints Desk has paid $64,578 in contingent consideration for customers that have their Sold Contracts assumed by Reprints Desk in comparison to the trailing twelve months of revenue of all Sold Contracts (the “Base Amount Plus”). As of September 30, 2024, $33,353 in contingent consideration was recorded for customers that placed an order and have consented to have their contract assumed by Reprints Desk (the “Bonus Amount”). As of September 30, 2024, $31,018 of Bonus Amount payments were made for the 2025 fiscal year and 2024. The Bonus Amount is based upon the collectable service fee that FIZ would have received from these customers. Contingent consideration for the Bonus Amount will continue to be paid in arrears through the quarter ending December 31, 2025.

The current contingent consideration for the Base Amount Plus and the Bonus Amount is recorded as a short-term liability on the balance sheet. At September 30, 2024, the Base Amount, the Base Amount Plus and the Bonus Amount were recorded as intangible assets on the balance sheet with an estimated average useful life of 10 years.

ResoluteAI

On July 28, 2023, the Company acquired 100% of the outstanding stock of Resolute Innovation, Inc. (“ResoluteAI”), a Delaware corporation, an advanced search platform that equips organizations with search, discovery and knowledge management tools that are powered by artificial intelligence (“AI”) and NLP technologies. The total purchase consideration for ResoluteAI, net of cash acquired, was approximately $4.7 million. The consideration included an initial payment of $2.8 million, a holdback of $0.1 million and a contingent earnout that had an initial fair value of $1.8 million. The Company’s revaluation of the earnout resulted in a fair value of $0 as of September 30, 2024. The contingent earnout payment will be based upon the product of three and one half multiplied by ending annual recurring revenue as of January 31, 2025 less the agreed upon Enterprise Value of $3.4 million.

Scite

On December 1, 2023, the Company acquired 100% of the outstanding stock of Scite, Inc. a Delaware corporation (“Scite”), a platform for discovering and evaluating scientific articles via an AI model to create unique “Smart Citations”. Smart Citations allow users to see how a publication has been cited by providing the context of the citation and a classification describing whether it allows for supporting or contrasting evidence for the cited claim.

The total purchase consideration for Scite, net of cash acquired, was approximately $21.1 million. The consideration included an initial payment of $7.2 million in cash, $6.5 million in stock, a holdback of $0.2 million and a contingent earnout that had an initial fair value of $7.2 million. The Company’s revaluation of the earnout resulted in a fair value of $12.2 million as of September 30, 2024.

The following sets out the unaudited pro forma operating results for the three months ended September 30, 2024 and 2023 for the Company had the Scite acquisition occurred as of July 1, 2023. These amounts include amortization of intangible assets:

	Pro Forma (Unaudited)
	Three Months ended September 30,
	2024	2023

Revenue	$12,044,482	$10,800,908
Cost of revenue	6,278,606	6,090,058
Gross profit	5,765,876	4,710,850

Total operating expenses	5,119,185	5,673,375

Loss from operations	646,691	(962,525)

Other income (expense)	68,525	141,313

Income (loss) from operations before provision for income taxes	715,216	(821,212)
Provision for income taxes	(46,212)	(29,402)

Pro Forma Net income (loss)	$669,004	$(850,614)
Pro Forma Net income (loss) per weighted average share, basic	$0.02	$(0.03)
Pro Forma Net income (loss) per weighted average share, diluted	$0.02	$(0.03)

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

At the date of the acquisition and as of this Quarterly Report on Form 10-Q, management has not yet finalized its valuation analysis related to Scite acquisition. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments through the purchase price measurement period would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets.

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

Note 7.  Subsequent Events

On November 12, 2024, the Company granted 340,000 shares of restricted common stock to an employee under the long-term equity bonus plan, or LTEBP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2024 and 2023 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of September 30, 2024: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

We are a vertical SaaS and artificial intelligence (“AI”) company providing software and related services to help research intensive organizations simplify the research process, save time and money. We offer various software platforms (“Platform” or “Platforms”) that are typically sold to corporate, academic, government and individual researchers as cloud-based software-as-a-service (“SaaS”) via auto-renewing license agreements. Corporate, academic, and government customers typically sign up under annual or multi-year agreements paid annually in advance. Individual researchers can sign up under an annual or a month-to-month agreement and are typically billed monthly. Our Platforms also facilitate the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via one or more of the research Platform solutions we provide. When one or more of the Platform solutions are used to purchase Transactions, customers pay for those transactions through monthly billing or via credit card for individual researchers. In addition, our Platforms facilitate rights and permissions for customers to re-use content, ensuring copyright compliance for research, regulatory and marketing use cases as well as the utilization of content with AI applications and for the training of AI models. Our Platforms enable life science and other research-intensive organizations to simplify their research and development activities through our advanced search (i.e. Discovery Tools), tools to access and buy STM articles required to support their research (i.e. Access), as well as tools that manage that content across the enterprise and on an individual basis (i.e. Manage). The Platforms also include advanced AI (“Generative AI”) based assistants to help researchers understand the quality of the articles they are reviewing, speed up the review process, and to more fully understand how various research papers relate to each other.  In addition to STM content, the Platforms provide additional context to the research process by including the ability to search and assimilate a variety of other types of data such as Patent, Clinical Trial, Regulatory and Competitive Intelligence data. They also typically deliver a return on investment to the customer by reducing the amount of time it takes a research organization to find, acquire and manage content, in addition to also driving down the ultimate cost per article and overall research costs over time.

Platforms

Our cloud-based SaaS Platforms consist of proprietary software and Internet-based interfaces sold to customers through an annual or monthly subscription fee. Legacy functionality falls into three areas.

Discovery Tools – Our Scite.ai and Resolute.ai solutions facilitate search (discovery) across virtually all STM articles available. These solutions include basic search solutions and advanced search tools. These tools allow for searching and identifying relevant research and then purchasing that research through one of our other solutions. In addition, these tools increasingly enable users to find insights in other datasets adjacent to STM content, such as Clinical Trial, Patent, Life Science & MedTech Regulatory information, Competitor and Technology landscape insights, in addition to searching the customer’s internal datasets. Scite.ai includes full text search capability on most of the worlds STM content providing better search results and citation information as supporting or contrasting evidence. This powers our AI assistant and literature search engine and gives researchers better insights into any topic. The advanced search solutions are sold through a seat, enterprise, or individual license. These Platforms are deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platforms through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. The Platforms can also be configured to satisfy a customer’s individual preferences. We leverage our Platforms’ efficiencies in scalability, stability and development costs to fuel rapid innovation and competitive advantage.

Access – Our Article Galaxy® (“AG”) and Article Galaxy Scholar (Academic Library version) (“AGS”) solutions allow for research organizations to load their entitlements (subscriptions, discount or token packages, and their existing content library of articles) and AG/AGS manages those entitlements in the background enabling the researchers to focus on acquiring articles they need quickly and efficiently at the lowest possible cost. When used in conjunction with our Discovery Tools Platforms, customers can initiate orders, route orders based on the lowest cost to acquire, obtain spend and usage reporting, automate authentication, and connect seamlessly to in-house and third-party software systems. In addition, Article Galaxy facilitates rights and permissions for various re-use cases, including the utilization in AI applications and training of AI applications, ensuring copyright compliance for our customers.

Manage – Our References solution offers a comprehensive reference management solution with built-in document delivery capabilities specifically designed to meet the collaboration and security needs of research intensive organizations.  This user-friendly Platform enables researchers to seamlessly organize their literature, collaborate with team members, and access a vast collection of scientific content. By integrating organization tools with instant access to millions of scholarly articles, our References solution streamlines the research workflow and enhances productivity for scientific professionals.

AI models are integral to powering the unique insights our platforms provide as well as the user experience customers enjoy. Natural language processing (“NLP”) and AI models are used to enhance metadata, define connections between topics and content items as well as to generate data and metrics employed to enable users to rapidly identify and understand the value of content they need for their research. We also use state of the art  AI models, such as Large Language Models to include Generative AI  “assistants” in several parts of the research workflow today and will continually add capability as we move forward. Today we employ Generative AI technologies as a basis for our recommendation engine in our Discovery Tools, Access, and Manage Platform solutions. In addition, Generative AI based “assistants” in some of our solutions allow the researcher to ask questions about articles, groups of articles (folders), and more. We also have the capability to provide near full text search on STM content in the Scite.ai solution where the publisher gives us the rights to do so. The ability to not only mine an article’s full text but also show snippets of full text is unique to our Company and allows our Generative AI assistants to provide highly accurate results with a very low incidence of hallucinations as part of a Retrieval Augmented Generation framework focused just on STM content. We plan to release several new Platform solutions to enhance the research workflows described above and add new solutions to support the analysis functions that exist in our typical customer base.

Our Platforms are generally deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platforms through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. Our Platforms can also be configured to satisfy a customer’s individual preferences. We leverage our Platforms efficiencies in scalability, stability and development costs to fuel rapid innovation and to gain a competitive advantage.

Transactions

We provide our researchers with a single source to the universe of published STM content that includes over 200 million existing STM journal articles for instant download, 50 million journal articles for rent, 10 million online book chapters, and 45 million only in print journal articles.  In addition, we add between 2 to 4 million newly published STM articles each year. STM content is rented or sold to our customers on a per transaction basis. Researchers and knowledge workers in life science and other research-intensive organizations generally require single copies of published STM journal articles for use in their research activities. These individuals are our primary users and while they typically purchase the articles via one of our Platform solutions, we do have some customers that just order articles from us on behalf of end-users in their organizations.

Core to many of our Platform solutions is providing our customers with ways to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour; in most cases in seconds. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws and we are expanding these services to include the use of content in AI applications and for the training of AI models. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of seconds. While a vast majority of the articles are available in electronic form, the Company also has workflows to deliver older paper-based articles through relationships we have built with libraries around the world.

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

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We derive our revenues from two sources: annual or monthly licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platforms (“Platform” or “Platforms”) and the transactional sale of STM content managed, sourced and delivered through the Platform (“Transactions”).

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

Recently Issued Accounting Pronouncements

Please refer to footnote 2 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for a discussion of Recently Issued Accounting Pronouncements.

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the most recent eight quarters:

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2024	2024	2024	2023	2023	2023	2023	2022
Revenue:
Platforms	$4,329,645	$4,277,338	$3,953,403	$3,125,584	$2,600,192	$2,303,375	$2,249,632	$2,110,272
Transactions	7,714,837	7,856,176	8,162,269	7,188,158	7,460,779	7,656,342	8,092,794	6,606,394
Total revenue	12,044,482	12,133,514	12,115,672	10,313,742	10,060,971	9,959,717	10,342,426	8,716,666

Cost of revenue:
Platforms	547,167	627,051	571,352	486,185	382,615	275,110	268,630	253,073
Transactions	5,731,439	5,863,596	6,062,388	5,343,755	5,646,791	5,764,064	6,046,523	5,059,766
Total cost of revenue	6,278,606	6,490,647	6,633,740	5,829,940	6,029,406	6,039,174	6,315,153	5,312,839

Gross profit:
Platforms	3,782,478	3,650,287	3,382,051	2,639,399	2,217,577	2,028,265	1,981,002	1,857,199
Transactions	1,983,398	1,992,580	2,099,881	1,844,403	1,813,988	1,892,278	2,046,271	1,546,628
Total gross profit	5,765,876	5,642,867	5,481,932	4,483,802	4,031,565	3,920,543	4,027,273	3,403,827

Operating expenses:
Sales and marketing	1,190,407	830,195	1,122,365	804,927	685,016	455,030	642,624	666,608
Technology and product dev.	1,372,758	1,489,491	1,371,754	1,336,558	1,244,579	991,093	953,677	922,132
General and administrative	1,930,176	1,917,908	2,027,073	2,023,848	2,542,868	1,649,333	1,871,590	1,613,664
Depreciation and amortization	312,095	311,004	309,898	155,749	59,620	22,163	18,332	6,342
Stock-based comp. expense	417,989	426,190	541,002	596,455	591,814	585,384	480,458	608,703
Foreign currency transaction loss (gain)	(104,240)	6,336	22,177	(13,738)	6,620	(37,743)	(72,547)	(84,179)
Total operating expenses	5,119,185	4,981,124	5,394,269	4,903,799	5,130,517	3,665,260	3,894,134	3,733,270
Other income (expenses and income taxes)	22,313	(3,482,970)	(11,362)	366,369	110,909	120,463	103,703	73,913
Net income (loss)	$669,004	$(2,821,227)	$76,301	$(53,628)	$(988,043)	$375,746	$236,842	$(255,530)

Basic income (loss) per common share:
Net income (loss) per share	$0.02	$(0.09)	$-	$-	$(0.04)	$0.01	$0.01	$(0.01)
Basic weighted average common shares outstanding	30,346,871	30,314,522	30,020,652	28,092,945	27,052,445	26,981,813	26,929,314	26,816,550

Diluted income (loss) per common share:
Net income (loss) per share	$0.02	$(0.09)	$-	$-	$(0.04)	$0.01	$0.01	$(0.01)
Diluted weighted average common shares outstanding	33,234,858	30,314,522	33,511,242	28,092,945	27,052,445	30,058,791	29,791,719	26,815,550

Comparison of the Three Months Ended September 30, 2024 and 2023

Results of Operations

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

Revenue:
Platforms	$4,329,645	$2,600,192	$1,729,453	66.5%
Transactions	7,714,837	7,460,779	254,058	3.4%
Total revenue	12,044,482	10,060,971	1,983,511	19.7%

Cost of revenue:
Platforms	547,167	382,615	164,552	43.0%
Transactions	5,731,439	5,646,791	84,648	1.5%
Total cost of revenue	6,278,606	6,029,406	249,200	4.1%

Gross profit:
Platforms	3,782,478	2,217,577	1,564,901	70.6%
Transactions	1,983,398	1,813,988	169,410	9.3%
Total gross profit	5,765,876	4,031,565	1,734,311	43.0%

Operating expenses:
Sales and marketing	1,190,407	685,016	505,391	73.8%
Technology and product development	1,372,758	1,244,579	128,179	10.3%
General and administrative	1,930,176	2,542,868	(612,692)	(24.1)%
Depreciation and amortization	312,095	59,620	252,475	423.5%
Stock-based compensation expense	417,989	591,814	(173,825)	(29.4)%
Foreign currency transaction loss (gain)	(104,240)	6,620	(110,860)	(1,674.6)%
Total operating expenses	5,119,185	5,130,517	(11,332)	(0.2)%

Income (loss) from operations	646,691	(1,098,952)	1,745,643	158.8%

Other income	68,525	140,311	(71,786)	(51.2)%

Income (loss) from operations before provision for income taxes	715,216	(958,641)	1,673,857	174.6%
Provision for income taxes	(46,212)	(29,402)	(16,810)	(57.2)%

Net income (loss)	$669,004	$(988,043)	1,657,047	167.7%

Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue:
Platforms	$4,329,645	$2,600,192	$1,729,453	66.5%
Transactions	7,714,837	7,460,779	254,058	3.4%
Total revenue	$12,044,482	$10,060,971	$1,983,511	19.7%

Total revenue increased $1,983,511, or 19.7%, for the three months ended September 30, 2024 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,729,453

Increased due to additional deployments to new and existing customers, expansion from existing customers and additional revenue from the Scite acquisition. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year for commercial customers and monthly for individual subscribers, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↑	$254,058	Increased primarily due to organic higher copyright revenues.

Cost of Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Cost of Revenue:
Platforms	$547,167	$382,615	$164,552	43.0%
Transactions	5,731,439	5,646,791	84,648	1.5%
Total cost of revenue	$6,278,606	$6,029,406	$249,200	4.1%

	Three Months Ended
	September 30,
	2024	2023	% Change *
As a percentage of revenue:
Platforms	12.6%	14.7%	(2.1)%
Transactions	74.3%	75.7%	(1.4)%
Total	52.1%	59.9%	(7.8)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 7.8%, from 59.9% for the previous year to 52.1%, for the three months ended September 30, 2024.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	2.1%	Decreased primarily due to lower personnel costs.
Transactions	↓	1.4%	Decreased primarily due to higher copyright margins slightly offset by lower service fee margins.

Gross Profit

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Gross Profit:
Platforms	$3,782,478	$2,217,577	$1,564,901	70.6%
Transactions	1,983,398	1,813,988	169,410	9.3%
Total gross profit	$5,765,876	$4,031,565	$1,734,311	43.0%

	Three Months Ended
	September 30,
	2024	2023	% Change*
As a percentage of revenue:
Platforms	87.4%	85.3%	2.1%
Transactions	25.7%	24.3%	1.4%
Total	47.9%	40.1%	7.8%
*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,190,407	$685,016	$505,391	73.8%
Technology and product development	1,372,758	1,244,579	128,179	10.3%
General and administrative	1,930,176	2,542,868	(612,692)	(24.1)%
Depreciation and amortization	312,095	59,620	252,475	423.5%
Stock-based compensation expense	417,989	591,814	(173,825)	(29.4)%
Foreign currency transaction loss (gain)	(104,240)	6,620	(110,860)	(1,674.6)%
Total operating expenses	$5,119,185	$5,130,517	$(11,332)	(0.2)%

Category	Impact		Key Drivers
Sales and marketing	↑	$505,391	Increased primarily due to greater personnel costs, consulting expenses and marketing discretionary spend, most of which is related to the additional cost base associated with the Scite acquisition.
Technology and product development	↑	$128,179	Increased due to greater software development personnel costs, most of which is related to the additional cost base associated with the Scite acquisition.
General and administrative	↓	$612,692	Decreased due to lower legal expenses and personnel costs, partially offset by greater recruiting expenses.

Net Income (Loss)

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net Income (Loss):
Net income (loss):	$669,004	$(988,043)	$1,657,047	167.7%

Net income increased $1,657,047, or 167.7%, for the three months ended September 30, 2024 compared to the prior year, primarily due to increased gross profit and decreased operating expenses as described above.

Liquidity and Capital Resources

	Three Months Ended September 30,
	2024	2023
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$843,119	$(755,571)
Net cash used in investing activities	—	(2,752,078)
Net cash used in financing activities	(16,119)	(156,325)

Effect of exchange rate changes	(2,258)	705
Net increase (decrease) in cash and cash equivalents	824,742	(3,663,269)
Cash and cash equivalents, beginning of period	6,100,031	13,545,333
Cash and cash equivalents, end of period	$6,924,773	$9,882,064

Liquidity

As of September 30, 2024, we had cash and cash equivalents of $6,924,773, compared to $6,100,031 as of June 30, 2024, an increase of $824,742. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $843,119 for the three months ended September 30, 2024 and resulted primarily from a decrease in accounts receivable of $566,194 and a decrease in prepaid royalties of $494,713, partially offset by a decrease in deferred revenue of $992,792.

Net cash used in operating activities was $755,571 for the three months ended September 30, 2023 and resulted primarily from a decrease in deferred revenue of $646,830 and an increase in accounts receivable of $112,965.

Investing Activities

Net cash used in investing activities was $0 for the three months ended September 30, 2024.

Net cash used in investing activities was $2,752,078 for the three months ended September 30, 2023 and resulted primarily from the payment for the ResoluteAI acquisition of $2,718,253.

Financing Activities

Net cash used in financing activities was $16,119 for the three months ended September 30, 2024 and resulted from repurchase of common stock of $16,119.

Net cash used in financing activities was $156,325 for the three months ended September 30, 2023 and resulted from the payment of contingent acquisition consideration of $110,190 and the repurchase of common stock of $46,135.

On April 15, 2024, we entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, we entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2025 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of September 30, 2024.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
Net income (loss)	$669,004	$(988,043)	$1,657,047	$167.7%
Add (deduct):
Other (income) expense	(68,525)	(140,311)	71,786	51.2%
Foreign currency transaction loss (gain)	(104,240)	6,620	(110,860)	(1,674.6)%
Provision for income taxes	46,212	29,402	16,810	57.2%
Depreciation and amortization	312,095	59,620	252,475	423.5%
Stock-based compensation	417,989	591,814	(173,825)	(29.4)%
Adjusted EBITDA	$1,272,535	$(440,898)	$1,713,433	$388.6%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of March 19, 2024, the Compensation Committee of our Board of Directors authorized the repurchase, on the last day of each trading window during which the outstanding awards remain outstanding and otherwise in accordance with our insider trading policies, of an aggregate value not exceeding $750,000, in addition to the prior remaining balance of outstanding common stock of $82,347 (at prices no greater than $4.00 per share) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards through the end of fiscal year 2025. The actual number of shares repurchased will be determined by applicable employees in their discretion and will depend on their evaluation of market conditions and other factors. As of June 30, 2024, $346,893 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended September 30, 2024, we repurchased 5,757 shares of our common stock from employees at an average market price of approximately $2.80 per share for an aggregate amount of $16,119. As of September 30, 2024, $330,774 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
July 1-31, 2024	—	—	—	$346,893
August 1-31, 2024	—	—	—	$346,893
September 1-30, 2024	5,757	$2.80	—	$330,774
Total	5,757	$2.80	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated as of November 13, 2006.	SB-2	12/28/2007	2.1
2.2	Agreement and Plan of Merger by and among Reprints Desk, Inc., Research Solutions Acquisition Corp 1, Research Solutions, Inc., as Parent Guarantor, Resolute Innovation, Inc. and Shareholder Representative Services LLC dated as of July 28, 2023.	8-K	7/31/2023	2.1
2.3	Agreement of Merger and Plan of Reorganization, by and among the Research Solutions, Inc., Research Solutions Acquisition 2, LLC, Scite, Inc., and the Stockholder Representative, dated as of November 24, 2023.	8-K	11/24/2023	2.1
3.1.1	Articles of Incorporation.	SB-2	12/28/2007	3.1
3.1.2	Articles of Merger Effective March 4, 2013.	8-K	3/6/2013	3.1
3.2	Amended and Restated Bylaws.	8-K	10/17/2012	3.2
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer				*
32.2	Section 1350 Certification of Chief Financial Officer				*
101.INS	INLINE XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*      Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: November 14, 2024		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: November 14, 2024		Chief Financial Officer (Principal Financial and Accounting Officer)