Form 10-Q
period 2024-12-31
Research Solutions, Inc.
filed 2025-02-14
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 7, 2025
Common Stock, $0.001 par value	32,646,827

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices. Our mailing address is 10624 E. Eastern Ave., Ste. A-614, Henderson, NV 89052.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,
	2024	June 30,
	(unaudited)	2024
Assets
Current assets:
Cash and cash equivalents	$7,701,155	$6,100,031
Accounts receivable, net of allowance of $129,895 and $68,579, respectively	7,116,055	6,879,800
Prepaid expenses and other current assets	742,166	643,553
Prepaid royalties	589,068	1,067,237
Total current assets	16,148,444	14,690,621

Non-current assets:
Property and equipment, net of accumulated depreciation of $932,773 and $922,558, respectively	63,355	88,011
Intangible assets, net of accumulated amortization of $2,129,868 and $1,535,310, respectively	10,230,439	10,764,261
Goodwill	16,345,888	16,315,888
Deposits and other assets	867	981
Total assets	$42,788,993	$41,859,762

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,104,118	$8,843,612
Deferred revenue	8,853,415	9,023,848
Contingent earnout liability, current portion	3,963,956	—
Total current liabilities	20,921,489	17,867,460

Non-current liabilities:
Contingent earnout liability, long-term portion	10,741,044	12,298,114
Total liabilities	31,662,533	30,165,574

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,640,407 and 32,295,373 shares issued and outstanding, respectively	32,640	32,295
Additional paid-in capital	38,836,646	38,089,958
Accumulated deficit	(27,620,476)	(26,309,246)
Accumulated other comprehensive loss	(122,350)	(118,819)
Total stockholders’ equity	11,126,460	11,694,188
Total liabilities and stockholders’ equity	$42,788,993	$41,859,762

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Revenue:
Platforms	$4,601,257	$3,125,584	$8,930,902	$5,725,776
Transactions	7,312,962	7,188,158	15,027,799	14,648,937
Total revenue	11,914,219	10,313,742	23,958,701	20,374,713

Cost of revenue:
Platforms	619,842	486,185	1,167,009	868,799
Transactions	5,473,284	5,343,755	11,204,723	10,990,546
Total cost of revenue	6,093,126	5,829,940	12,371,732	11,859,345
Gross profit	5,821,093	4,483,802	11,586,969	8,515,368

Operating expenses:
Selling, general and administrative	5,422,013	4,748,050	10,229,103	9,818,948
Depreciation and amortization	306,233	155,749	618,328	215,369
Total operating expenses	5,728,246	4,903,799	10,847,431	10,034,317

Income (loss) from operations	92,847	(419,997)	739,538	(1,518,949)

Other income	348,999	108,194	417,524	248,505
Change in fair value of contingent earnout liability	(2,406,886)	268,232	(2,406,886)	268,232

Loss before provision for income taxes	(1,965,040)	(43,571)	(1,249,824)	(1,002,212)
Provision for income taxes	(15,194)	(10,057)	(61,406)	(39,459)

Net loss	(1,980,234)	(53,628)	(1,311,230)	(1,041,671)

Other comprehensive income (loss):
Foreign currency translation	2,637	6,349	(3,531)	5,403
Comprehensive loss	$(1,977,597)	$(47,279)	$(1,314,761)	$(1,036,268)

Loss per common share:
Net loss per share, basic and diluted	$(0.07)	$-	$(0.04)	$(0.04)
Weighted average common shares outstanding, basic and diluted	30,421,808	28,092,945	30,384,339	27,564,404

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended December 31, 2024

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2024	32,513,172	$32,513	$38,491,610	$(25,640,242)	$(124,987)	$12,758,894

Stock options expense	—	—	59,189	—	—	59,189

Restricted common stock expense	—	—	475,133	—	—	475,133

Grant of restricted common stock	340,000	340	(340)	—	—	—

Forfeited restricted common stock	(180,000)	(180)	180	—	—	—

Repurchase of common stock	(48,132)	(48)	(189,111)	—	—	(189,159)

Common stock issued upon exercise of stock options	15,367	15	(15)	—	—	—

Net loss for the period	—	—	—	(1,980,234)	—	(1,980,234)

Foreign currency translation	—	—	—	—	2,637	2,637

Balance, December 31, 2024	32,640,407	$32,640	$38,836,646	$(27,620,476)	$(122,350)	$11,126,460

Balance, July 1, 2024	32,295,373	$32,295	$38,089,958	$(26,309,246)	$(118,819)	$11,694,188

Stock options expense	—	—	88,045	—	—	88,045

Restricted common stock expense	—	—	864,266	—	—	864,266

Grant of restricted common stock	590,000	590	(590)	—	—	—

Forfeited restricted common stock	(228,584)	(229)	229	—	—	—

Repurchase of common stock	(53,889)	(54)	(205,224)	—	—	(205,278)

Common stock issued upon exercise of stock options	37,507	38	(38)	—	—	—

Net loss for the period	—	—	—	(1,311,230)	—	(1,311,230)

Foreign currency translation	—	—	—	—	(3,531)	(3,531)

Balance, December 31, 2024	32,640,407	$32,640	$38,836,646	$(27,620,476)	$(122,350)	$11,126,460

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended December 31, 2023

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2023	29,624,085	$29,624	$30,487,415	$(23,510,692)	$(119,170)	$6,887,177

Fair value of vested stock options	—	—	44,243	—	—	44,243

Fair value of vested restricted common stock	275,000	275	530,988	—	—	531,263

Repurchase of common stock	(8,501)	(8)	(22,605)	—	—	(22,613)

Common stock issued for acquisition of Scite	2,729,014	2,729	6,546,905	—	—	6,549,634

Modification cost of accelerated vesting of restricted common stock	—	—	20,949	—	—	20,949

Net loss for the period	—	—	—	(53,628)	—	(53,628)

Foreign currency translation	—	—	—	—	6,349	6,349

Balance, December 31, 2023	32,619,598	$32,620	$37,607,895	$(23,564,320)	$(112,821)	$13,963,374

Balance, July 1, 2023	29,487,508	$29,487	$29,941,873	$(22,522,649)	$(118,224)	$7,330,487

Fair value of vested stock options	—	—	61,714	—	—	61,714

Fair value of vested restricted common stock	380,000	380	1,105,226	—	—	1,105,606

Repurchase of common stock	(27,104)	(27)	(68,721)	—	—	(68,748)

Common stock issued upon exercise of stock options	50,180	51	(51)	—	—	—

Common stock issued for acquisition of Scite	2,729,014	2,729	6,546,905	—	—	6,549,634

Modification cost of accelerated vesting of restricted common stock	—	—	20,949	—	—	20,949

Net loss for the period	—	—	—	(1,041,671)	—	(1,041,671)

Foreign currency translation	—	—	—	—	5,403	5,403

Balance, December 31, 2023	32,619,598	$32,620	$37,607,895	$(23,564,320)	$(112,821)	$13,963,374

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2024	2023

Cash flow from operating activities:
Net loss	$(1,311,230)	$(1,041,671)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	618,328	215,369
Stock options expense	88,045	61,714
Restricted common stock expense	864,266	1,105,606
Modification cost of accelerated vesting of restricted common stock	—	20,949
Adjustment to contingent earnout liability	2,406,886	(268,232)
Changes in operating assets and liabilities:
Accounts receivable	(266,255)	(681,502)
Prepaid expenses and other current assets	(98,613)	(67,986)
Prepaid royalties	478,169	121,100
Accounts payable and accrued expenses	(737,670)	349,310
Deferred revenue	(170,433)	(241,545)
Net cash provided by (used in) operating activities	1,871,493	(426,888)

Cash flow from investing activities:
Purchase of property and equipment	(5,404)	(55,763)
Payment for acquisition of Resolute, net of cash acquired	—	(2,718,253)
Payment for acquisition of Scite, net of cash acquired	—	(7,305,493)
Net cash used in investing activities	(5,404)	(10,079,509)

Cash flow from financing activities:
Common stock repurchase	(205,278)	(68,748)
Payment of contingent acquisition consideration	(62,560)	(278,195)
Net cash used in financing activities	(267,838)	(346,943)

Effect of exchange rate changes	2,873	5,666
Net increase (decrease) in cash and cash equivalents	1,601,124	(10,847,674)
Cash and cash equivalents, beginning of period	6,100,031	13,545,333
Cash and cash equivalents, end of period	$7,701,155	$2,697,659

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$61,406	$39,459

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$30,198	$36,364

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2024 and 2023 (Unaudited)

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

Nature of Business

We are a vertical software-as-a-service (“SaaS”) and artificial intelligence (“AI”) company providing software and related services to help research-intensive organizations simplify the research process, save time and money. We offer various software platforms (“Platform” or “Platforms”) that are typically sold to corporate, academic, government and individual researchers as cloud-based SaaS via auto-renewing license agreements. Corporate, academic, and government customers typically sign up under annual or multi-year agreements paid annually in advance. Individual researchers can sign up under an annual or a month-to-month agreement and are typically billed monthly. Our Platforms also facilitate the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via one or more of the research Platform solutions we provide. When one or more of the Platform solutions are used to purchase Transactions, customers pay for those transactions through monthly billing or via credit card for individual researchers. In addition, our Platforms facilitate rights and permissions for customers to re-use content, ensuring copyright compliance for research, regulatory and marketing use cases as well as the utilization of content with AI applications and for the training of AI models. Our Platforms enable life science and other research-intensive organizations to simplify their research and development activities through our advanced search (i.e. Discovery Tools), tools to access and buy STM articles required to support their research (i.e. Access), as well as tools that manage that content across the enterprise and on an individual basis (i.e. Manage). The Platforms also include advanced AI (“Generative AI”) based assistants to help researchers understand the quality of the articles they are reviewing, speed up the review process, and to more fully understand how various research papers relate to each other.  In addition to STM content, the Platforms provide additional context to the research process by including the ability to search and assimilate a variety of other types of data such as Patent, Clinical Trial, Regulatory and Competitive Intelligence data. They also typically deliver a return on investment to the customer by reducing the amount of time it takes a research organization to find, acquire and manage content, in addition to also driving down the ultimate cost per article and overall research costs over time.

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

Manage – Our References solution offers a comprehensive reference management solution with built-in document delivery capabilities specifically designed to meet the collaboration and security needs of research- intensive organizations.  This user-friendly Platform enables researchers to seamlessly organize their literature, collaborate with team members, and access a vast collection of scientific content. By integrating organization tools with instant access to millions of scholarly articles, our References solution streamlines the research workflow and enhances productivity for scientific professionals.

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

Core to many of our Platform solutions is providing our customers with ways to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour, in most cases in seconds. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws and we are expanding these services to include the use of content in AI applications and for the training of AI models. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of seconds. While a vast majority of the articles are available in electronic form, the Company also has workflows to deliver older paper-based articles through relationships we have built with libraries around the world.

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

These estimates and assumptions include estimates for reserves of uncollectible accounts, the valuation of goodwill and intangible assets related to the Company’s acquisitions, accruals for contingent earnout liabilities, assumptions made in valuing equity instruments issued for services or acquisitions, and realization of deferred tax assets.

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

Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $352,026 and $630,680 at December 31, 2024 and June 30, 2024, respectively, was held by Reprints Desk in accounts at financial institutions.

The Company has no customers that represent 10% of revenue or more for the three and six months ended December 31, 2024 and 2023.

The Company has no customers that accounted for greater than 10% of accounts receivable at December 31, 2024 and June 30, 2024.

The following table summarizes vendor concentrations for content cost:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Vendor A	27%	26%	26%	25%
Vendor B	10%	10%	10%	11%

Software Costs

Based on its nature, the Company’s current software development is considered research and development and is expensed as incurred. The finalization of the Company’s research and development process precipitates the commercialization and rapid deployment of new products and enhancements. The Company continuously reviews its processes and the nature of its software development costs to determine if there are changes that would meet the requirements for capitalization under ASC 350-40, Internal-use software.

Revenue Recognition

The Company accounts for revenue in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: annual or monthly licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platforms and the transactional sale of STM content managed, sourced and delivered through the Platform. In the six months ended December 31, 2024 and 2023, the Company recognized revenue of $4,883,268 and $3,804,136 that was included in the deferred revenue at the beginning of each respective period. This revenue was recorded for the fulfillment of performance obligations related to cloud-based software subscriptions. Deferred revenue and accounts receivable was $6,424,724 and $6,153,063 as of June 30, 2023, respectively.

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	December 31,
	2024		2023
United States	$6,932,120	58.2%	$6,070,189	58.9%
Europe	3,730,368	31.3%	3,301,660	32.0%
Rest of World	1,251,731	10.5%	941,893	9.1%
Total	$11,914,219	100%	$10,313,742	100%

	Six Months Ended
	December 31,
	2024		2023
United States	$14,044,628	58.6%	$11,931,113	58.6%
Europe	7,572,800	31.6%	6,457,252	31.7%
Rest of World	2,341,273	9.8%	1,986,348	9.7%
Total	$23,958,701	100%	$20,374,713	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	As of December 31, 2024		As of June 30, 2024
United States	$3,786,975	53.2%	$4,125,696	60.0%
Europe	2,417,901	34.0%	2,082,900	30.2%
Rest of World	911,179	12.8%	671,204	9.8%
Total	$7,116,055	100%	$6,879,800	100%

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

Intangible Assets

Amortizable finite-lived identifiable intangible assets consist of developed technology and customer relationships acquired in the acquisition of ResoluteAI effective July 28, 2023 and Scite effective December 1, 2023 (See Note 5), and are stated at cost less accumulated amortization. The developed technology and customer relationships are being amortized over the estimated average useful lives of 3 to 10 years. The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the periods ended December 31, 2024 and June 30, 2024, the Company determined there were no indicators of impairment of its intangible assets.

Goodwill

Goodwill consists of the excess of the cost of ResoluteAI and Scite (see Note 5) over the fair value of amounts assigned to assets acquired and liabilities assumed. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment testing for its reporting unit on June 30 of each fiscal year.

Deferred Revenue

Contract liabilities, such as deferred revenue, exist where the Company has the obligation to transfer services to a customer for which the entity has received consideration, or when the consideration is due, from the customer.

Cash payments received or due in advance of performance are recorded as deferred revenue. Deferred revenue is primarily comprised of cloud-based software subscriptions which are generally billed in advance. The deferred revenue balance is presented as a current liability on the Company's condensed consolidated balance sheets.

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

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees for services. The Company accounts for such grants issued and vesting based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the requisite service period for awards subject to time vesting conditions and the graded tranche basis for awards subject to market vesting conditions. Forfeitures are accounted for as they occur. The Company recognizes the fair value of stock-based compensation within its condensed consolidated statements of operations and comprehensive loss with classification depending on the nature of the services rendered.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $29,554 and a gain of $13,738 for the three months ended December 31, 2024 and 2023, respectively and gains of $74,686 and $7,118 for the six months ended December 31, 2024 and 2023, respectively. Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $352,026, and $630,680 at December 31, 2024 and June 30, 2024, respectively, was held in accounts at financial institutions.

The following table summarizes the exchange rates used:

	Six Months Ended		Year Ended
	December 31,		June 30,
	2024	2023	2024	2023
Period end Euro: US Dollar exchange rate	1.04	1.10	1.07	1.09
Average period Euro: US Dollar exchange rate	1.09	1.08	1.08	1.05

Period end GBP: US Dollar exchange rate	1.25	1.27	1.26	1.27
Average period GBP: US Dollar exchange rate	1.29	1.25	1.26	1.20

Period end Mexican Peso: US Dollar exchange rate	0.05	0.06	0.05	0.06
Average period Mexican Peso: US Dollar exchange rate	0.05	0.06	0.06	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. Basic and diluted net loss per common share is the same for the three and six months ended December 31, 2024 and 2023 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Net loss available to common shareholders	$(1,980,234)	$(53,628)	$(1,311,230)	$(1,041,671)

Weighted average commons shares - basic	30,421,808	28,092,945	30,384,339	27,564,404
Dilutive effect of outstanding warrants and stock options	—	—	—	—
Dilutive effect of unvested restricted common stock	—	—	—	—
Weighted average commons shares - diluted	30,421,808	28,092,945	30,384,339	27,564,404

Net income (loss) per common share:
Basic	$(0.07)	$0.00	$(0.04)	$(0.04)
Diluted	$(0.07)	$0.00	$(0.04)	$(0.04)

1 Weighted average stock options excluded due to anti-dilution were 1,079,176 and 702,416 during the three months ended December 31, 2024 and 2023, respectively and 948,345 and 647,902 during the six months ended December 31, 2024 and 2023, respectively. Shares of unvested restricted stock that were considered antidilutive were 2,093,101 and 2,679,224 during the three and six months ended December 31, 2024 and 2023, respectively.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2024 and June 30, 2024:

	As of December 31, 2024				As of June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Total assets	$—	$—	$—	$—	$—	$—	$—	$—

Liabilities
Contingent earnout liability	$—	—	$14,705,000	$14,705,000	$—	—	$12,298,114	$12,298,114
Total liabilities	$—	$—	$14,705,000	$14,705,000	$—	$—	$12,298,114	$12,298,114

1 During the three and six months ended December 31, 2024, a change in fair value of contingent liability of $2,406,886 was recognized as a loss in the accompanying condensed consolidated statements of operations and comprehensive loss.

Our contingent earnout liability related to the Scite acquisition, which is further discussed in Note 5 to the condensed consolidated financial statements, is in the “Level 3” category for valuation purposes. The contingent earnout liability fair value is estimated with the assistance of a valuation specialist, using a Monte Carlo simulation of discounted future cash flows based on management’s forecast and a 10% discount rate. Due to the uncertainty of the significant unobservable inputs into the Monte Carlo simulation, actual results may differ under different estimates and assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Recently Issued Accounting Pronouncements

In November 2023, the FASB amended ASC No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” that includes requirements for interim segment disclosures and for entities operating under a single segment. The amendment is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact of the adoption of ASU 2023-07 on its interim and annual disclosures.

In December 2023, the FASB amended ASC 740, Income Taxes (issued under Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures”). This ASU requires additional disclosures related to the rate reconciliation, income taxes paid and other amendments intended to enhance effectiveness and comparability. The amendment is effective for the Company beginning with its fiscal year 2026 annual disclosures. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its annual disclosures.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40)” which requires disclosure each reporting period, in the notes to the financial statements, of specified information about certain costs and expenses. The new requirements will be effective for the Company for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its annual disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3.   Line of Credit

On April 15, 2024, the Company entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, the Company entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2025 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of December 31, 2024 and June 30, 2024, respectively.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. From November 2019 to November 2021, the Company's stockholders approved increases in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of December 31, 2024, there were 416,577 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2024	2,788,625	$1.93	2,529,856	$1.85	258,769	$2.73
Granted	260,000	2.79	—	—	260,000	2.79
Options vesting	—	—	108,306	2.73	(108,306)	2.73
Exercised	(111,821)	2.03	(111,821)	2.03	—	—
Forfeited	—	—	—	—	—	—
Outstanding at December 31, 2024	2,936,804	$2.00	2,526,341	$1.87	410,463	$2.77

The weighted average remaining contractual life of all options outstanding as of December 31, 2024 was 5.05 years. The remaining contractual life for options vested and exercisable at December 31, 2024 was 4.33 years. Furthermore, the aggregate intrinsic value of options outstanding as of December 31, 2024 was $6,314,912, and the aggregate intrinsic value of options vested and exercisable as of December 31, 2024 was $5,747,656, in each case based on the fair value of the Company’s common stock on December 31, 2024.

During the six months ended December 31, 2024, the Company granted 260,000 options to directors with a fair value of $364,000 which amount will be amortized over the vesting period. The total stock options expense during the six months ended December 31, 2024 was $88,045 and is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive loss. As of December 31, 2024, the amount of unrecognized compensation related to stock options was $532,276, which will be recorded as an expense in future periods. During the six months ended December 31, 2024, the Company issued 37,507 net shares of common stock upon the exercise of options underlying 111,821 shares of common stock.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the six months ended December 31, 2024 and 2023.

	Six Months Ended
	December 31,
	2024	2023
Expected dividend yield	—%	—%
Risk-free interest rate	4.26%	4.00%
Expected life (in years)	6	5
Expected volatility	46%	50%

The following table presents the information regarding stock options outstanding and exercisable as of December 31, 2024:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	0.93	225,000
0.80	16,000	0.64	16,000
0.90	15,000	0.59	15,000
1.00	15,000	0.19	15,000
1.05	300,000	1.64	300,000
1.09	40,000	1.39	40,000
1.10	105,000	0.50	105,000
1.20	247,000	2.89	247,000
1.59	25,000	3.36	25,000
2.10	238,767	7.11	238,767
2.13	211,500	5.88	211,500
2.15	200,000	7.94	200,000
2.17	28,000	6.36	28,000
2.19	5,000	7.05	5,000
2.40	274,000	3.87	274,000
2.43	61,250	6.43	61,250
2.45	72,000	5.59	72,000
2.49	68,000	5.41	68,000
2.50	20,000	4.38	20,000
2.64	7,353	6.60	7,353
2.67	21,000	6.71	21,000
2.73	257,934	8.94	107,471
2.79	260,000	9.87	—
2.99	8,000	5.36	8,000
3.13	208,000	4.87	208,000
3.50	8,000	5.12	8,000
Total	2,936,804		2,526,341

Restricted Common Stock

During the six months ended December 31, 2024, the Company issued an additional 590,000 shares of restricted stock to employees, with an aggregate fair value of $1,309,240. The shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP replaces the previous restricted stock compensation program for executives. It first became effective on August 19, 2022, and grants under the program span 5 years from the grant date. The LTEBP is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

•	20% at a 30-day VWAP of $3.00 per share (vestings occurred on March 14, 2024 and December 9, 2024);

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

As the vesting of the 590,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value, with the assistance of a valuation specialist, to be $1,309,240, computed using the Monte Carlo simulations on a binomial model with a derived service period ranging from 0.64 to 2.33 years. The total restricted common stock expense related to amortization of the fair value of the restricted stock awards were $864,266 and $1,126,555 during the six months ended December 31, 2024 and 2023, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. As of December 31, 2024, the amount of unrecognized compensation related to issuances of restricted common stock was $1,492,847, which will be recognized as an expense in future periods. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date. From the 32,640,407 shares issued and outstanding on the condensed consolidated balance sheets, 2,093,101 shares are subject to vesting and are not considered outstanding for accounting purposes.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2024	1,957,726	$3,075,449	$1.57
Granted	590,000	1,309,240	2.22
Vested	(226,041)	(571,261)	2.53
Forfeited	(228,584)	(332,450)	1.45
Non-vested, December 31, 2024	2,093,101	$3,480,978	$1.66

Common Stock Repurchases

Effective as of March 19, 2024, the Compensation Committee of our Board of Directors authorized the repurchase, on the last day of each trading window during which the outstanding awards remain outstanding and otherwise in accordance with our insider trading policies, of an aggregate value not exceeding $750,000 (the “Repurchase Cap”), in addition to the prior remaining balance of outstanding common stock of $330,774 (at prices no greater than $4.00 per share) (the “Repurchase Price Cap”)) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards through the end of fiscal year 2025. Effective as of December 19, 2024, the Compensation Committee of our Board of Directors authorized an increase in the Repurchase Cap to an aggregate value not exceeding $1,500,000 and the Repurchase Price Cap to a price no greater than $5.50 per share. The actual number of shares repurchased will be determined by applicable employees in their discretion and will depend on their evaluation of market conditions and other factors. As of June 30, 2024, $346,893 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the six months ended December 31, 2024, the Company repurchased 53,889 shares of our common stock from employees at an average market price of approximately $3.81 per share for an aggregate amount of $205,278. As of December 31, 2024, $891,615 remains under the current authorization to repurchase our outstanding common stock from our employees.

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

On September 30, 2022, Reprints Desk made a non-refundable payment of $297,450 (€300,000) (the “Base Amount”) as initial consideration for the asset purchase. In September 2023, Reprints Desk paid $64,578 in contingent consideration for customers that have their Sold Contracts assumed by Reprints Desk in comparison to the trailing twelve months of revenue of all Sold Contracts (the “Base Amount Plus”). As of December 31, 2024, $30,198 in contingent consideration was recorded as a liability since it was unpaid, for customers that placed an order and have consented to have their contract assumed by Reprints Desk (the “Bonus Amount”). The Bonus Amount payments made were $31,542 and $62,560 for the three and six months ended December 31, 2024, respectively. The Bonus Amount is based upon the collectable service fee that FIZ would have received from these customers. Contingent consideration for the Bonus Amount will continue to be paid in arrears through the quarter ending December 31, 2025.

The current contingent consideration for the Bonus Amount is recorded as a short-term liability on the condensed consolidated balance sheets. The Base Amount, the Base Amount Plus and the Bonus Amount were recorded as intangible assets on the condensed consolidated balance sheets with an estimated average useful life of 10 years.

ResoluteAI

On July 28, 2023, the Company acquired 100% of the outstanding stock of Resolute Innovation, Inc. (“ResoluteAI”), a Delaware corporation, an advanced search platform that equips organizations with search, discovery and knowledge management tools that are powered by artificial intelligence (“AI”) and NLP technologies. The total purchase consideration for ResoluteAI, net of cash acquired, was approximately $4.8 million. The consideration included an initial payment of $2.8 million, a holdback of $0.1 million and a contingent earnout that had an initial fair value of $1.9 million. The Company’s revaluation of the earnout resulted in a fair value of $0 on June 30, 2024. On December 23, 2024, the Company received $275,000 funds from transaction escrow release, related to a reduction of the purchase price, and recorded as other income on the condensed consolidated statements of operations and comprehensive loss during the three and six months ended December 31, 2024.

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

The total purchase consideration for Scite, net of cash acquired, was approximately $21.1 million. The consideration included an initial payment of $7.2 million in cash, $6.5 million in stock, a holdback of $0.2 million and a contingent earnout that had an initial fair value of $7.2 million. The Company’s revaluations of the earnout resulted in a fair value of $12.3 million at June 30, 2024 and $14.7 million at December 31, 2024.

The following sets out the unaudited pro forma operating results for the three and six months ended December 31, 2024 and 2023 for the Company had the Scite acquisition occurred as of July 1, 2023. These amounts include amortization of intangible assets:

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months ended December 31,		Six Months ended December 31,
	2024	2023	2024	2023

Revenue	$11,914,219	$11,033,441	$23,958,701	$21,834,349
Cost of revenue	6,093,126	5,877,494	12,371,732	11,967,550
Gross profit	5,821,093	5,155,947	11,586,969	9,866,799

Total operating expenses	5,728,246	5,524,052	10,847,431	11,197,427

Income (loss) from operations	92,847	(368,105)	739,538	(1,330,628)

Other income (expense)	(2,057,887)	376,426	(1,989,362)	516,737

Income (loss) from operations before provision for income taxes	(1,965,040)	8,321	(1,249,824)	(813,891)
Provision for income taxes	(15,194)	(10,057)	(61,406)	(39,459)

Pro Forma Net loss	$(1,980,234)	$(1,736)	$(1,311,230)	$(853,350)
Pro Forma Net loss per weighted average share, basic and diluted	$(0.07)	$—	$(0.04)	$(0.03)

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

As of this Quarterly Report on Form 10-Q, management has finalized its valuation analysis related to the Resolute and Scite acquisitions. The following table represents the Company’s allocation of the total purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of ResoluteAI and Scite on the date of acquisition:

In thousands	ResoluteAI	Scite
Fair value of consideration
Cash	$2,774	$7,217
Holdback cash paid	125	175
Common Stock (2,729,014 shares at $2.40 per share)	—	6,549
Contingent earn-out	1,867	7,194
Total purchase price	4,766	21,135

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	59	—
Accounts receivable	132	109
Prepaid expenses	43	—
Accounts payable and accrued expenses	(33)	—
Deferred revenue	(649)	(997)
Other current liabilities	(60)	(18)
Net tangible assets	(508)	(906)

Intangible assets:
Developed technology	2,000	8,800
Customer relationships	100	70
Net identifiable intangible assets	2,100	8,870

Goodwill	3,174	13,171

Fair value of net assets acquired	$4,766	$21,135

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of December 31, 2024: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

We are a vertical software-as-a-service (“SaaS”) and artificial intelligence (“AI”) company providing software and related services to help research-intensive organizations simplify the research process, save time and money. We offer various software platforms (“Platform” or “Platforms”) that are typically sold to corporate, academic, government and individual researchers as cloud-based SaaS via auto-renewing license agreements. Corporate, academic, and government customers typically sign up under annual or multi-year agreements paid annually in advance. Individual researchers can sign up under an annual or a month-to-month agreement and are typically billed monthly. Our Platforms also facilitate the sale of published scientific, technical, and medical (“STM”) content sold as individual articles (“Transactions”) either stand alone or via one or more of the research Platform solutions we provide. When one or more of the Platform solutions are used to purchase Transactions, customers pay for those transactions through monthly billing or via credit card for individual researchers. In addition, our Platforms facilitate rights and permissions for customers to re-use content, ensuring copyright compliance for research, regulatory and marketing use cases as well as the utilization of content with AI applications and for the training of AI models. Our Platforms enable life science and other research-intensive organizations to simplify their research and development activities through our advanced search (i.e. Discovery Tools), tools to access and buy STM articles required to support their research (i.e. Access), as well as tools that manage that content across the enterprise and on an individual basis (i.e. Manage). The Platforms also include advanced AI (“Generative AI”) based assistants to help researchers understand the quality of the articles they are reviewing, speed up the review process, and to more fully understand how various research papers relate to each other.  In addition to STM content, the Platforms provide additional context to the research process by including the ability to search and assimilate a variety of other types of data such as Patent, Clinical Trial, Regulatory and Competitive Intelligence data. They also typically deliver a return on investment to the customer by reducing the amount of time it takes a research organization to find, acquire and manage content, in addition to also driving down the ultimate cost per article and overall research costs over time.

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

Manage – Our References solution offers a comprehensive reference management solution with built-in document delivery capabilities specifically designed to meet the collaboration and security needs of research- intensive organizations.  This user-friendly Platform enables researchers to seamlessly organize their literature, collaborate with team members, and access a vast collection of scientific content. By integrating organization tools with instant access to millions of scholarly articles, our References solution streamlines the research workflow and enhances productivity for scientific professionals.

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

Core to many of our Platform solutions is providing our customers with ways to find and download digital versions of STM articles that are critical to their research. Customers submit orders for the articles they need which we source and electronically deliver to them generally in under an hour, in most cases in seconds. This service is generally known in the industry as single article delivery or document delivery. We also obtain the necessary permission licenses from the content publisher or other rights holder so that our customer’s use complies with applicable copyright laws and we are expanding these services to include the use of content in AI applications and for the training of AI models. We have arrangements with hundreds of content publishers that allow us to distribute their content. The majority of these publishers provide us with electronic access to their content, which allows us to electronically deliver single articles to our customers often in a matter of seconds. While a vast majority of the articles are available in electronic form, the Company also has workflows to deliver older paper-based articles through relationships we have built with libraries around the world.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

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

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We derive our revenues from two sources: annual or monthly licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platforms and the transactional sale of STM content managed, sourced and delivered through the Platform.

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

Goodwill

We follow ASC 350 in accounting for goodwill, which states that goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. Our policy is to perform an annual impairment testing for its reporting unit on June 30 of each fiscal year.

Intangible Assets

We follow ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the period ended December 31, 2024 and June 30, 2024, we determined there were no indicators of impairment of its intangible assets.

Stock-Based Compensation

The fair value of our stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options and future dividends. Compensation expense is recorded based upon the fair value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in current and future periods.

Depending on the type of the restricted stock award, the fair value of our restricted common stock is estimated based on the market price of our common stock on the date of grant or with the assistance of a valuation specialist, using the Monte Carlo simulations on a binomial model with a derived service period. Compensation expense is recorded based upon the fair value derived from the market price of our common stock or the Monte Carlo simulations.

Recently Issued Accounting Pronouncements

Please refer to footnote 2 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q for a discussion of Recently Issued Accounting Pronouncements.

Comparison of the Three and Six Months Ended December 31, 2024 and 2023

Results of Operations

	Three Months Ended December 31,
	2024	2023	$ Change	% Change

Revenue:
Platforms	$4,601,257	$3,125,584	$1,475,673	47.2%
Transactions	7,312,962	7,188,158	124,804	1.7%
Total revenue	11,914,219	10,313,742	1,600,477	15.5%

Cost of revenue:
Platforms	619,842	486,185	133,657	27.5%
Transactions	5,473,284	5,343,755	129,529	2.4%
Total cost of revenue	6,093,126	5,829,940	263,186	4.5%

Gross profit:
Platforms	3,981,415	2,639,399	1,342,016	50.8%
Transactions	1,839,678	1,844,403	(4,725)	(0.3)%
Total gross profit	5,821,093	4,483,802	1,337,291	29.8%

Operating expenses:
Sales and marketing	1,343,087	804,927	538,160	66.9%
Technology and product development	1,506,849	1,336,558	170,291	12.7%
General and administrative	2,008,201	2,023,848	(15,647)	(0.8)%
Depreciation and amortization	306,233	155,749	150,484	96.6%
Stock-based compensation expense	534,322	596,455	(62,133)	(10.4)%
Foreign currency transaction loss (gain)	29,554	(13,738)	43,292	315.1%
Total operating expenses	5,728,246	4,903,799	824,447	16.8%

Income (loss) from operations	92,847	(419,997)	512,844	122.1%

Other income	348,999	108,194	240,805	222.6%
Change in fair value of contingent earnout liability	(2,406,886)	268,232	(2,675,118)	(997.3)%

Loss before provision for income taxes	(1,965,040)	(43,571)	(1,921,469)	(4,410.0)%
Provision for income taxes	(15,194)	(10,057)	(5,137)	(51.1)%

Net loss	$(1,980,234)	$(53,628)	(1,926,606)	(3,592.5)%

	Six Months Ended December 31,
	2024	2023	$ Change	% Change

Revenue:
Platforms	$8,930,902	$5,725,776	$3,205,126	56.0%
Transactions	15,027,799	14,648,937	378,862	2.6%
Total revenue	23,958,701	20,374,713	3,583,988	17.6%

Cost of revenue:
Platforms	1,167,009	868,799	298,210	34.3%
Transactions	11,204,723	10,990,546	214,177	1.9%
Total cost of revenue	12,371,732	11,859,345	512,387	4.3%

Gross profit:
Platforms	7,763,893	4,856,977	2,906,916	59.9%
Transactions	3,823,076	3,658,391	164,685	4.5%
Total gross profit	11,586,969	8,515,368	3,071,601	36.1%

Operating expenses:
Sales and marketing	2,533,494	1,489,943	1,043,551	70.0%
Technology and product development	2,879,607	2,581,137	298,470	11.6%
General and administrative	3,938,377	4,566,717	(628,340)	(13.8)%
Depreciation and amortization	618,328	215,369	402,959	187.1%
Stock-based compensation expense	952,311	1,188,269	(235,958)	(19.9)%
Foreign currency transaction gain	(74,686)	(7,118)	(67,568)	(949.3)%
Total operating expenses	10,847,431	10,034,317	813,114	8.1%

Income (loss) from operations	739,538	(1,518,949)	2,258,487	148.7%

Other income	417,524	248,505	169,019	68.0%
Change in fair value of contingent earnout liability	(2,406,886)	268,232	(2,675,118)	(997.3)%

Loss before provision for income taxes	(1,249,824)	(1,002,212)	(247,612)	(24.7)%
Provision for income taxes	(61,406)	(39,459)	(21,947)	(55.6)%

Net loss	$(1,311,230)	$(1,041,671)	(269,559)	(25.9)%

Revenue

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Revenue:
Platforms	$4,601,257	$3,125,584	$1,475,673	47.2%
Transactions	7,312,962	7,188,158	124,804	1.7%
Total revenue	$11,914,219	$10,313,742	$1,600,477	15.5%

Total revenue increased $1,600,477, or 15.5%, for the three months ended December 31, 2024 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,475,673

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

Transactions	↑	$124,804	Increased primarily due to organic growth in copyright revenues.

	Six Months Ended December 31,
	2024	2023	$ Change	% Change
Revenue:
Platforms	$8,930,902	$5,725,776	$3,205,126	56.0%
Transactions	15,027,799	14,648,937	378,862	2.6%
Total revenue	$23,958,701	$20,374,713	$3,583,988	17.6%

Total revenue increased $3,583,988, or 17.6%, for the six months ended December 31, 2024 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$3,205,126

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

Transactions	↑	$378,862	Increased primarily due to organic growth in copyright revenues.

Cost of Revenue

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Cost of Revenue:
Platforms	$619,842	$486,185	$133,657	27.5%
Transactions	5,473,284	5,343,755	129,529	2.4%
Total cost of revenue	$6,093,126	$5,829,940	$263,186	4.5%

	Three Months Ended
	December 31,
	2024	2023	% Change *
As a percentage of revenue:
Platforms	13.5%	15.6%	(2.1)%
Transactions	74.8%	74.3%	0.5%
Total	51.1%	56.5%	(5.4)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 5.4%, from 56.5% for the previous year to 51.1%, for the three months ended December 31, 2024.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	2.1%	Decreased primarily due to lower personnel costs, slightly offset by higher hosting costs.
Transactions	↑	0.5%	Increased primarily due to lower copyright margins.

	Six Months Ended December 31,
	2024	2023	$ Change	% Change
Cost of Revenue:
Platforms	$1,167,009	$868,799	$298,210	34.3%
Transactions	11,204,723	10,990,546	214,177	1.9%
Total cost of revenue	$12,371,732	$11,859,345	$512,387	4.3%

	Six Months Ended
	December 31,
	2024	2023	% Change *
As a percentage of revenue:
Platforms	13.1%	15.2%	(2.1)%
Transactions	74.6%	75.0%	(0.4)%
Total	51.6%	58.2%	(6.6)%

*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 6.6%, from 58.2% for the previous year to 51.6%, for the six months ended December 31, 2024.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	2.1%	Decreased primarily due to lower personnel costs, slightly offset by higher hosting costs.
Transactions	↓	0.4%	Decreased primarily due to higher copyright margins.

Gross Profit

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Gross Profit:
Platforms	$3,981,415	$2,639,399	$1,342,016	50.8%
Transactions	1,839,678	1,844,403	(4,725)	(0.3)%
Total gross profit	$5,821,093	$4,483,802	$1,337,291	29.8%

	Three Months Ended
	December 31,
	2024	2023	% Change*
As a percentage of revenue:
Platforms	86.5%	84.4%	2.1%
Transactions	25.2%	25.7%	(0.5)%
Total	48.9%	43.5%	5.4%
*	The difference between current and prior period gross profit as a percentage of revenue

	Six Months Ended December 31,
	2024	2023	$ Change	% Change
Gross Profit:
Platforms	$7,763,893	$4,856,977	$2,906,916	59.9%
Transactions	3,823,076	3,658,391	164,685	4.5%
Total gross profit	$11,586,969	$8,515,368	$3,071,601	36.1%

	Six Months Ended
	December 31,
	2024	2023	% Change*
As a percentage of revenue:
Platforms	86.9%	84.8%	2.1%
Transactions	25.4%	25.0%	0.4%
Total	48.4%	41.8%	6.6%

*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,343,087	$804,927	$538,160	66.9%
Technology and product development	1,506,849	1,336,558	170,291	12.7%
General and administrative	2,008,201	2,023,848	(15,647)	(0.8)%
Depreciation and amortization	306,233	155,749	150,484	96.6%
Stock-based compensation expense	534,322	596,455	(62,133)	(10.4)%
Foreign currency transaction loss (gain)	29,554	(13,738)	43,292	315.1%
Total operating expenses	$5,728,246	$4,903,799	$824,447	16.8%

Category	Impact		Key Drivers
Sales and marketing	↑	$538,160

Increased primarily due to greater personnel costs, consulting expenses and marketing discretionary advertising spend, including expenses related to the additional cost base associated with the Scite acquisition and advertising associated with Scite's individual customer base.

Technology and product development	↑	$170,291

Increased primarily due to greater recruiting expenses and software development personnel and consulting costs, most of which is related to the additional cost base associated with the Scite acquisition.

General and administrative	↓	$15,647	Decreased due to lower legal expenses and personnel costs, partially offset by greater recruiting expenses and costs related to the sale of the former Chairman's equity position.

	Six Months Ended December 31,
	2024	2023	$ Change	% Change
Operating Expenses:
Sales and marketing	$2,533,494	$1,489,943	$1,043,551	70.0%
Technology and product development	2,879,607	2,581,137	298,470	11.6%
General and administrative	3,938,377	4,566,717	(628,340)	(13.8)%
Depreciation and amortization	618,328	215,369	402,959	187.1%
Stock-based compensation expense	952,311	1,188,269	(235,958)	(19.9)%
Foreign currency transaction gain	(74,686)	(7,118)	(67,568)	(949.3)%
Total operating expenses	$10,847,431	$10,034,317	$813,114	8.1%

Category	Impact		Key Drivers
Sales and marketing	↑	$1,043,551

Increased primarily due to greater personnel costs, consulting expenses and marketing discretionary advertising spend, most of which is related to the additional cost base associated with the Scite acquisition and advertising associated with Scite's individual customer base.

Technology and product development	↑	$298,470

Increased primarily due to greater recruiting expenses and software development personnel and consulting costs, most of which is related to the additional cost base associated with the Scite acquisition.

General and administrative	↓	$628,340	Decreased due to lower legal expenses and personnel costs, partially offset by greater recruiting expenses and costs related to the sale of the former Chairman's equity position.

Net Loss

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Net Loss:
Net loss:	$(1,980,234)	$(53,628)	$(1,926,606)	(3,592.5)%

Net loss increased $1,926,606, or 3,592%, for the three months ended December 31, 2024 compared to the prior year, primarily due to charges related to increasing the estimated earn out liability associated with the Scite acquisition completed in fiscal year 2024.

	Six Months Ended December 31,
	2024	2023	$ Change	% Change
Net Loss:
Net loss:	$(1,311,230)	$(1,041,671)	$(269,559)	(25.9)%

Net loss increased $269,559, or 25.9%, for the six months ended December 31, 2024 compared to the prior year, primarily due to charges related to increasing the estimated earn out liability associated with the Scite acquisition completed in fiscal year 2024, partially offset by increased gross profit as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
	2024	2023
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$1,871,493	$(426,888)
Net cash used in investing activities	(5,404)	(10,079,509)
Net cash used in financing activities	(267,838)	(346,943)

Effect of exchange rate changes	2,873	5,666
Net increase (decrease) in cash and cash equivalents	1,601,124	(10,847,674)
Cash and cash equivalents, beginning of period	6,100,031	13,545,333
Cash and cash equivalents, end of period	$7,701,155	$2,697,659

Liquidity

As of December 31, 2024, we had cash and cash equivalents of $7,701,155, compared to $6,100,031 as of June 30, 2024, an increase of $1,601,124. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $1,871,493 for the six months ended December 31, 2024 and resulted primarily from an adjustment to contingent earnout liability of $2,406,886 and a decrease in prepaid royalties of $478,169, partially offset by a decrease in accounts payable and accrued expenses of $737,670 and an increase in accounts receivable of $266,255.

Net cash used in operating activities was $426,888 for the six months ended December 31, 2023 and resulted primarily from an increase in accounts receivable of $681,502 and a decrease in deferred revenue of $241,545, partially offset by a decrease in prepaid royalties of $121,100.

Investing Activities

Net cash used in investing activities was $5,404 for the six months ended December 31, 2024 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $10,079,509 for the six months ended December 31, 2023 and resulted primarily from the payment for the Scite acquisition of $7,305,493 and the payment for the ResoluteAI acquisition of $2,718,253.

Financing Activities

Net cash used in financing activities was $267,838 for the six months ended December 31, 2024 and resulted from the payment of contingent acquisition consideration of $62,560 and the repurchase of common stock of $205,278.

Net cash used in financing activities was $346,943 for the six months ended December 31, 2023 and resulted from the payment of contingent acquisition consideration of $278,195 and the repurchase of common stock of $68,748.

On April 15, 2024, we entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, we entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2025 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of December 31, 2024.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income (loss), income (loss) from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, other income (expense) including any change in fair value of contingent earnout liability, foreign currency transaction loss, provision for income taxes, depreciation and amortization, stock-based compensation, income from discontinued operations and gain on sale of discontinued operations. Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,
	2024	2023	$ Change	% Change
Net loss	$(1,980,234)	$(53,628)	$(1,926,606)	$(3,592.5)%
Add (deduct):
Other (income) expense	2,057,887	(376,426)	2,434,313	646.7%
Foreign currency transaction loss (gain)	29,554	(13,738)	43,292	315.1%
Provision for income taxes	15,194	10,057	5,137	51.1%
Depreciation and amortization	306,233	155,749	150,484	96.6%
Stock-based compensation	534,322	596,455	(62,133)	(10.4)%
Adjusted EBITDA	$962,956	$318,469	$644,487	$202.4%

	Six Months Ended
	December 31,
	2024	2023	$ Change	% Change
Net loss	$(1,311,230)	$(1,041,671)	$(269,559)	(25.9)%
Add (deduct):
Other (income) expense	1,989,362	(516,737)	2,506,099	485.0%
Foreign currency transaction gain	(74,686)	(7,118)	(67,568)	(949.3)%
Provision for income taxes	61,406	39,459	21,947	55.6%
Depreciation and amortization	618,328	215,369	402,959	187.1%
Stock-based compensation	952,311	1,188,269	(235,958)	(19.9)%
Adjusted EBITDA	$2,235,491	$(122,429)	$2,357,920	$1,925.9%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of March 19, 2024, the Compensation Committee of our Board of Directors authorized the repurchase, on the last day of each trading window during which the outstanding awards remain outstanding and otherwise in accordance with our insider trading policies, of an aggregate value not exceeding $750,000 (the “Repurchase Cap”), in addition to the prior remaining balance of outstanding common stock of $330,774 (at prices no greater than $4.00 per share) (the “Repurchase Price Cap”)) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards through the end of fiscal year 2025. Effective as of December 19, 2024, the Compensation Committee of our Board of Directors authorized an increase in the Repurchase Cap to an aggregate value not exceeding $1,500,000 and the Repurchase Price Cap to a price no greater than $5.50 per share. The actual number of shares repurchased will be determined by applicable employees in their discretion and will depend on their evaluation of market conditions and other factors. As of June 30, 2024, $346,893 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended December 31, 2024, we repurchased 48,132 shares of our common stock from employees at an average market price of approximately $3.93 per share for an aggregate amount of $189,159. As of December 31, 2024, $891,615 remains under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
October 1-31, 2024	—	—	—	$330,774
November 1-30, 2024	—	—	—	$330,774
December 1-31, 2024	48,132	$3.93	—	$891,615
Total	48,132	$3.93	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated as of November 13, 2006.	SB-2	12/28/2007	2.1
2.2	Agreement and Plan of Merger by and among Reprints Desk, Inc., Research Solutions Acquisition Corp 1, Research Solutions, Inc., as Parent Guarantor, Resolute Innovation, Inc. and Shareholder Representative Services LLC dated as of July 28, 2023.	8-K	7/31/2023	2.1
2.3	Agreement of Merger and Plan of Reorganization, by and among the Research Solutions, Inc., Research Solutions Acquisition 2, LLC, Scite, Inc., and the Stockholder Representative, dated as of November 24, 2023.	8-K	11/24/2023	2.1
3.1.1	Articles of Incorporation.	SB-2	12/28/2007	3.1
3.1.2	Articles of Merger Effective March 4, 2013.	8-K	3/6/2013	3.1
3.2	Amended and Restated Bylaws.	8-K	10/17/2012	3.2
10.1	Employment Agreement dated October 4, 2024, between Research Solutions, Inc. and Roy W. Olivier.				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer				*
32.2	Section 1350 Certification of Chief Financial Officer				*
101.INS	INLINE XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*      Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: February 14, 2025		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: February 14, 2025		Chief Financial Officer (Principal Financial and Accounting Officer)