Form 10-Q
period 2025-03-31
Research Solutions, Inc.
filed 2025-05-09
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 2, 2025
Common Stock, $0.001 par value	32,458,727

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices. Our mailing address is 10624 E. Eastern Ave., Ste. A-614, Henderson, NV 89052.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$9,852,007	$6,100,031
Accounts receivable, net of allowance of $82,026 and $68,579, respectively	7,604,058	6,879,800
Prepaid expenses and other current assets	625,727	643,553
Prepaid royalties	755,299	1,067,237
Total current assets	18,837,091	14,690,621

Non-current assets:
Property and equipment, net of accumulated depreciation of $944,694 and $922,558, respectively	60,051	88,011
Intangible assets, net of accumulated amortization of $2,431,738 and $1,535,310, respectively	9,956,378	10,764,261
Goodwill	16,372,979	16,315,888
Deposits and other assets	881	981
Total assets	$45,227,380	$41,859,762

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,529,572	$8,843,612
Deferred revenue	10,355,768	9,023,848
Contingent earnout liability, current portion	6,019,488	—
Total current liabilities	24,904,828	17,867,460

Non-current liabilities:
Contingent earnout liability, long-term portion	9,091,422	12,298,114
Total liabilities	33,996,250	30,165,574

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,405,120 and 32,295,373 shares issued and outstanding, respectively	32,405	32,295
Additional paid-in capital	38,728,405	38,089,958
Accumulated deficit	(27,404,006)	(26,309,246)
Accumulated other comprehensive loss	(125,674)	(118,819)
Total stockholders’ equity	11,231,130	11,694,188
Total liabilities and stockholders’ equity	$45,227,380	$41,859,762

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenue:
Platforms	$4,839,929	$3,953,403	$13,770,831	$9,679,179
Transactions	7,821,434	8,162,269	22,849,233	22,811,206
Total revenue	12,661,363	12,115,672	36,620,064	32,490,385

Cost of revenue:
Platforms	610,306	571,352	1,777,315	1,440,151
Transactions	5,783,977	6,062,388	16,988,700	17,052,934
Total cost of revenue	6,394,283	6,633,740	18,766,015	18,493,085
Gross profit	6,267,080	5,481,932	17,854,049	13,997,300

Operating expenses:
Selling, general and administrative	5,398,145	5,084,371	15,627,248	14,903,319
Depreciation and amortization	312,013	309,898	930,341	525,267
Total operating expenses	5,710,158	5,394,269	16,557,589	15,428,586

Income (loss) from operations	556,922	87,663	1,296,460	(1,431,286)

Other income	78,868	31,228	496,392	279,678
Change in fair value of contingent earnout liability	(405,910)	—	(2,812,796)	268,287

Income (loss) before provision for income taxes	229,880	118,891	(1,019,944)	(883,321)
Provision for income taxes	(13,410)	(42,590)	(74,816)	(82,049)

Net income (loss)	216,470	76,301	(1,094,760)	(965,370)

Other comprehensive income (loss):
Foreign currency translation	(3,324)	858	(6,855)	6,261
Comprehensive income (loss)	$213,146	$77,159	$(1,101,615)	$(959,109)

Basic income (loss) per common share:
Net income (loss) per share	$0.01	$-	$(0.04)	$(0.03)
Weighted average common shares outstanding	31,033,022	30,020,652	30,597,410	28,377,199

Diluted income (loss) per common share:
Net income (loss) per share	$0.01	$-	$(0.04)	$(0.03)
Weighted average common shares outstanding	32,139,935	33,511,242	30,597,410	28,377,199

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2025

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2024	32,640,407	$32,640	$38,836,646	$(27,620,476)	$(122,350)	$11,126,460

Stock options expense	—	—	58,706	—	—	58,706

Restricted common stock expense	—	—	535,933	—	—	535,933

Repurchase of common stock	(246,707)	(246)	(702,869)	—	—	(703,115)

Common stock issued upon exercise of stock options	11,420	11	(11)	—	—	—

Net income for the period	—	—	—	216,470	—	216,470

Foreign currency translation	—	—	—	—	(3,324)	(3,324)

Balance, March 31, 2025	32,405,120	$32,405	$38,728,405	$(27,404,006)	$(125,674)	$11,231,130

Balance, July 1, 2024	32,295,373	$32,295	$38,089,958	$(26,309,246)	$(118,819)	$11,694,188

Stock options expense	—	—	146,751	—	—	146,751

Restricted common stock expense	—	—	1,400,199	—	—	1,400,199

Grant of restricted common stock	590,000	590	(590)	—	—	—

Forfeited restricted common stock	(228,584)	(229)	229	—	—	—

Repurchase of common stock	(300,596)	(300)	(908,093)	—	—	(908,393)

Common stock issued upon exercise of stock options	48,927	49	(49)	—	—	—

Net loss for the period	—	—	—	(1,094,760)	—	(1,094,760)

Foreign currency translation	—	—	—	—	(6,855)	(6,855)

Balance, March 31, 2025	32,405,120	$32,405	$38,728,405	$(27,404,006)	$(125,674)	$11,231,130

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2024

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2023	32,619,598	$32,620	$37,607,895	$(23,564,320)	$(112,821)	$13,963,374

Stock options expense	—	—	42,788	—	—	42,788

Restricted common stock expense	—	—	498,214	—	—	498,214

Forfeited restricted common stock	(200,000)	(200)	200	—	—	—

Repurchase of common stock	(159,044)	(159)	(453,117)	—	—	(453,276)

Common stock issued upon exercise of stock options	20,870	20	(20)	—	—	—

Net loss for the period	—	—	—	76,301	—	76,301

Foreign currency translation	—	—	—	—	858	858

Balance, March 31, 2024	32,281,424	$32,281	$37,695,960	$(23,488,019)	$(111,963)	$14,128,259

Balance, July 1, 2023	29,487,508	$29,487	$29,941,873	$(22,522,649)	$(118,224)	$7,330,487

Stock options expense	—	—	104,502	—	—	104,502

Restricted common stock expense	—	—	1,603,820	—	—	1,603,820

Grant of restricted common stock	380,000	380	(380)	—	—	—

Forfeited restricted common stock	(200,000)	(200)	200	—	—	—

Repurchase of common stock	(186,148)	(186)	(521,838)	—	—	(522,024)

Common stock issued upon exercise of stock options	71,050	71	(71)	—	—	—

Common stock issued for acquisition of Scite	2,729,014	2,729	6,546,905	—	—	6,549,634

Modification cost of accelerated vesting of restricted common stock	—	—	20,949	—	—	20,949

Net loss for the period	—	—	—	(965,370)	—	(965,370)

Foreign currency translation	—	—	—	—	6,261	6,261

Balance, March 31, 2024	32,281,424	$32,281	$37,695,960	$(23,488,019)	$(111,963)	$14,128,259

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2025	2024

Cash flow from operating activities:
Net loss	$(1,094,760)	$(965,370)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	930,341	525,267
Stock options expense	146,751	104,502
Restricted common stock expense	1,400,199	1,603,820
Modification cost of accelerated vesting of restricted common stock	—	20,949
Adjustment to contingent earnout liability	2,812,796	(268,287)
Changes in operating assets and liabilities:
Accounts receivable	(754,258)	(739,883)
Prepaid expenses and other current assets	17,826	(156,026)
Prepaid royalties	311,938	197,888
Accounts payable and accrued expenses	(338,502)	498,584
Deferred revenue	1,331,920	768,347
Net cash provided by operating activities	4,764,251	1,589,791

Cash flow from investing activities:
Purchase of property and equipment	(11,571)	(57,761)
Payment for acquisition of Resolute, net of cash acquired	—	(2,718,253)
Payment for acquisition of Scite, net of cash acquired	—	(7,305,493)
Net cash used in investing activities	(11,571)	(10,081,507)

Cash flow from financing activities:
Common stock repurchase	(908,393)	(522,024)
Payment of contingent acquisition consideration	(91,174)	(314,960)
Net cash used in financing activities	(999,567)	(836,984)

Effect of exchange rate changes	(1,137)	4,791
Net increase (decrease) in cash and cash equivalents	3,751,976	(9,323,909)
Cash and cash equivalents, beginning of period	6,100,031	13,545,333
Cash and cash equivalents, end of period	$9,852,007	$4,221,424

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$74,816	$82,049

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$29,394	$36,130

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2025 and 2024 (Unaudited)

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

Discovery Tools – Our Scite.ai and Resolute.ai solutions facilitate search (discovery) across virtually all STM articles available. These solutions include basic search solutions and advanced search tools. These tools allow for searching and identifying relevant research and then purchasing that research through one of our other solutions. In addition, these tools increasingly enable users to find insights in other datasets adjacent to STM content, such as Clinical Trial, Patent, Life Science & MedTech Regulatory information, Competitor and Technology landscape insights, in addition to searching the customer’s internal datasets. Scite.ai includes full text search capability on most of the world’s STM content providing better search results and citation information as supporting or contrasting evidence. This powers our AI assistant and literature search engine and gives researchers better insights into any topic. The advanced search solutions are sold through a seat, enterprise, or individual license. These Platforms are deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platforms through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. The Platforms can also be configured to satisfy a customer’s individual preferences. We leverage our Platforms’ efficiencies in scalability, stability and development costs to fuel rapid innovation and competitive advantage.

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

Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $612,725 and $630,680 at March 31, 2025 and June 30, 2024, respectively, was held by Reprints Desk in accounts at financial institutions.

The Company has no customers that represent 10% of revenue or more for the three and nine months ended March 31, 2025 and 2024.

The Company has no customers that accounted for greater than 10% of accounts receivable at March 31, 2025 and June 30, 2024.

The following table summarizes vendor concentrations for content cost:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Vendor A	29%	27%	27%	26%
Vendor B	10%	10%	10%	10%

Software Costs

Based on its nature, the Company’s software development costs are expensed as incurred. The finalization of the Company’s project development process precipitates the rapid commercialization and deployment of new products and enhancements. The Company continuously reviews its projects, processes and the nature of its software development costs to determine if there are changes that would meet the requirements for capitalization under Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software.

Revenue Recognition

The Company accounts for revenue in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Topic 606, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: annual or monthly licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platforms and the transactional sale of STM content managed, sourced and delivered through the Platform. In the nine months ended March 31, 2025 and 2024, the Company recognized revenue of $5,980,919 and $4,610,262 that was included in the deferred revenue at the beginning of each respective period. This revenue was recorded for the fulfillment of performance obligations related to cloud-based software subscriptions. Deferred revenue and accounts receivable was $6,424,724 and $6,153,063 as of June 30, 2023, respectively.

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	March 31,
	2025		2024
United States	$7,227,043	57.0%	$7,289,260	60.2%
Europe	4,046,925	32.0%	3,767,945	31.1%
Rest of World	1,387,395	11.0%	1,058,467	8.7%
Total	$12,661,363	100%	$12,115,672	100%

	Nine Months Ended
	March 31,
	2025		2024
United States	$21,271,525	58.1%	$19,220,592	59.1%
Europe	11,619,759	31.7%	10,225,116	31.5%
Rest of World	3,728,780	10.2%	3,044,677	9.4%
Total	$36,620,064	100%	$32,490,385	100%

Accounts Receivable, Net by Geographical Region

The following table summarizes accounts receivable, net by geographical region:

	As of March 31, 2025		As of June 30, 2024
United States	$4,292,963	56.5%	$4,125,696	60.0%
Europe	2,605,952	34.3%	2,082,900	30.2%
Rest of World	705,143	9.3%	671,204	9.8%
Total	$7,604,058	100%	$6,879,800	100%

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

Intangible Assets

Amortizable finite-lived identifiable intangible assets consist of developed technology and customer relationships acquired in the acquisition of ResoluteAI effective July 28, 2023 and Scite effective December 1, 2023 (See Note 5), and are stated at cost less accumulated amortization. The developed technology and customer relationships are being amortized over the estimated average useful lives of 3 to 10 years. The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the periods ended March 31, 2025 and June 30, 2024, the Company determined there were no indicators of impairment of its intangible assets.

Goodwill

Goodwill consists of the excess of the cost of ResoluteAI and Scite (see Note 5) over the fair value of amounts assigned to assets acquired and liabilities assumed. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company operates in a single reporting unit at the consolidated level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment testing for its reporting unit on June 30 of each fiscal year.

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

Cost of Revenue

Platforms

Cost of Platform revenue consists primarily of personnel costs of our operations team, and managed hosting providers and other third-party service and data providers.

Transactions

Cost of Transaction revenue consists primarily of the respective copyright fee for the permitted use of the content, less a discount in most cases, and to a much lesser extent, personnel costs of our operations team and third-party service providers.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees for services. The Company accounts for such grants issued and vesting based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the requisite service period for awards subject to time vesting conditions and the graded tranche basis for awards subject to market vesting conditions. Forfeitures are accounted for as they occur. The Company recognizes the fair value of stock-based compensation within its condensed consolidated statements of operations and comprehensive income (loss) with classification depending on the nature of the services rendered.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to gains of $44,519 and $119,205 for the three and nine months ended March 31, 2025, respectively and losses of $22,177 and $15,059 for the three and nine months ended March 31, 2024, respectively. Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $612,725, and $630,680 at March 31, 2025 and June 30, 2024, respectively, was held in accounts at financial institutions.

The following table summarizes the exchange rates used:

	Nine Months Ended		Year Ended
	March 31,		June 30,
	2025	2024	2024	2023
Period end Euro: US Dollar exchange rate	1.08	1.08	1.07	1.09
Average period Euro: US Dollar exchange rate	1.07	1.08	1.08	1.05

Period end GBP: US Dollar exchange rate	1.29	1.26	1.26	1.27
Average period GBP: US Dollar exchange rate	1.28	1.26	1.26	1.20

Period end Japanese Yen: US Dollar exchange rate	0.007	0.007	0.006	0.007
Average period Japanese Yen: US Dollar exchange rate	0.007	0.007	0.007	0.007

Period end Mexican Peso: US Dollar exchange rate	0.05	0.06	0.05	0.06
Average period Mexican Peso: US Dollar exchange rate	0.05	0.06	0.06	0.05

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. Basic and diluted net loss per common share is the same for the nine months ended March 31, 2025 and 2024 because all stock options, warrants, and unvested restricted common stock are anti-dilutive.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Net income (loss) available to common shareholders	$216,470	$76,301	$(1,094,760)	$(965,370)

Weighted average commons shares - basic	31,033,022	30,020,652	30,597,410	28,377,199
Dilutive effect of outstanding warrants and stock options	1,080,595	938,087	—	—
Dilutive effect of unvested restricted common stock	26,318	2,552,503	—	—
Weighted average commons shares - diluted	32,139,935	33,511,242	30,597,410	28,377,199

Net income (loss) per common share:
Basic	$0.01	$0.00	$(0.04)	$(0.03)
Diluted	$0.01	$0.00	$(0.04)	$(0.03)

1 Weighted average stock options excluded due to anti-dilution were 770,287 and 8,000 during the three months ended March 31, 2025 and 2024, respectively and 2,791,702 and 2,641,492 during the nine months ended March 31, 2025 and 2024, respectively. Shares of unvested restricted stock that were considered antidilutive were 2,139,100 and 2,329,900 during the three months ended March 31, 2025 and 2024, respectively and 2,221,495 and 2,715,191 during the nine months ended March 31, 2025 and 2024, respectively.

Fair Value of Financial Instruments

Under FASB ASC Topic 820, Fair Value Measurements and Disclosures, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied. A fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of March 31, 2025 and June 30, 2024:

	As of March 31, 2025				As of June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Total assets	$—	$—	$—	$—	$—	$—	$—	$—

Liabilities
Contingent earnout liability	$—	—	$15,110,910	$15,110,910	$—	—	$12,298,114	$12,298,114
Total liabilities	$—	$—	$15,110,910	$15,110,910	$—	$—	$12,298,114	$12,298,114

1 During the three and nine months ended March 31, 2025, a change in fair value of contingent liability of $405,910 and $2,812,796, respectively, were recognized as loss in the accompanying condensed consolidated statements of operations and comprehensive income (loss). During the nine months ended March 31, 2024, a change in fair value of contingent liability of $268,287, was recognized as a gain in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Note 3.   Line of Credit

On April 15, 2024, the Company entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, the Company entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2026 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of March 31, 2025 and June 30, 2024, respectively.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. From November 2019 to November 2021, the Company's stockholders approved increases in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of March 31, 2025, there were 416,577 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2024	2,788,625	$1.93	2,529,856	$1.85	258,769	$2.73
Granted	260,000	2.79	—	—	260,000	2.79
Options vesting	—	—	129,800	2.73	(129,800)	2.73
Exercised	(128,821)	1.92	(128,821)	1.92	—	—
Forfeited	—	—	—	—	—	—
Outstanding at March 31, 2025	2,919,804	$2.00	2,530,835	$1.89	388,969	$2.77

The weighted average remaining contractual life of all options outstanding as of March 31, 2025 was 4.83 years. The remaining contractual life for options vested and exercisable at March 31, 2025 was 4.14 years. Furthermore, the aggregate intrinsic value of options outstanding as of March 31, 2025 was $1,943,721, and the aggregate intrinsic value of options vested and exercisable as of March 31, 2025 was $1,943,721, in each case based on the fair value of the Company’s common stock on March 31, 2025.

During the nine months ended March 31, 2025, the Company granted 260,000 options to directors with a fair value of $364,000 which amount will be amortized over the vesting period. The total stock options expense during the nine months ended March 31, 2025 was $146,751 and is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive income (loss). As of March 31, 2025, the amount of unrecognized compensation related to stock options was $473,570, which will be recorded as an expense in future periods. During the nine months ended March 31, 2025, the Company issued 48,927 net shares of common stock upon the exercise of options underlying 128,821 shares of common stock.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the nine months ended March 31, 2025 and 2024.

	Nine Months Ended
	March 31,
	2025	2024
Expected dividend yield	—%	—%
Risk-free interest rate	4.26%	4.00%
Expected life (in years)	6	5
Expected volatility	46%	50%

The following table presents the information regarding stock options outstanding and exercisable as of March 31, 2025:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70	225,000	0.68	225,000
0.80	16,000	0.39	16,000
0.90	15,000	0.35	15,000
1.05	300,000	1.39	300,000
1.09	40,000	1.15	40,000
1.10	105,000	0.25	105,000
1.20	247,000	2.64	247,000
1.59	25,000	3.11	25,000
2.10	238,767	6.86	238,767
2.13	211,500	5.64	211,500
2.15	200,000	7.70	200,000
2.17	28,000	6.12	28,000
2.19	5,000	6.81	5,000
2.40	272,000	3.62	272,000
2.43	61,250	6.18	61,250
2.45	72,000	5.35	72,000
2.49	68,000	5.16	68,000
2.50	20,000	4.13	20,000
2.64	7,353	6.35	7,353
2.67	21,000	6.47	21,000
2.73	257,934	8.69	128,965
2.79	260,000	9.62	—
2.99	8,000	5.12	8,000
3.13	208,000	4.62	208,000
3.50	8,000	4.87	8,000
Total	2,919,804		2,530,835

Restricted Common Stock

During the nine months ended March 31, 2025, the Company issued an additional 590,000 shares of restricted stock to employees, with an aggregate fair value of $1,309,240. The shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP replaces the previous restricted stock compensation program for executives. It first became effective on August 19, 2022, and grants under the program span 5 years from the grant date. The LTEBP is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

•	20% at a 30-day VWAP of $3.00 per share (vestings occurred on March 14, 2024 and December 9, 2024);

•20% at a 30-day VWAP of $3.75 per share (vesting occurred on January 3, 2025);

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

As the vesting of the 590,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value, with the assistance of a valuation specialist, to be $1,309,240, computed using the Monte Carlo simulations on a binomial model with a derived service period ranging from 0.64 to 2.33 years. The total restricted common stock expense related to amortization of the fair value of the restricted stock awards were $1,400,199 and $1,624,769 during the nine months ended March 31, 2025 and 2024, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2025, the amount of unrecognized compensation related to issuances of restricted common stock was $957,272, which will be recognized as an expense in future periods. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date, using the treasury method. From the 32,405,120 shares issued and outstanding on the condensed consolidated balance sheets, 1,530,492 shares are subject to vesting and are not considered outstanding for accounting purposes.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2024	1,957,726	$3,075,449	$1.57
Granted	590,000	1,309,240	2.22
Vested	(788,650)	(1,589,035)	2.01
Forfeited	(228,584)	(332,450)	1.45
Non-vested, March 31, 2025	1,530,492	$2,463,204	$1.61

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

During the three months ended March 31, 2025, the Company repurchased 246,707 shares of our common stock from employees at an average market price of approximately $2.85 per share for an aggregate amount of $703,115. During the nine months ended March 31, 2025, the Company repurchased 300,596 shares of our common stock from employees at an average market price of approximately $3.02 per share for an aggregate amount of $908,393. As of March 31, 2025, $188,500 remains under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended March 31, 2024, the Company repurchased 159,044 shares of our common stock from employees at an average market price of approximately $2.85 per share for an aggregate amount of $453,276. During the nine months ended March 31, 2024, the Company repurchased 186,148 shares of our common stock from employees at an average market price of approximately $2.80 per share for an aggregate amount of $522,024. As of March 31, 2024, $379,071 remained under the current authorization to repurchase our outstanding common stock from our employees.

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

On September 30, 2022, Reprints Desk made a non-refundable payment of $297,450 (€300,000) (the “Base Amount”) as initial consideration for the asset purchase. In September 2023, Reprints Desk paid $64,578 in contingent consideration for customers that have their Sold Contracts assumed by Reprints Desk in comparison to the trailing twelve months of revenue of all Sold Contracts (the “Base Amount Plus”). As of March 31, 2025, $29,394 in contingent consideration was recorded as a liability since it was unpaid, for customers that placed an order and have consented to have their contract assumed by Reprints Desk (the “Bonus Amount”). The Bonus Amount payments made were $28,614 and $91,174 for the three and nine months ended March 31, 2025, respectively. The Bonus Amount is based upon the collectable service fee that FIZ would have received from these customers. Contingent consideration for the Bonus Amount will continue to be paid in arrears through the quarter ending December 31, 2025.

The current contingent consideration for the Bonus Amount is recorded as a short-term liability on the condensed consolidated balance sheets. The Base Amount, the Base Amount Plus and the Bonus Amount were recorded as intangible assets on the condensed consolidated balance sheets with an estimated average useful life of 10 years.

ResoluteAI

On July 28, 2023, the Company acquired 100% of the outstanding stock of Resolute Innovation, Inc. (“ResoluteAI”), a Delaware corporation, an advanced search platform that equips organizations with search, discovery and knowledge management tools that are powered by artificial intelligence (“AI”) and NLP technologies. The total purchase consideration for ResoluteAI, net of cash acquired, was approximately $4.8 million. The consideration included an initial payment of $2.8 million, a holdback of $0.1 million and a contingent earnout that had an initial fair value of $1.9 million. The Company’s revaluation of the earnout resulted in a fair value of $0 on June 30, 2024. On December 23, 2024, the Company received $275,000 funds from transaction escrow release, related to a reduction of the purchase price, and recorded as other income on the condensed consolidated statements of operations and comprehensive income (loss) during the nine months ended March 31, 2025.

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

The total purchase consideration for Scite, net of cash acquired, was approximately $21.1 million. The consideration included an initial payment of $7.2 million in cash, $6.5 million in stock, a holdback of $0.2 million and a contingent earnout that had an initial fair value of $7.2 million. The Company’s revaluations of the earnout resulted in a fair value of $12.3 million at June 30, 2024 and $15.1 million at March 31, 2025.

The following sets out the unaudited pro forma operating results for the three and nine months ended March 31, 2025 and 2024 for the Company had the Scite acquisition occurred as of July 1, 2023. These amounts include amortization of intangible assets:

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months ended March 31,		Nine Months ended March 31,
	2025	2024	2025	2024

Revenue	$12,661,363	$12,115,672	$36,620,064	$33,950,021
Cost of revenue	6,394,283	6,633,740	18,766,015	18,601,290
Gross profit	6,267,080	5,481,932	17,854,049	15,348,731

Total operating expenses	5,710,158	5,394,269	16,557,589	16,591,696

Income (loss) from operations	556,922	87,663	1,296,460	(1,242,965)

Other income (expense)	(327,042)	31,228	(2,316,404)	548,967

Income (loss) from operations before provision for income taxes	229,880	118,891	(1,019,944)	(693,998)
Provision for income taxes	(13,410)	(42,590)	(74,816)	(82,049)

Pro Forma Net income (loss)	$216,470	$76,301	$(1,094,760)	$(776,047)
Pro Forma Net income (loss) per weighted average share, basic and diluted	$0.01	$—	$(0.04)	$(0.03)

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

As of this Quarterly Report on Form 10-Q, management has finalized its valuation analysis related to the Resolute and Scite acquisitions. The following table represents the Company’s allocation of the total purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of ResoluteAI and Scite on the date of acquisition:

In thousands	ResoluteAI	Scite
Fair value of consideration
Cash	$2,774	$7,217
Holdback cash paid	125	175
Common Stock (2,729,014 shares at $2.40 per share)	—	6,549
Contingent earn-out	1,867	7,194
Total purchase price	4,766	21,135

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	59	—
Accounts receivable	132	109
Prepaid expenses	43	—
Accounts payable and accrued expenses	(33)	(27)
Deferred revenue	(649)	(997)
Other current liabilities	(60)	(18)
Net tangible assets	(508)	(933)

Intangible assets:
Developed technology	2,000	8,800
Customer relationships	100	70
Net identifiable intangible assets	2,100	8,870

Goodwill	3,174	13,198

Fair value of net assets acquired	$4,766	$21,135

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

Note 7.  Subsequent Events

On April 8, 2025, the Company extended the expiration date of its Revolving Line of Credit Note (the “PNC Note”) with PNC from April 15, 2025 to April 15, 2026, or such later date as PNC, in its sole discretion, may designate, which provides for a $500,000 secured revolving line of credit and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of March 31, 2025: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Discovery Tools – Our Scite.ai and Resolute.ai solutions facilitate search (discovery) across virtually all STM articles available. These solutions include basic search solutions and advanced search tools. These tools allow for searching and identifying relevant research and then purchasing that research through one of our other solutions. In addition, these tools increasingly enable users to find insights in other datasets adjacent to STM content, such as Clinical Trial, Patent, Life Science & MedTech Regulatory information, Competitor and Technology landscape insights, in addition to searching the customer’s internal datasets. Scite.ai includes full text search capability on most of the world’s STM content providing better search results and citation information as supporting or contrasting evidence. This powers our AI assistant and literature search engine and gives researchers better insights into any topic. The advanced search solutions are sold through a seat, enterprise, or individual license. These Platforms are deployed as a single, multi-tenant system across our entire customer base. Customers securely access the Platforms through online web interfaces and via web service APIs that enable customers to leverage Platform features and functionality from within in-house and third-party software systems. The Platforms can also be configured to satisfy a customer’s individual preferences. We leverage our Platforms’ efficiencies in scalability, stability and development costs to fuel rapid innovation and competitive advantage.

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

Intangible Assets

We follow ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the period ended March 31, 2025 and June 30, 2024, we determined there were no indicators of impairment of its intangible assets.

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

Comparison of the Three and Nine Months Ended March 31, 2025 and 2024

Results of Operations

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

Revenue:
Platforms	$4,839,929	$3,953,403	$886,526	22.4%
Transactions	7,821,434	8,162,269	(340,835)	(4.2)%
Total revenue	12,661,363	12,115,672	545,691	4.5%

Cost of revenue:
Platforms	610,306	571,352	38,954	6.8%
Transactions	5,783,977	6,062,388	(278,411)	(4.6)%
Total cost of revenue	6,394,283	6,633,740	(239,457)	(3.6)%

Gross profit:
Platforms	4,229,623	3,382,051	847,572	25.1%
Transactions	2,037,457	2,099,881	(62,424)	(3.0)%
Total gross profit	6,267,080	5,481,932	785,148	14.3%

Operating expenses:
Sales and marketing	1,607,678	1,122,365	485,313	43.2%
Technology and product development	1,394,936	1,371,754	23,182	1.7%
General and administrative	1,845,411	2,027,073	(181,662)	(9.0)%
Depreciation and amortization	312,013	309,898	2,115	0.7%
Stock-based compensation expense	594,639	541,002	53,637	9.9%
Foreign currency transaction loss (gain)	(44,519)	22,177	(66,696)	(300.7)%
Total operating expenses	5,710,158	5,394,269	315,889	5.9%

Income from operations	556,922	87,663	469,259	535.3%

Other income	78,868	31,228	47,640	152.6%
Change in fair value of contingent earnout liability	(405,910)	-	(405,910)	—%

Income before provision for income taxes	229,880	118,891	110,989	93.4%
Provision for income taxes	(13,410)	(42,590)	29,180	68.5%

Net income	$216,470	$76,301	140,169	183.7%

	Nine Months Ended March 31,
	2025	2024	$ Change	% Change

Revenue:
Platforms	$13,770,831	$9,679,179	$4,091,652	42.3%
Transactions	22,849,233	22,811,206	38,027	0.2%
Total revenue	36,620,064	32,490,385	4,129,679	12.7%

Cost of revenue:
Platforms	1,777,315	1,440,151	337,164	23.4%
Transactions	16,988,700	17,052,934	(64,234)	(0.4)%
Total cost of revenue	18,766,015	18,493,085	272,930	1.5%

Gross profit:
Platforms	11,993,516	8,239,028	3,754,488	45.6%
Transactions	5,860,533	5,758,272	102,261	1.8%
Total gross profit	17,854,049	13,997,300	3,856,749	27.6%

Operating expenses:
Sales and marketing	4,141,172	2,612,308	1,528,864	58.5%
Technology and product development	4,274,543	3,952,891	321,652	8.1%
General and administrative	5,783,788	6,593,790	(810,002)	(12.3)%
Depreciation and amortization	930,341	525,267	405,074	77.1%
Stock-based compensation expense	1,546,950	1,729,271	(182,321)	(10.5)%
Foreign currency transaction loss (gain)	(119,205)	15,059	(134,264)	(891.6)%
Total operating expenses	16,557,589	15,428,586	1,129,003	7.3%

Income (loss) from operations	1,296,460	(1,431,286)	2,727,746	190.6%

Other income	496,392	279,678	216,714	77.5%
Change in fair value of contingent earnout liability	(2,812,796)	268,287	(3,081,083)	(1,148.4)%

Loss before provision for income taxes	(1,019,944)	(883,321)	(136,623)	(15.5)%
Provision for income taxes	(74,816)	(82,049)	7,233	8.8%

Net loss	$(1,094,760)	$(965,370)	(129,390)	(13.4)%

Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue:
Platforms	$4,839,929	$3,953,403	$886,526	22.4%
Transactions	7,821,434	8,162,269	(340,835)	(4.2)%
Total revenue	$12,661,363	$12,115,672	$545,691	4.5%

Total revenue increased $545,691, or 4.5%, for the three months ended March 31, 2025 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$886,526

Increased due to additional deployments to new and existing customers and expansion from existing customers, including cross-sell revenue from the Scite acquisition. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year for commercial customers and monthly for individual subscribers, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↓	$340,835	Decreased primarily due to lower volume of paid orders.

	Nine Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue:
Platforms	$13,770,831	$9,679,179	$4,091,652	42.3%
Transactions	22,849,233	22,811,206	38,027	0.2%
Total revenue	$36,620,064	$32,490,385	$4,129,679	12.7%

Total revenue increased $4,129,679, or 12.7%, for the nine months ended March 31, 2025 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$4,091,652

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

Transactions	↑	$38,027	Increased primarily due to organic growth in copyright revenues, partially offset by lower service fee revenue.

Cost of Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Cost of Revenue:
Platforms	$610,306	$571,352	$38,954	6.8%
Transactions	5,783,977	6,062,388	(278,411)	(4.6)%
Total cost of revenue	$6,394,283	$6,633,740	$(239,457)	(3.6)%

	Three Months Ended
	March 31,
	2025	2024	% Change *
As a percentage of revenue:
Platforms	12.6%	14.5%	(1.9)%
Transactions	74.0%	74.3%	(0.3)%
Total	50.5%	54.8%	(4.3)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 4.3%, from 54.8% for the previous year to 50.5%, for the three months ended March 31, 2025.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	1.9%	Decreased primarily due to lower personnel costs, slightly offset by higher hosting costs, which increased proportionally with revenue.
Transactions	↓	0.3%	Decreased primarily due to higher copyright margins.

	Nine Months Ended March 31,
	2025	2024	$ Change	% Change
Cost of Revenue:
Platforms	$1,777,315	$1,440,151	$337,164	23.4%
Transactions	16,988,700	17,052,934	(64,234)	(0.4)%
Total cost of revenue	$18,766,015	$18,493,085	$272,930	1.5%

	Nine Months Ended
	March 31,
	2025	2024	% Change *
As a percentage of revenue:
Platforms	12.9%	14.9%	(2.0)%
Transactions	74.4%	74.8%	(0.4)%
Total	51.2%	56.9%	(5.7)%

*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 5.7%, from 56.9% for the previous year to 51.2%, for the nine months ended March 31, 2025.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	2.0%	Decreased primarily due to lower personnel costs, slightly offset by higher hosting costs.
Transactions	↓	0.4%	Decreased primarily due to higher copyright margins.

Gross Profit

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Gross Profit:
Platforms	$4,229,623	$3,382,051	$847,572	25.1%
Transactions	2,037,457	2,099,881	(62,424)	(3.0)%
Total gross profit	$6,267,080	$5,481,932	$785,148	14.3%

	Three Months Ended
	March 31,
	2025	2024	% Change*
As a percentage of revenue:
Platforms	87.4%	85.5%	1.9%
Transactions	26.0%	25.7%	0.3%
Total	49.5%	45.2%	4.3%
*	The difference between current and prior period gross profit as a percentage of revenue

	Nine Months Ended March 31,
	2025	2024	$ Change	% Change
Gross Profit:
Platforms	$11,993,516	$8,239,028	$3,754,488	45.6%
Transactions	5,860,533	5,758,272	102,261	1.8%
Total gross profit	$17,854,049	$13,997,300	$3,856,749	27.6%

	Nine Months Ended
	March 31,
	2025	2024	% Change*
As a percentage of revenue:
Platforms	87.1%	85.1%	2.0%
Transactions	25.6%	25.2%	0.4%
Total	48.8%	43.1%	5.7%

*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,607,678	$1,122,365	$485,313	43.2%
Technology and product development	1,394,936	1,371,754	23,182	1.7%
General and administrative	1,845,411	2,027,073	(181,662)	(9.0)%
Depreciation and amortization	312,013	309,898	2,115	0.7%
Stock-based compensation expense	594,639	541,002	53,637	9.9%
Foreign currency transaction loss (gain)	(44,519)	22,177	(66,696)	(300.7)%
Total operating expenses	$5,710,158	$5,394,269	$315,889	5.9%

Category	Impact		Key Drivers
Sales and marketing	↑	$485,313	Increased primarily due to greater personnel costs, consulting expenses, marketing discretionary advertising spend, and a sales training event conducted in the quarter.
Technology and product development	↑	$23,182	Increased modestly due to greater software development personnel costs, partially offset by lower consulting costs.
General and administrative	↓	$181,662	Decreased primarily due to lower personnel and consulting costs, and reduced legal expenses.

	Nine Months Ended March 31,
	2025	2024	$ Change	% Change
Operating Expenses:
Sales and marketing	$4,141,172	$2,612,308	$1,528,864	58.5%
Technology and product development	4,274,543	3,952,891	321,652	8.1%
General and administrative	5,783,788	6,593,790	(810,002)	(12.3)%
Depreciation and amortization	930,341	525,267	405,074	77.1%
Stock-based compensation expense	1,546,950	1,729,271	(182,321)	(10.5)%
Foreign currency transaction loss (gain)	(119,205)	15,059	(134,264)	(891.6)%
Total operating expenses	$16,557,589	$15,428,586	$1,129,003	7.3%

Category	Impact		Key Drivers
Sales and marketing	↑	$1,528,864

Increased primarily due to greater personnel costs, consulting expenses and marketing discretionary advertising spend, most of which is related to the additional cost base associated with the Scite acquisition and advertising associated with Scite's individual user customer base.

Technology and product development	↑	$321,652

Increased primarily due to greater software development personnel costs and increased technology subscription costs, most of which are related to the additional cost base associated with the Scite acquisition.

General and administrative	↓	$810,002	Decreased primarily due to lower legal expenses. Personnel and consulting costs also decreased, partially offset by greater recruiting expenses.

Net Income (Loss)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net Income:
Net income:	$216,470	$76,301	$140,169	183.7%

Net income increased $140,169, or 183.7%, for the three months ended March 31, 2025 compared to the prior year, primarily due to increased gross profit, partially offset by increase in sales and marketing expenses and change in the net estimated earn out liability associated with the Scite acquisition completed in fiscal year 2024, due to net present value assumptions.

	Nine Months Ended March 31,
	2025	2024	$ Change	% Change
Net Loss:
Net loss:	$(1,094,760)	$(965,370)	$(129,390)	(13.4)%

Net loss increased $129,390, or 13.4%, for the nine months ended March 31, 2025 compared to the prior year, primarily due to charges related to increasing the estimated earn out liability associated with the Scite acquisition completed in fiscal year 2024, in addition to an increase in sales and marketing expenses, partially offset by increased gross profit as described above.

Liquidity and Capital Resources

	Nine Months Ended March 31,
	2025	2024
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$4,764,251	$1,589,791
Net cash used in investing activities	(11,571)	(10,081,507)
Net cash used in financing activities	(999,567)	(836,984)

Effect of exchange rate changes	(1,137)	4,791
Net increase (decrease) in cash and cash equivalents	3,751,976	(9,323,909)
Cash and cash equivalents, beginning of period	6,100,031	13,545,333
Cash and cash equivalents, end of period	$9,852,007	$4,221,424

Liquidity

As of March 31, 2025, we had cash and cash equivalents of $9,852,007, compared to $6,100,031 as of June 30, 2024, an increase of $3,751,976. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $4,764,251 for the nine months ended March 31, 2025 and resulted primarily from an adjustment to contingent earnout liability of $2,812,796, an increase in deferred revenue of $1,331,920 and restricted common stock expense of $1,400,199, partially offset by an increase in accounts receivable of $754,258.

Net cash provided by operating activities was $1,589,791 for the nine months ended March 31, 2024 and resulted primarily from an increase in fair value of vested restricted common stock of $1,603,820 and an increase in deferred revenue of $768,347, partially offset by an increase in accounts receivable of $739,883.

Investing Activities

Net cash used in investing activities was $11,571 for the nine months ended March 31, 2025 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $10,081,507 for the nine months ended March 31, 2024 and resulted primarily from the payment for the Scite acquisition of $7,305,493 and the payment for the ResoluteAI acquisition of $2,718,253.

Financing Activities

Net cash used in financing activities was $999,567 for the nine months ended March 31, 2025 and resulted from the repurchase of common stock of $908,393 and the payment of contingent acquisition consideration of $91,174.

Net cash used in financing activities was $836,984 for the nine months ended March 31, 2024 and resulted from repurchase of common stock of $522,024 and the payment of contingent acquisition consideration of $314,960.

On April 15, 2024, we entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, we entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2026 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of March 31, 2025.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income (loss), income (loss) from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, other income (expense) including any change in fair value of contingent earnout liability, foreign currency transaction loss, provision for income taxes, depreciation and amortization, stock-based compensation, income from discontinued operations and gain on sale of discontinued operations, when applicable. Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Net income	$216,470	$76,301	$140,169	$183.7%
Add (deduct):
Other (income) expense	327,042	(31,228)	358,270	1,147.3%
Foreign currency transaction loss (gain)	(44,519)	22,177	(66,696)	(300.7)%
Provision for income taxes	13,410	42,590	(29,180)	(68.5)%
Depreciation and amortization	312,013	309,898	2,115	0.7%
Stock-based compensation	594,639	541,002	53,637	9.9%
Adjusted EBITDA	$1,419,055	$960,740	$458,315	$47.7%

	Nine Months Ended
	March 31,
	2025	2024	$ Change	% Change
Net loss	$(1,094,760)	$(965,370)	$(129,390)	(13.4)%
Add (deduct):
Other (income) expense	2,316,404	(547,965)	2,864,369	522.7%
Foreign currency transaction loss (gain)	(119,205)	15,059	(134,264)	(891.6)%
Provision for income taxes	74,816	82,049	(7,233)	(8.8)%
Depreciation and amortization	930,341	525,267	405,074	77.1%
Stock-based compensation	1,546,950	1,729,271	(182,321)	(10.5)%
Adjusted EBITDA	$3,654,546	$838,311	$2,816,235	$335.9%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2025, we repurchased 246,707 shares of our common stock from employees at an average market price of approximately $2.85 per share for an aggregate amount of $703,115. During the nine months ended March 31, 2025, we repurchased 300,596 shares of our common stock from employees at an average market price of approximately $3.02 per share for an aggregate amount of $908,393. As of March 31, 2025, $188,500 remains under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended March 31, 2024, we repurchased 159,044 shares of our common stock from employees at an average market price of approximately $2.85 per share for an aggregate amount of $453,276. During the nine months ended March 31, 2024, we repurchased 186,148 shares of our common stock from employees at an average market price of approximately $2.80 per share for an aggregate amount of $522,024. As of March 31, 2024, $379,071 remained under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs	Plans or Programs
January 1-31, 2025	—	—	—	$891,615
February 1-28, 2025	—	—	—	$891,615
March 1-31, 2025	246,707	$2.85	—	$188,500
Total	246,707	$2.85	—	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated as of November 13, 2006.	SB-2	12/28/2007	2.1
2.2	Agreement and Plan of Merger by and among Reprints Desk, Inc., Research Solutions Acquisition Corp 1, Research Solutions, Inc., as Parent Guarantor, Resolute Innovation, Inc. and Shareholder Representative Services LLC dated as of July 28, 2023.	8-K	7/31/2023	2.1
2.3	Agreement of Merger and Plan of Reorganization, by and among the Research Solutions, Inc., Research Solutions Acquisition 2, LLC, Scite, Inc., and the Stockholder Representative, dated as of November 24, 2023.	8-K	11/24/2023	2.1
3.1.1	Articles of Incorporation.	SB-2	12/28/2007	3.1
3.1.2	Articles of Merger Effective March 4, 2013.	8-K	3/6/2013	3.1
3.2	Amended and Restated Bylaws.	8-K	10/17/2012	3.2
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				X
32.1	Section 1350 Certification of Chief Executive Officer				*
32.2	Section 1350 Certification of Chief Financial Officer				*
101.INS	INLINE XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*      Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: May 9, 2025		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: May 9, 2025		Chief Financial Officer (Principal Financial and Accounting Officer)