Form 10-K
period 2025-06-30
Research Solutions, Inc.
filed 2025-09-19
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $125,316,583 based on the closing price of $4.15 per share as reported on the Nasdaq as of that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 12, 2025
Common Stock, $0.001 par value	32,828,173

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

PART I

Item 1. Business

Company Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of June 30, 2025: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Customers and Suppliers

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2025 and 2024.

Approximately 45% and 44% of our content cost for the years ended June 30, 2025 and 2024, respectively, was derived from our three largest suppliers of content.

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

Human Capital Resources

As of September 12, 2025, we had 136 full-time employees.

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

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. Though we earned a net income of $1,265,553 for our fiscal year ended June 30, 2025, we incurred a net loss of $3,786,597 for our fiscal year ended June 30, 2024. As of June 30, 2025, we had an accumulated deficit of $25,043,693. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2025 and 2024. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 45% and 44% of our content cost for the years ended June 30, 2025 and 2024, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

We are exposed to credit risk on our accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

There were no customers that accounted for greater than 10% of our accounts receivable as of June 30, 2025 and 2024, respectively. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

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

Our industry is subject to intense competition and rapid technological change, including as a result of artificial intelligence, which may result in products or new solutions that are superior to our products or solutions under development. If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our products or solutions may become less useful or obsolete and our operating results will suffer.

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

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. The rapid evolution of AI and GenAI technologies requires us to expend resources to develop, test and implement solutions that utilize AI and GenAI effectively, which has and may continue to lead us to incur significant expense to maintain a competitive advantage within the industry.

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

In recent years, more public sources of free or relatively inexpensive information have become available, particularly through the Internet and use of AI, and this trend is expected to continue. For example, some governmental and regulatory agencies have increased the amount of information they make publicly available at no cost. Public sources of free or relatively inexpensive information may reduce demand for our products and services. Our financial results may be adversely affected if our customers choose to use these public sources as a substitute for our products or services.

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

We currently have a line of credit with PNC Bank, National Association, maturing on April 15, 2026, under which there were no outstanding borrowings as of June 30, 2025. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. We were in compliance with these covenants as of June 30, 2025, however, our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

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

Financial instability and a general decline in economic conditions in the United States and other countries caused by political instability and conflict, including the ongoing conflict between Russia and Ukraine, and economic or financial challenges caused by current and potential future bank failures or by general health crises, have led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, rising interest rates and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our Loan and Security Agreement with PNC Bank, National Association (“PNC”) prohibits us from paying cash dividends. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment might only occur if the market price of our common stock appreciates.

The exercise of outstanding options to purchase our common stock could substantially dilute your investment.

Under the terms of our outstanding options to purchase our common stock issued to employees and others, the holders are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of the options, could result in dilution in the interests of our other stockholders.

The market price of our common stock and the value of your investment could substantially decline if our options are exercised and our common stock is issued and resold into the market, or if a perception exists that a substantial number of shares will be issued upon exercise of our options and then resold into the market.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2025 we had issued and outstanding 32,479,993 shares of common stock and we had 3,245,381 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options and convertible securities. As of June 30, 2025, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2025, we could issue up to 64,274,626 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

Managing cybersecurity risk and maintaining secure, reliable, and functional systems are among our highest priorities. Therefore, we have implemented tools, procedures, processes, and management mechanisms to help us achieve a robust cybersecurity environment, and a reliable cybersecurity posture.

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

Material Cybersecurity Risks, Threats & Incidents

We are not aware of any cyber events that have had a material effect on our business. However, we cannot ensure that we will not experience any such event in the future. Any security breach or other significant disruption involving our computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence. In addition, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, results of operations and financial condition .

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Approximate Number of Holders of Common Stock

Our common stock is quoted on The Nasdaq Stock Market LLC’s Nasdaq Capital Market (“Nasdaq”) under the symbol “RSSS.”

As of September 12, 2025, according to the records of our transfer agent, we had 48 record holders of our common stock. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

During the three months ended June 30, 2025, we repurchased 9,734 shares of our common stock from employees at an average price of approximately $2.69 per share for an aggregate amount of $26,184. During the year ended June 30, 2025, we repurchased 310,330 shares of our common stock from employees at an average market price of approximately $3.01 per share for an aggregate amount of $934,577. As of June 30, 2025, $162,316 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended June 30, 2024, we repurchased 12,235 shares of our common stock under the repurchase plan at an average price of approximately $2.63 per share for an aggregate amount of $32,178. During the year ended June 30, 2024, we repurchased 198,383 shares of our common stock from employees at an average market price of approximately $2.79 per share for an aggregate amount of $554,202. As of June 30, 2024, $346,893 remained under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Approximate Dollar Value
	Total Number	Average	of Shares that May Yet Be
	of Shares	Price Paid	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs
April 1-30, 2025	—	—	$188,500
May 1-31, 2025	—	—	$188,500
June 1-30, 2025	9,734	$2.69	$162,316
Total	9,734	$2.69	—
1	Consists of shares of common stock purchased from employees to satisfy tax obligations in connection with the vesting of stock incentive awards.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2025 and 2024 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of June 30, 2025: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Stock-Based Compensation

We periodically issue stock options, warrants and restricted stock to employees and non-employees for services, in capital raising transactions, and for financing costs. We account for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. We estimate the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model. Depending on the type of restricted stock award, the fair value of our restricted stock is estimated based on the market price of our common stock on the date of grant or with the assistance of a valuation specialist, using the Monte Carlo simulations on a binomial model with a derived service period. We recognize compensation expense on the straight-line basis over the requisite service period for awards subject to time vesting conditions and the graded tranche basis for awards subject to market vesting conditions. Forfeitures are accounted for as they occur. We recognize stock-based compensation within the consolidated statements of operations and comprehensive income (loss) with classification depending on the nature of the services rendered.

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

Allowance for Credit Losses

Our trade accounts receivable are recorded at amounts billed to customers and presented on the consolidated balance sheet net of the allowance for estimated credit losses, and typically due within 30 days. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses, our forecast and an overall assessment of trade accounts receivable outstanding. We established an allowance for doubtful accounts of $182,324 and $68,579 as of June 30, 2025 and 2024, respectively. We added provisions and reserve adjustments of approximately $163,000 and $99,000 in the years ended June 30, 2025 and 2024, respectively. We had write-offs of approximately $49,000 and $80,000 in the years ended June 30, 2025 and 2024, respectively.

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

Comparison of the Years Ended June 30, 2025 and 2024

Results of Operations

	Year Ended June 30,
	2025	2024	$ Change	% Change

Revenue:
Platforms	$18,955,695	$13,956,517	$4,999,178	35.8%
Transactions	30,102,286	30,667,382	(565,096)	(1.8)%
Total revenue	49,057,981	44,623,899	4,434,082	9.9%

Cost of revenue:
Platforms	2,371,540	2,067,203	304,337	14.7%
Transactions	22,490,490	22,916,530	(426,040)	(1.9)%
Total cost of revenue	24,862,030	24,983,733	(121,703)	(0.5)%

Gross profit:
Platforms	16,584,155	11,889,314	4,694,841	39.5%
Transactions	7,611,796	7,750,852	(139,056)	(1.8)%
Total gross profit	24,195,951	19,640,166	4,555,785	23.2%

Operating expenses:
Sales and marketing	5,360,356	3,442,503	1,917,853	55.7%
Technology and product development	5,631,344	5,442,382	188,962	3.5%
General and administrative	7,936,644	8,511,697	(575,053)	(6.8)%
Depreciation and amortization	1,245,362	836,271	409,091	48.9%
Stock-based compensation expense	1,723,561	2,155,461	(431,900)	(20.0)%
Foreign currency transaction loss (gain)	(202,527)	21,395	(223,922)	(1,046.6)%
Total operating expenses	21,694,740	20,409,709	1,285,031	6.3%

Income (loss) from operations	2,501,211	(769,543)	3,270,754	425.0%

Other income	595,679	333,088	262,591	78.8%
Change in fair value of contingent earnout liability	(1,748,526)	(3,237,071)	1,488,545	46.0%

Income (loss) before provision for income taxes	1,348,364	(3,673,526)	5,021,890	136.7%
Provision for income taxes	(82,811)	(113,071)	30,260	26.8%

Net income (loss)	$1,265,553	$(3,786,597)	$5,052,150	133.4%

Revenue

	Years Ended June 30,
	2025	2024	$ Change	% Change
Revenue:
Platforms	$18,955,695	$13,956,517	$4,999,178	35.8%
Transactions	30,102,286	30,667,382	(565,096)	(1.8)%
Total revenue	$49,057,981	$44,623,899	$4,434,082	9.9%

Total revenue increased $4,434,082, or 9.9%, for the year ended June 30, 2025 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$4,999,178

Increased due to additional deployments to new and existing customers, expansion from existing customers and additional revenue from a full year of the Scite acquisition. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year for commercial customers and monthly or annual for individual subscribers, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↓	$(565,096)	Decreased primarily due to lower volume of paid orders.

Cost of Revenue

	Years Ended June 30,
	2025	2024	$ Change	% Change
Cost of Revenue:
Platforms	$2,371,540	$2,067,203	$304,337	14.7%
Transactions	22,490,490	22,916,530	(426,040)	(1.9)%
Total cost of revenue	$24,862,030	$24,983,733	$(121,703)	(0.5)%

	Years Ended June 30,
	2025	2024	% Change *
As a percentage of revenue:
Platforms	12.5%	14.8%	(2.3)%
Transactions	74.7%	74.7%	(0.0)%
Total	50.7%	56.0%	(5.3)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 5.3%, from 56.0% for the previous year to 50.7%, for the year ended June 30, 2025.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	2.3%	Decreased primarily due to proportionally lower personnel and hosting costs.
Transactions	—	—%	No material change.

Gross Profit

	Years Ended June 30,
	2025	2024	$ Change	% Change
Gross Profit:
Platforms	$16,584,155	$11,889,314	$4,694,841	39.5%
Transactions	7,611,796	7,750,852	(139,056)	(1.8)%
Total gross profit	$24,195,951	$19,640,166	$4,555,785	23.2%

	Years Ended June 30,
	2025	2024	% Change*
As a percentage of revenue:
Platforms	87.5%	85.2%	2.3%
Transactions	25.3%	25.3%	0.0%
Total	49.3%	44.0%	5.3%
*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Years Ended June 30,
	2025	2024	$ Change	% Change
Operating Expenses:
Sales and marketing	$5,360,356	$3,442,503	$1,917,853	55.7%
Technology and product development	5,631,344	5,442,382	188,962	3.5%
General and administrative	7,936,644	8,511,697	(575,053)	(6.8)%
Depreciation and amortization	1,245,362	836,271	409,091	48.9%
Stock-based compensation expense	1,723,561	2,155,461	(431,900)	(20.0)%
Foreign currency transaction loss (gain)	(202,527)	21,395	(223,922)	(1,046.6)%
Total operating expenses	$21,694,740	$20,409,709	$1,285,031	6.3%

Category	Impact		Key Drivers
Sales and marketing	↑	$1,917,853

Increased primarily due to greater personnel costs, including a new CRO, consulting and training expenses and marketing discretionary advertising spend, most of which is related to the additional cost base associated with the Scite acquisition.

Technology and product development	↑	$188,962

Increased primarily due to greater software development personnel costs and increased technology subscription costs, most of which are related to the additional cost base associated with the Scite acquisition.

General and administrative	↓	$575,053	Decreased primarily due to lower legal expenses. Personnel and consulting costs also decreased, partially offset by greater recruiting expenses.

Provision for Income Taxes

During the years ended June 30, 2025 and 2024 we recorded a provision for income taxes of $82,811 and $113,071, respectively, a decrease of $30,260, which was largely due to a decrease in income tax related to our ResSol LA subsidiary.

Net Income (Loss)

	Year Ended June 30,
	2025	2024	$ Change	% Change
Net Income (Loss):
Net income (loss):	$1,265,553	$(3,786,597)	$5,052,150	133.4%

Net income increased $5,052,150 or 133.4%, for the year ended June 30, 2025 compared to the prior year, primarily due to increased gross profit, partially offset by increase in sales and marketing expenses and a decrease in the net estimated earn out liability associated with the Scite acquisition completed in fiscal year 2024, due to change of estimated fair value.

Liquidity and Capital Resources

	Year Ended June 30,
	2025	2024
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$7,023,166	$3,550,954
Net cash used in investing activities	(19,261)	(10,095,256)
Net cash used in financing activities	(877,884)	(905,851)

Effect of exchange rate changes	1,260	4,851
Net increase (decrease) in cash and cash equivalents	6,127,281	(7,445,302)
Cash and cash equivalents, beginning of period	6,100,031	13,545,333
Cash and cash equivalents, end of period	$12,227,312	$6,100,031

Liquidity

As of June 30, 2025, we had cash and cash equivalents of $12,227,312 compared to $6,100,031 as of June 30, 2024, an increase of $6,127,281. This increase was primarily due to cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $7,023,166 for the year ended June 30, 2025 and resulted primarily from an adjustment to contingent earnout liability of $1,748,526, an increase in deferred revenue of $1,678,272, restricted common stock expense of $1,518,104 and a decrease in prepaid royalties of $1,066,312, partially offset by a decrease in accounts payable and accrued expenses of $1,426,282 and an increase in accounts receivable of $341,434.

Net cash provided by operating activities was $3,550,954 for the year ended June 30, 2024 and resulted primarily from restricted common stock expense of $1,994,362, an increase in deferred revenue of $921,879 and an increase in accounts payable and accrued expenses of $560,027, partially offset by an increase in accounts receivable of $344,020.

Investing Activities

Net cash used in investing activities was $19,261 for the year ended June 30, 2025 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $10,095,256 for the year ended June 30, 2024 and resulted primarily from the payment for the Scite acquisition of $7,305,493 and the payment for the ResoluteAI acquisition of $2,718,253.

Financing Activities

Net cash used in financing activities was $877,884 for the year ended June 30, 2025 and resulted from the repurchase of common stock of $934,577 and the payment of contingent acquisition consideration of $124,107, partially offset by the proceeds from the exercise of stock options of $180,800.

Net cash used in financing activities was $905,851 for the year ended June 30, 2024 and resulted from repurchase of common stock of $554,202 and the payment of contingent acquisition consideration of $351,649 pertaining to FIZ acquisition.

On April 15, 2024, we entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC, as lender. Pursuant to the PNC Loan Agreement, we entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2026 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of June 30, 2025.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income (loss), income (loss) from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, other (income) expense including any change in fair value of contingent earnout liability, foreign currency transaction loss (gain), provision for income taxes, depreciation and amortization, and stock-based compensation, when applicable. Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the year ended June 30, 2025 and 2024:

	Years Ended June 30,
	2025	2024	$ Change	% Change
Net income (loss)	$1,265,553	$(3,786,597)	$5,052,150	133.4%
Add (deduct):
Other (income) expense	1,152,847	2,903,983	(1,751,136)	(60.3)%
Foreign currency transaction loss (gain)	(202,527)	21,395	(223,922)	(1,046.6)%
Provision for income taxes	82,811	113,071	(30,260)	(26.8)%
Depreciation and amortization	1,245,362	836,271	409,091	48.9%
Stock-based compensation	1,723,561	2,155,461	(431,900)	(20.0)%
Adjusted EBITDA	$5,267,607	$2,243,584	$3,024,023	134.8%

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Research Solutions, Inc. and Subsidiaries

Henderson, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Research Solutions, Inc. and Subsidiaries (the “Company”), as of June 30, 2025 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2025.

/s/ Wipfli LLP

Radnor, Pennsylvania

September 19, 2025

PCAOB ID: 344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Research Solutions, Inc. and Subsidiaries

Henderson, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Research Solutions, Inc. and Subsidiaries (the “Company”) as of June 30, 2024, the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the result of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that; (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Developed Technology Asset Acquired and Contingent Earnout Liability Related to Acquisitions of ResoluteAI and Scite

As described in Note 9 to the consolidated financial statements, in July 2023 and December 2023, the Company completed the acquisitions of ResoluteAI and Scite, respectively, for total consideration of $25.9 million, including contingent consideration of $9 million. In connection with the acquisitions, the Company acquired $10.9 million of intangible assets, including $10.8 million for developed technology assets.  The developed technology assets were valued using the multi-period excess earnings method under the income approach. The present value of projected future cash flows included significant judgment and assumptions regarding projected future revenues, projected expenses, and the discount rate for the technology asset.  The fair value of the contingent earnout liability is calculated using Monte Carlo simulation based on corresponding projected recurring revenue, as defined in the acquisition agreements.

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

The primary procedures we performed to address this critical audit matter included:

●	We evaluated the appropriateness of the valuation methods used to determine the respective fair values.
●	We assessed the reasonableness of forecasted revenue and costs including comparing the forecasts prepared by management to historical revenue and costs.
●	We performed procedures to verify the mathematical accuracy of the calculations used by management.
●	We examined the acquisition agreements to identify relevant terms of the acquisitions.
●	We assessed the appropriateness of the presentation and disclosure of these accounting elements in the financial statements.

We have served as the Company’s auditor from 2006 through 2024.

/s/ Weinberg & Company P.A.

Los Angeles, California

September 20, 2024

PCAOB ID: 572

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$12,227,312	$6,100,031
Accounts receivable, net of allowance of $182,324 and $68,579, respectively	7,191,234	6,879,800
Prepaid expenses and other current assets	580,257	643,553
Prepaid royalties	925	1,067,237
Total current assets	19,999,728	14,690,621

Non-current assets:
Property and equipment, net of accumulated depreciation of $964,883 and $922,558, respectively	60,769	88,011
Intangible assets, net of accumulated amortization of $2,736,773 and $1,535,310, respectively	9,686,241	10,764,261
Goodwill	16,372,979	16,315,888
Deposits and other assets	957	981
Total assets	$46,120,674	$41,859,762

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,443,757	$8,843,612
Deferred revenue	10,702,120	9,023,848
Contingent earnout liability, current portion	7,363,152	—
Total current liabilities	25,509,029	17,867,460

Non-current liabilities:
Contingent earnout liability, long-term portion	6,683,488	12,298,114
Total liabilities	32,192,517	30,165,574

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,479,993 and 32,295,373 shares issued and outstanding, respectively	32,480	32,295
Additional paid-in capital	39,059,557	38,089,958
Accumulated deficit	(25,043,693)	(26,309,246)
Accumulated other comprehensive loss	(120,187)	(118,819)
Total stockholders’ equity	13,928,157	11,694,188
Total liabilities and stockholders’ equity	$46,120,674	$41,859,762

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Years Ended
	June 30,
	2025	2024

Revenue:
Platforms	$18,955,695	$13,956,517
Transactions	30,102,286	30,667,382
Total revenue	49,057,981	44,623,899

Cost of revenue:
Platforms	2,371,540	2,067,203
Transactions	22,490,490	22,916,530
Total cost of revenue	24,862,030	24,983,733
Gross profit	24,195,951	19,640,166

Operating expenses:
Selling, general and administrative	20,449,378	19,573,438
Depreciation and amortization	1,245,362	836,271
Total operating expenses	21,694,740	20,409,709

Income (loss) from operations	2,501,211	(769,543)

Other income	595,679	333,088
Change in fair value of contingent earnout liability	(1,748,526)	(3,237,071)

Income (loss) before provision for income taxes	1,348,364	(3,673,526)
Provision for income taxes	(82,811)	(113,071)

Net income (loss)	1,265,553	(3,786,597)

Other comprehensive income (loss):
Foreign currency translation	(1,368)	(595)
Comprehensive income (loss)	$1,264,185	$(3,787,192)

Basic income (loss) per common share:
Net income (loss) per share	$0.04	$(0.13)
Weighted average common shares outstanding	30,681,187	28,863,949

Diluted income (loss) per common share:
Net income (loss) per share	$0.04	$(0.13)
Weighted average common shares outstanding	31,503,972	28,863,949

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2025 and 2024

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2023	29,487,508	$29,487	$29,941,873	$(22,522,649)	$(118,224)	$7,330,487

Stock options expense	—	—	140,150	—	—	140,150

Restricted common stock expense	—	—	1,994,362	—	—	1,994,362

Grant of restricted common stock	405,000	405	(405)	—	—	—

Forfeited restricted common stock	(200,000)	(200)	200	—	—	—

Repurchase of common stock	(198,383)	(198)	(554,004)	—	—	(554,202)

Common stock issued upon exercise of stock options	72,234	72	(72)	—	—	—

Common stock issued for acquisition of Scite	2,729,014	2,729	6,546,905	—	—	6,549,634

Modification cost of accelerated vesting of restricted common stock	—	—	20,949	—	—	20,949

Net loss for the period	—	—	—	(3,786,597)	—	(3,786,597)

Foreign currency translation	—	—	—	—	(595)	(595)

Balance, June 30, 2024	32,295,373	32,295	38,089,958	(26,309,246)	(118,819)	11,694,188

Stock options expense	—	—	205,457	—	—	205,457

Restricted common stock expense	—	—	1,518,104	—	—	1,518,104

Grant of restricted common stock	590,000	590	(590)	—	—	—

Forfeited restricted common stock	(318,584)	(319)	319	—	—	—

Repurchase of common stock	(310,330)	(310)	(934,267)	—	—	(934,577)

Common stock issued upon exercise of stock options	223,534	224	180,576	—	—	180,800

Net income for the period	—	—	—	1,265,553	—	1,265,553

Foreign currency translation	—	—	—	—	(1,368)	(1,368)

Balance, June 30, 2025	32,479,993	$32,480	$39,059,557	$(25,043,693)	$(120,187)	$13,928,157

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2025	2024

Cash flow from operating activities:
Net income (loss)	$1,265,553	$(3,786,597)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,245,362	836,271
Stock options expense	205,457	140,150
Restricted common stock expense	1,518,104	1,994,362
Modification cost of accelerated vesting of restricted common stock	—	20,949
Adjustment to contingent earnout liability	1,748,526	3,237,071
Changes in operating assets and liabilities:
Accounts receivable	(341,434)	(344,020)
Prepaid expenses and other current assets	63,296	(164,579)
Prepaid royalties	1,066,312	135,441
Accounts payable and accrued expenses	(1,426,282)	560,027
Deferred revenue	1,678,272	921,879
Net cash provided by operating activities	7,023,166	3,550,954

Cash flow from investing activities:
Purchase of property and equipment	(19,261)	(71,510)
Payment for acquisition of Resolute, net of cash acquired	—	(2,718,253)
Payment for acquisition of Scite, net of cash acquired	—	(7,305,493)
Net cash used in investing activities	(19,261)	(10,095,256)

Cash flow from financing activities:
Proceeds from the exercise of stock options	180,800	—
Common stock repurchase	(934,577)	(554,202)
Payment of contingent acquisition consideration	(124,107)	(351,649)
Net cash used in financing activities	(877,884)	(905,851)

Effect of exchange rate changes	1,260	4,851
Net increase (decrease) in cash and cash equivalents	6,127,281	(7,445,302)
Cash and cash equivalents, beginning of period	6,100,031	13,545,333
Cash and cash equivalents, end of period	$12,227,312	$6,100,031

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$82,811	$113,071

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$31,359	$32,022

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2025 and 2024

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of June 30, 2025 and 2024:

	As of June 30, 2025				As of June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Total assets	$—	$—	$—	$—	$—	$—	$—	$—

Liabilities
Scite contingent earnout liability	$—	—	$14,046,640	$14,046,640	$—	—	$12,298,114	$12,298,114
Total liabilities	$—	$—	$14,046,640	$14,046,640	$—	$—	$12,298,114	$12,298,114

During the years ended June 30, 2025 and 2024, a change in fair value of the Scite contingent liability of $1,748,526 and $5,104,114, respectively, were recognized as loss in the accompanying consolidated statements of operations and comprehensive income (loss). During the year ended June 30, 2024, the Company recorded a $1,867,043 gain on the change in ResoluteAI earnout liability, which was reduced to zero.

Our contingent earnout liability related to the Scite acquisition, which is further discussed in Note 9 to the consolidated financial statements, is in the “Level 3” category for valuation purposes. For the year ended June 30, 2024, the contingent earnout liability fair value was estimated with the assistance of a valuation specialist, using a Monte Carlo simulation of discounted future cash flows based on management’s forecast and a 10% discount rate. Due to the uncertainty of the significant unobservable inputs into the Monte Carlo simulation, actual results may differ under different estimates and assumptions. For the year ended June 30, 2025, the contingent earnout liability fair value was estimated using the ending business to consumer annual recurring revenue figures as of June 30, 2025 and a 9% discount rate.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Allowance for Credit Losses

The Company’s trade accounts receivable are recorded at amounts billed to customers and presented on the consolidated balance sheet net of the allowance for estimated credit losses, and typically due within 30 days. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses, the Company’s forecast and an overall assessment of trade accounts receivable outstanding. The Company established an allowance for doubtful accounts of $182,324 and $68,579 as of June 30, 2025 and 2024, respectively. The Company added provisions and reserve adjustments of approximately $163,000 and $99,000 in the years ended June 30, 2025 and 2024, respectively. The Company had write-offs of approximately $49,000 and $80,000 in the years ended June 30, 2025 and 2024, respectively.

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

Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $426,658 and $630,680 at June 30, 2025 and 2024, respectively, was held by Reprints Desk in accounts at financial institutions.

The Company has no customers that represent 10% of revenue or more for the years ended June 30, 2025 and 2024.

The Company has no customers that represent 10% of accounts receivable at June 30, 2025 and 2024.

The following table summarizes vendor concentrations for content cost:

	Year Ended
	June 30,
	2025	2024
Vendor A	27%	26%
Vendor B	10%	10%

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

Research and Development Costs

The Company’s research and development costs are primarily comprised of technology and product development  personnel and cloud computing service costs. The total research and development costs during the years ended June 30, 2025 and 2024 were $2,530,959 and $2,433,400, respectively and were included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Advertising Costs

The Company’s advertising costs are expensed as incurred in accordance with ASC 720-35, Advertising Costs. The total advertising expense during the years ended June 30, 2025 and 2024 were $1,630,259 and $770,629, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2025 and 2024, the Company did not recognize any impairments for its property and equipment.

Long-lived Assets

The Company reviews all long-lived assets, including property and equipment and finite-lived intangible assets, for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations and comprehensive income (loss). For the years ended June 30, 2025 and 2024, the Company did not recognize any impairments for its long-lived assets.

Revenue Recognition

The Company accounts for revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: annual or monthly licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platforms and the transactional sale of STM content managed, sourced and delivered through the Platform. In the years ended June 30, 2025 and 2024, the Company recognized revenue of $6,448,940 and $4,898,368 that was included in the deferred revenue at the beginning of each respective period. This revenue was recorded for the fulfillment of performance obligations related to cloud-based software subscriptions. Deferred revenue and accounts receivable were $6,424,724 and $6,153,063 as of June 30, 2023, respectively.

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Year Ended
	June 30,
	2025		2024
United States	$28,213,701	57.5%	$26,481,085	59.3%
Europe	15,689,693	32.0%	13,962,285	31.3%
Rest of World	5,154,587	10.5%	4,180,529	9.4%
Total	$49,057,981	100%	$44,623,899	100%

Accounts Receivable by Geographical Region

The following table summarizes accounts receivable by geographical region:

	Year Ended
	June 30,
	2025		2024
United States	$4,033,807	56.1%	$4,125,696	60.0%
Europe	2,413,906	33.6%	2,082,900	30.2%
Rest of World	743,521	10.3%	671,204	9.8%
Total	$7,191,234	100%	$6,879,800	100%

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

Segment Reporting

The Company operates in a single segment which derives its revenue from subscription fees from its cloud-based SaaS Platforms and transactional service fees for the electronic delivery of singles articles, and a corresponding copyright fee for the permitted use of the content and it is based on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations in making operational and strategic decisions and assessments of financial performance. The Company’s President has been identified as the CODM.

The CODM regularly reviews revenue, certain significant expense categories, net income (loss) and select balance sheet items in evaluating segment performance. The significant segment expense categories and other segment items provided to the CODM and included in the measure of segment profit or loss are presented below.

	Years ended June 30,
	2025	2024
Revenue	$49,057,981	$44,623,899
Cost of revenue	24,862,030	24,983,733
Gross profit	24,195,951	19,640,166
Gross profit margin	49.3%	44.0%
Selling, general and administrative expenses:
Sales and marketing	5,360,356	3,442,503
Technology and product development	5,631,344	5,442,382
General and administrative	7,936,644	8,511,697
Stock-based compensation expense	1,723,561	2,155,461
Foreign currency transaction loss (gain)	(202,527)	21,395
Total selling, general and administrative expenses	20,449,378	19,573,438
Depreciation and amortization	1,245,362	836,271
Net income (loss)	$1,265,553	$(3,786,597)

Segment net income (loss) includes other income, change in fair value of contingent earnout liability and income taxes.

The CODM also reviews the following balance sheet items at period-end as part of performance monitoring and resource allocation decisions:

	Years ended June 30,
	2025	2024
Cash and cash equivalents	$12,227,312	$6,100,031
Current assets, excluding cash and cash equivalents	7,772,416	8,590,590
Long term assets	26,120,946	27,169,141
Total segment assets	$46,120,674	$41,859,762

The Company applied the provisions of ASU 2023-07 retrospectively and has included comparative information for the year ended June 30, 2024. Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding consolidated financial statement line items. There was no impact on previously reported consolidated net income (loss), financial position or cash flows.

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

Intangible Assets

The Company has intangible assets that were initially recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of developed technology, customer relationships, customer lists and intellectual property licenses. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of three to ten years.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. As of June 30, 2025, goodwill that arose from acquisitions of ResoluteAI and Scite (see Note 9) was $16,372,979. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at June 30 of each fiscal year. The Company operates in a single reporting unit at a consolidated level. Impairment of goodwill is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

Stock-Based Compensation

The Company periodically issues stock options, warrants and restricted stock to employees and non-employees for services, in capital raising transactions, and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model. Depending on the type of restricted stock award, the fair value of our restricted stock is estimated based on the market price of the Company’s common stock on the date of grant or with the assistance of a valuation specialist, using the Monte Carlo simulations on a binomial model with a derived service period. The Company recognizes compensation expense on the straight-line basis over the requisite service period for awards subject to time vesting conditions and the graded tranche basis for awards subject to market vesting conditions. Forfeitures are accounted for as they occur. The Company recognizes stock-based compensation within its consolidated statements of operations and comprehensive income (loss) with classification depending on the nature of the services rendered.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a gain of $202,527 and a loss of $21,395 for the years ended June 30, 2025 and 2024, respectively. Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $426,658, and $630,680 at June 30, 2025 and 2024, respectively, was held in accounts at financial institutions.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive. Basic and diluted net loss per common share is the same for the year ended June 30, 2024 because all stock options and unvested restricted common stock are anti-dilutive.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Years Ended
	June 30,
	2025	2024
Net income (loss) available to common shareholders	$1,265,553	$(3,786,597)

Weighted average commons shares - basic	30,681,187	28,863,949
Dilutive effect of outstanding stock options	822,785	—
Weighted average commons shares - diluted	31,503,972	28,863,949

Net income (loss) per common share:
Basic	$0.04	$(0.13)
Diluted	$0.04	$(0.13)

Weighted average stock options excluded due to anti-dilution were 645,770 and 2,676,971 during the years ended June 30, 2025 and 2024. Shares of unvested restricted stock that were considered antidilutive were 1,223,342 and 1,815,711 during the years ended June 30, 2025 and 2024, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

In November 2023, the FASB amended ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands annual and interim segment disclosure requirements by requiring disclosure of significant segment expenses that are regularly provided to the CODM and are included in each reported measure of segment profit or loss. The amendments also require disclosure of an amount for “other segment items” and additional interim information about segment profit or loss and assets. The Company has a single reportable segment. Upon adoption of ASU 2023-07, the Company is required to provide annual and interim disclosures of significant expense categories such as cost of goods sold, selling and general and administrative expenses when those amounts are regularly provided to the CODM, as well as a description of other segment items. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application to all prior periods presented. The Company adopted this accounting pronouncement for the year ended June 30, 2025. Because ASU 2023-07 relates solely to disclosure requirements, adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Note 3.   Property and Equipment

Property and equipment consists of the following as of June 30, 2025 and 2024:

	June 30,	June 30,
	2025	2024
Computer equipment	$702,611	$687,307
Software	282,080	282,080
Furniture and fixtures	40,961	41,182
Total	1,025,652	1,010,569
Less accumulated depreciation	(964,883)	(922,558)
Net, Property and equipment	$60,769	$88,011

Depreciation expense for the years ended June 30, 2025 and 2024 was $43,899 and $48,316, respectively.

Note 4.   Intangible Assets

Intangible assets consist of an asset purchase agreement with FIZ Karlsruhe-Leibniz-Institut für Informationsinfrastruktur GmbH (“FIZ”) effective September 22, 2022, developed technology and customer relationships acquired in the acquisition of ResoluteAI effective July 28, 2023 and Scite effective December 1, 2023, and are stated at cost less accumulated amortization. On September 30, 2022, Reprints Desk made a non-refundable payment of $297,450

(€300,000) (the “Base Amount”) to FIZ as initial consideration for the asset purchase. In September 2023, Reprints Desk paid $64,578 in contingent consideration for customers that have their Sold Contracts assumed by Reprints Desk in comparison to the trailing twelve months of revenue of all Sold Contracts (the “Base Amount Plus”). As of June 30, 2025, $31,359 in contingent consideration was recorded as a liability since it was unpaid, for customers that placed an order and have consented to have their contract assumed by Reprints Desk (the “Bonus Amount”). The Bonus Amount payments made were $124,107 for the year ended June 30, 2025. The Bonus Amount is based upon the collectable service fee that FIZ would have received from these customers. Contingent consideration for the Bonus Amount will continue to be paid in arrears through the quarter ending December 31, 2025.

The developed technology, customer relationships and customer lists are being amortized over the estimated average useful lives of 3 to 10 years. At acquisition, the weighted average amortization period of total intangible assets acquired was 10 years and the weighted average amortization period of developed technology acquired was 10 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense for the years ended June 30, 2025 and 2024 was $1,201,463 and $787,955, respectively. Amortization expense expected to be recognized is approximately $1,172,000 annually in 2026 through 2030 and approximately $3,826,000 thereafter.

Intangible assets consist of the following as of June 30, 2025 and 2024:

	June 30,	June 30,
	2025	2024
Developed technology	$10,800,000	$10,800,000
Customer relationships	170,000	170,000
Customer lists	1,436,589	1,313,146
Intellectual property licenses	16,425	16,425
Total	12,423,014	12,299,571
Less accumulated amortization:
Developed technology	(1,776,667)	(696,666)
Customer relationships	(59,493)	(24,395)
Customer lists	(884,188)	(797,824)
Intellectual property licenses	(16,425)	(16,425)
Net, Intangible assets	$9,686,241	$10,764,261

Note 5.   Line of Credit

On April 15, 2024, the Company entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, the Company entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2026 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of June 30, 2025 and 2024, respectively.

Note 6.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan

(previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. From November 2019 to November 2021, the Company's stockholders approved increases in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2025, there were 506,577 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan. The majority of awards issued under the Plan vest (i) immediately or (ii) in installments over three years, with a one-year cliff, and have a term of ten years.

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at July 1, 2023	2,909,574	$1.87	2,865,593	$1.86	43,981	$2.47
Granted	257,934	2.73	—	—	257,934	2.73
Options vesting	—	—	42,729	2.47	(42,729)	2.47
Exercised	(373,883)	1.99	(373,883)	1.99	—	—
Forfeited	(5,000)	2.67	(4,583)	2.67	(417)	2.67
Outstanding at June 30, 2024	2,788,625	$1.93	2,529,856	$1.85	258,769	$2.73
Granted	260,000	2.79	—	—	260,000	2.79
Options vesting	—	—	151,295	2.73	(151,295)	2.73
Exercised	(309,821)	1.44	(309,821)	1.44	—	—
Forfeited	—	—	—	—	—	—
Outstanding at June 30, 2025	2,738,804	$2.06	2,371,330	$1.96	367,474	$2.77

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2025 and 2024.

	Years Ended
	June 30,
	2025	2024
Expected dividend yield	—%	—%
Risk-free interest rate	4.26%	4.00%
Expected life (in years)	6	5
Expected volatility	46.3%	50.3%

The weighted average remaining contractual life of all options outstanding as of June 30, 2025 was 4.88 years. The remaining contractual life for options vested and exercisable at June 30, 2025 was 4.23 years. Furthermore, the aggregate intrinsic value of options outstanding as of June 30, 2025 was $2,265,673, and the aggregate intrinsic value of options vested and exercisable as of June 30, 2025 was $2,229,827, in each case based on the fair value of the Company’s common stock on June 30, 2025.

During the year ended June 30, 2025, the Company granted 260,000 options to directors with a fair value of $364,000 which amount will be amortized over the vesting period. The total stock options expense during the year ended June 30, 2025 was $205,457 and was included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income (loss). As of June 30, 2025, the amount of unvested compensation related to the unvested options was $414,864 which will be recorded as an expense in future weighted average vesting periods of 1.08 years. During the year ended June 30, 2025, the Company issued 223,534 net shares of common stock upon the exercise of options underlying 309,821 shares of common stock, resulting in net cash proceeds of $180,800. The aggregate intrinsic value of options exercised during the year ended June 30, 2025 was $471,452.

During the year ended June 30, 2024, the Company granted 257,934 options to directors with a fair value of $340,473 which amount will be amortized over the vesting period. The total stock options expense during the year ended June 30, 2024 was $140,150 and was included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income (loss). As of June 30, 2024, the amount of unvested compensation related to the unvested options was $256,321 which will be recorded as an expense in future weighted average vesting periods of 1.25 years. During the year ended June 30, 2024, the Company issued 72,234 net shares of common stock upon the exercise of options underlying 373,883 shares of common stock. The aggregate intrinsic value of options exercised during the year ended June 30, 2024 was $189,081.

Additional information regarding stock options outstanding and exercisable as of June 30, 2025 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70 - 0.90	240,000	0.10 - 0.43	240,000
1.05 - 1.59	557,000	0.90 - 2.86	557,000
2.10 - 2.99	1,725,804	3.38 - 9.38	1,358,330
3.13 - 3.50	216,000	4.37 - 4.62	216,000
Total	2,738,804		2,371,330

Restricted Common Stock

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

During the year ended June 30, 2025, the Company issued an additional 590,000 shares of restricted stock to employees with an aggregate fair value of $1,309,240. The shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP.

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

As the vesting of the 590,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value, with the assistance of a valuation specialist, to be $1,309,240, computed using the Monte Carlo simulations on a binomial model with a derived service period ranging from 0.64 to 2.33 years. The total fair value of restricted common stock vested were $1,689,256 and $1,994,362 during the years ended June 30, 2025 and 2024, respectively. The total restricted common stock expense related to amortization of the fair value of the restricted stock awards were $1,518,104 and $1,994,362 during the years ended June 30, 2025 and 2024, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, the amount of unrecognized compensation related to issuances of restricted common stock was $724,167, which will be recognized as an expense in future weighted average vesting periods of 0.75 years. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date, using the treasury method. From the 32,479,993 shares issued and outstanding on the consolidated balance sheets, 1,399,210 shares are subject to vesting and are not considered outstanding for accounting purposes.

The following table summarizes restricted common stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, June 30, 2023	2,477,794	$1.52
Granted	405,000	2.29
Vested	(725,068)	1.70
Forfeited	(200,000)	1.40
Non-vested, June 30, 2024	1,957,726	$1.57
Granted	590,000	2.22
Vested	(829,932)	2.04
Forfeited	(318,584)	1.41
Non-vested, June 30, 2025	1,399,210	$1.61

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

During the years ended June 30, 2025 and 2024, the Company repurchased 310,330 and 198,383 shares of our common stock under the repurchase plan at an average price of approximately $3.01 and $2.79 per share, respectively, for an aggregate amount of $934,577 and $554,202, respectively. As of June 30, 2025, $162,316 remained under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Approximate Dollar Value
	Total Number	Average	of Shares that May Yet Be
	of Shares	Price Paid	Purchased Under the
Period	Purchased	per Share	Plans or Programs
September 2023	18,603	$2.48	$104,960
December 2023	8,501	$2.66	82,347
March 2024	159,044	$2.85	379,071
June 2024	12,235	$2.63	346,893
Year ended June 30, 2024	198,383	$2.79	$346,893

September 2024	5,757	$2.82	$330,774
December 2024	48,132	$3.93	891,615
March 2025	246,707	$2.85	188,500
June 2025	9,734	$2.69	162,316
Year ended June 30, 2025	310,330	$3.01	$162,316

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

Note 8.   Income Taxes

The components of income (loss) before provision of income taxes are as follows:

	Years Ended
	June 30,
	2025	2024
United States	$1,299,850	$(3,819,973)
Foreign	48,514	146,447
Total income (loss) before provision for income taxes	$1,348,364	$(3,673,526)

The provision for income taxes consists of the following for the years ended June 30, 2025 and 2024:

	Years Ended
	June 30,
	2025	2024
Current
Federal	$—	$—
State	33,613	21,143
Foreign	49,198	91,928
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Provision for income tax expense	$82,811	$113,071

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended
	June 30,
	2025	2024
Federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	2.4%	1.7%
Change in earnout	22.9%	—%
Adjustment to prior year	(157.2)%	—%
Executive compensation	(11.6)%	—%
Other permanent differences	3.1%	(70.5)%
Foreign rate differential	2.9%	—%
Tax credits	(15.3)%	—%
Change in valuation allowance	137.9%	44.9%
Effective income tax rate	6.1%	(2.9)%

For the year ended June 30, 2025, the majority of the adjustment to the prior year, primarily offset by the change in valuation allowance, was due to recording additional federal and state net operating losses (“NOL”) from stock acquisitions in prior years. This was precipitated by the finalization of a study to determine the amount of NOLs available after the change in ownership under Internal Revenue Code Section 382.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2025 and 2024 are as follows:

	June 30,	June 30,
	2025	2024
Deferred tax assets:
Federal net operating loss carryforward	$3,475,943	$3,512,478
State net operating loss carryforward	479,222	531,098
Stock based compensation	1,164,121	1,440,562
Tax attributes	196,809	—
Research costs	1,713,966	—
Other	63,948	34,571
Total deferred tax assets	7,094,009	5,518,709
Deferred tax liability:
Depreciation and amortization	(2,102,792)	(2,386,241)
Net deferred tax assets	4,991,217	3,132,468
Less valuation allowance	(4,991,217)	(3,132,468)
	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2025 and 2024 to reduce such assets to zero, since it is not deemed more likely than not that the Company will generate future taxable income to utilize such assets. Management will review this valuation allowance requirement periodically and adjust as warranted. The net change in the valuation allowance for the years ended June 30, 2025 and 2024 was an increase of $1,858,749 and a decrease of $1,649,876, respectively.

At June 30, 2025 and 2024, the Company had federal NOL carryforwards of approximately $16,552,000 and $16,726,000, respectively, and state NOL carryforwards of approximately $7,502,000 and $7,748,000, respectively. Federal NOLs generated after 2018 can be carried forward indefinitely with some limitations. Federal NOLs generated prior to that have a 20-year carryforward period. At June 30, 2025, approximately $1,300,000 of federal NOLs are subject to the 20-year carryforward period and expire in 2038. The remaining federal NOLs at June 30, 2025 can be carried forward indefinitely; however, of these NOLs, approximately $11,808,000 relate to companies acquired in prior years and are subject to annual limitations under IRC Section 382. State NOLs will begin to expire in 2026.

The Company is subject to taxation in the United States, various states and Mexico. The Company is subject to United States federal or state income tax examinations by certain tax authorities for fiscal year 2015 and forward, in part due to utilization of NOLs in the current fiscal year. The Company is currently not under examination in any jurisdiction.

As of June 30, 2025 and 2024, the Company had no uncertain tax positions.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2025 and 2024, the Company has no accrued interest or penalties related to uncertain tax positions.

Note 9. Acquisitions

ResoluteAI

On July 28, 2023, the Company acquired 100% of the outstanding stock of Resolute Innovation, Inc. (“ResoluteAI”), a Delaware corporation, an advanced search platform that equips organizations with search, discovery and knowledge management tools that are powered by artificial intelligence (“AI”) and NLP technologies. The total purchase consideration for ResoluteAI, net of cash acquired, was approximately $4.8 million. The consideration included an initial payment of $2.8 million, a holdback of $0.1 million and a contingent earnout that had an initial fair value of $1.9 million. The Company’s revaluation of the earnout resulted in a fair value of $0 on June 30, 2024. On December 23, 2024, the Company received $275,000 funds from transaction escrow release, related to a reduction of the purchase price, and recorded as other income on the consolidated statements of operations and comprehensive income (loss) during the year ended June 30, 2025.

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

The total purchase consideration for Scite, net of cash acquired, was approximately $21.1 million. The consideration included an initial payment of $7.2 million in cash, $6.5 million in stock, a holdback of $0.2 million and a contingent earnout that had an initial fair value of $7.2 million. The Company’s revaluations of the earnout resulted in a fair value of $12.3 million at June 30, 2024 and $14.0 million at June 30, 2025.

The following sets out the unaudited pro forma operating results for the year ended June 30, 2025 and 2024 for the Company had the Scite acquisition occurred as of July 1, 2023. These amounts include amortization of intangible assets:

	Pro Forma (Unaudited)
	Years ended June 30,
	2025	2024
Revenue	$49,057,981	$46,083,535
Cost of revenue	24,862,030	25,091,938
Gross profit	24,195,951	20,991,597

Total operating expenses	21,694,740	21,572,819

Income (loss) from operations	2,501,211	(581,222)

Other expense	(1,152,847)	(2,902,981)

Income (loss) from operations before provision for income taxes	1,348,364	(3,484,203)
Provision for income taxes	(82,811)	(113,071)

Pro Forma Net income (loss)	$1,265,553	$(3,597,274)
Pro Forma Net income (loss) per weighted average share, basic and diluted	$0.04	$(0.12)

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

As of June 30, 2025, management has finalized its valuation analysis related to the Resolute and Scite acquisitions. The following table represents the Company’s allocation of the total purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of ResoluteAI and Scite on the date of acquisition:

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

Note 10. Subsequent Events

Stock Options

On August 1, 2025, the Company issued 9,905 shares of common stock upon the exercise of stock options underlying 15,000 shares of common stock on a cashless basis.

On August 15, 2025, the Company issued 8,351 shares of common stock upon the exercise of stock options underlying 23,500 shares of common stock on a cashless basis.

Restricted Common Stock

On August 5, 2025, the Company issued 95,000 shares of restricted stock to an employee. These shares vest over a three year period, with a one year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate value of the stock award was $247,950 based on the market price of our common stock of $2.61 per share on the date of grant, which will be amortized over the three-year vesting period.

Scite Earn-out

On July 2, 2025, the Company finalized the calculation of the earnout for former shareholders of Scite at $15.4 million.  The earnout is comprised of a mix of cash and stock, with 62% of the earnout to be paid in cash and 38% in the Company’s common stock. The first of eight quarterly installment payments was disbursed in August 2025, with subsequent payments scheduled to continue quarterly until the final payment in May 2027. The first installment payment of common stock, resulted in 264,924 shares of the Company’s common stock being issued in August 2025.

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted and includes a variety of changes to U.S. income tax and related laws.  Among other things, the OBBBA makes changes to certain business-related exclusions, deductions, and credits. The effect of the OBBBA will be recorded in the first quarter of fiscal 2026, as a change in tax law is accounted for in the period of enactment. The new tax law has multiple effective dates, with certain provisions effective in 2025 and others in the future. While the Company continues to assess the impact of the tax provisions of the OBBBA on its consolidated financial statements, the tax provisions of the OBBBA are not currently expected to have a material impact on the Company’s financial position or statement of operations.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2025, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control–- Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2025.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of September 12, 2025:

Name	Age	Position	Date of Appointment
Roy W. Olivier (1)	66	President and Chief Executive Officer, and Chairman of the Board	March 29, 2021
William Nurthen	52	Chief Financial Officer and Secretary	October 4, 2021
Sefton Cohen	55	Chief Revenue Officer	November 4, 2024
John Regazzi (2)	77	Lead Independent Director	June 22, 2015
Barbara J. Cooperman (3)	70	Director	February 8, 2022
Gen. Merrill McPeak (4)	89	Director	November 5, 2010
Jeremy Murphy (5)	42	Director	November 14, 2023
Kenneth L. Gayron (6)	55	Director	December 4, 2023
(1)	Chairman of the Board
(2)	Lead Independent Director and member of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee
(3)	Chair of the Compensation Committee and member of the Nominating and Governance Committee
(4)	Member of Audit Committee, Compensation Committee, and Nominating and Governance Committee
(5)	Chair of the Nominating and Governance Committee and member of the Audit Committee
(6)	Chair of the Audit Committee and member of the Compensation Committee

Roy W. Olivier – Chief Executive Officer and President, and Chairman of the Board

Mr. Olivier was named Interim Chief Executive Officer and President on March 29, 2021 and was formally appointed as Chief Executive Officer and President on October 4, 2021. Mr. Olivier was appointed Chairman of the Board effective September 16, 2025. Mr. Olivier has been a member of the Company's board of directors since January 2018. Before joining Research Solutions, Mr. Olivier served as CEO of ARI Network Services, a leading provider of SaaS tools and marketing services, growing the business from less than 80 employees to over 1,200 and increasing revenues from under $15 million to over $100 million through accelerated organic growth and acquisitions. Earlier in his career, he served as VP of Sales and Marketing for ProQuest Media Solutions (now Snap-on Inc.) and held executive and senior management positions at multiple companies across the telecommunications and computer industries including Multicom Publishing, Tandy Corporation, BusinessLand and PacTel. Our board of directors concluded that Mr. Olivier should serve as a director in light of his extensive experience in management and the information services industry.

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

Sefton Cohen – Chief Revenue Officer

Mr. Cohen was appointed as Chief Revenue Officer on November 4, 2024. Mr. Cohen is a seasoned sales leader with over two decades of experience in the technology industry. He has a proven track record of launching, revitalizing, and scaling sales, marketing, and services for US and EMEA based public and private companies. Mr. Cohen has helped make markets and delivered multimillion-dollar new revenue streams for early stage, and accelerated growth stage companies.  In addition to organically growing these companies, Mr. Cohen’s leadership has enabled them to raise capital from Tier One Venture Capital and Private Equity firms and achieve successful exits. Mr. Cohen has degrees from Franklin & Marshall College (BA) and Columbia Business School (MBA).

John Regazzi – Lead Independent Director

Mr. Regazzi was appointed to our board of directors on June 22, 2015. He served as Chairman of the Board from 2015 – 2021, Lead Independent Director from 2021 - 2023, Chairman from 2023 – 2025 and was redesignated Lead Independent Director effective September 16, 2025. Mr. Regazzi is an information services and IT industry innovator, with more than four decades of experience. He is currently managing director of Akoya Capital Partners, a sector-focused private investment firm, where for the last few years he has served as its professional information services sector leader. He has also been a professor at the Long Island University’s College of Education, Information and Technology since 2005, and has served as dean of LIU’s College of Information and Computer Science. Before joining Akoya Capital Partners, Mr. Regazzi served for several years as CEO of Elsevier Inc. and managing director of the NYSE-listed Reed Elsevier, the world’s largest publisher and information services company for journal and related scientific, technical and medical content. At Reed Elsevier, he oversaw its expansive electronic publishing portfolio, with a program staff of 3,000 and revenues exceeding $1 billion. He was previously CEO of Engineering Information, which he helped turn around before being acquired by Reed Elsevier. As a recognized industry thought leader, Mr. Regazzi has designed, launched, and managed some of the most innovative and well-known information services in the professional communities, including the Engineering Village, Science Direct, Scirus and Scopus, as well as numerous other electronic information services dating back to the early days of the online and CD-ROM industries. Mr. Regazzi has served on a variety of corporate and industry boards, including the British Standards Institute Group and the American Institute of Physics, and he served as Chairman of the Board of National Technical Information Service, a division of the U.S. Department of Commerce. He also served as Chairman of DiSTI and Convergered Security Solutions (CSS), both Akoya portfolio companies. Mr. Regazzi earned his B.S. from St. Johns University, M.A. from University of Iowa, M.S. from Columbia University, and Ph.D. in Information Science from Rutgers University. Our board of directors concluded that Mr. Regazzi should serve as a director in light of his extensive experience in the information services industry.

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

General Merrill McPeak – Director

Gen. McPeak was appointed to our board of directors on November 5, 2010. He is President of McPeak and Associates, a company he founded in 1995. From 1990 until his retirement from active military service in late 1994, he was chief of staff of the U.S. Air Force. During this period, he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad. As a member of the Joint Chiefs of Staff, he and the other service chiefs were military advisors to the Secretary of Defense and the President. Gen. McPeak has served on the board of directors of several publicly traded companies, including long service with Trans World Airlines, Inc. and with the test and measurement company, Tektronix, Inc. He was for many years Chairman of the Board of ECC International Corp., until that company was acquired by Cubic Corporation and previously served as a director of Iovance Biotherapeutics. Gen. McPeak was a founding investor, director and Chairman of Ethicspoint, Inc., a software-as-a-service provider of secure, confidential employee reporting systems, that was acquired by private equity at a return making it one of Oregon’s most successful business startups in decades. Our board of directors concluded that Gen. McPeak should serve as a director in light of his demonstrated leadership abilities and years of experience serving on the boards of directors of numerous publicly traded corporations.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed to report transactions occurring during the fiscal year ended June 30, 2025 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with except as follows: Gen. McPeak failed to timely file one Form 4 reporting one transaction.

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

Clawback Policy

Effective November 14, 2023, our board of directors adopted a Compensation Recovery Policy, whereby we may seek the recovery or forfeiture of incentive compensation paid by us, including cash, equity or equity-based compensation, in the event we restate our financial statements under certain circumstances (the “Clawback Policy”), in accordance with the applicable rules of Nasdaq and Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended. The Clawback Policy applies to our Section 16 officers, any employee who was eligible to receive incentive compensation and whose conduct contributed to the need for a restatement, and any other former Section 16 officer or other employee who contributed to the need for such restatement. Our Clawback Policy is administered by our Compensation Committee, and the Compensation Committee has the authority, in accordance with the applicable laws, rules and regulations, to interpret and make determinations necessary for the administration of the Clawback Policy, and may forego recovery in certain instances. The full text of our Clawback Policy is included as Exhibit 97.1 to this Annual Report on Form 10-K.

Insider Trading Policy

Effective July 1, 2025, our board of directors adopted an Amended and Restated Insider Trading Policy (the “Insider Trading Policy”) that prohibits all employees, officers and directors from engaging in transactions involving our securities while in possession of material non-public information and restricts directors, officers and other designated insiders from engaging in certain transactions involving our securities during specified periods for which the Company has determined such individuals are most likely to be aware of material, non-public information. The Insider Trading Policy also requires pre-clearance from our Compliance Officer prior to making certain transactions involving our securities. A copy of our Insider Trading Policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2025 and 2024

				Stock		All other
Name and principle	Fiscal	Salary	Bonus	awards		compensation	Total
Position	Year	($)	($)	($)		($)	($)
Roy W. Olivier	2025	420,833	198,956	—		21,200	640,989
President and Chief Executive Officer, and Director	2024	400,000	188,600	—		19,215	607,815

William Nurthen	2025	354,167	140,324	—		22,773	517,264
Chief Financial Officer and Secretary	2024	333,333	155,875	111,200	(1)	19,082	619,490

Sefton Cohen	2025	225,392	173,583	777,240	(2)	9,213	1,185,428
Chief Revenue Officer	2024	—	—	—		—	—
(1)	Represents the grant date fair value of 50,000 shares of restricted stock granted on December 6, 2023 under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP. The grant date fair value was computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 0.68 to 2.25 years.
(2)	Represents the grant date fair value of 340,000 shares of restricted stock granted on November 12, 2024 under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP. The grant date fair value was computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 0.64 to 2.31 years.

Employment Agreements

Roy W. Olivier

On October 4, 2024, we entered into an executive employment agreement with Mr. Olivier governing Mr. Olivier’s continuing employment, which has an indefinite period. Under the terms of the executive employment agreement, Mr. Olivier agreed to serve as our Chief Executive Officer and President on an at-will basis. The agreement provides for a base salary of at least $425,000 per year, subject to annual review and adjustment by the Board, and participation in an executive bonus plan as determined by the Board. No part of Mr. Olivier’s salary is allocated to his duties as a director of our company.

The agreement contains provisions that prohibit Mr. Olivier from soliciting our customers or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by Mr. Olivier of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Olivier will be eligible to receive (i) an amount equal to eighteen (18) months of his then-current base salary payable in the form of salary continuation, (ii) any accrued but unpaid bonus, if we terminate Mr. Olivier’s employment between July 1 and September 15, (iii) a pro-rata bonus for the then-current fiscal year and (iv) continuation of health and welfare benefits for eighteen (18) months, if he is terminated without cause. In addition, he is eligible to receive a pro-rata bonus for the fiscal year of termination. Mr. Olivier may terminate the agreement at any time, with or without reason, upon thirty (30) days advance written notice.

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

The agreement contains provisions that prohibit Mr. Nurthen from soliciting our customers or employees during his employment with us and for one year afterward for employees and two years afterward for customers. The agreement also contains provisions that restrict disclosure by Mr. Nurthen of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Nurthen will be eligible to receive (i) an amount equal to twelve (12) months of his then-current base salary payable in the form of salary continuation, (ii) a pro-rata bonus for the then-current fiscal year, (iii) acceleration of all outstanding unvested options or restricted stock as of the effective date of termination, and (iv) continuation of health and welfare benefits for twelve (12) months if he is terminated without cause. Mr. Nurthen may terminate the agreement at any time, with or without reason, upon thirty (30) days’ advance written notice.

Sefton Cohen

On November 4, 2024, we entered into an executive employment agreement with Mr. Cohen. Under the terms of the executive employment agreement, Mr. Cohen has agreed to serve as Chief Revenue Officer on an at-will basis. The term of the agreement is indefinite unless terminated by either party subject to the provisions of the employment agreement. The agreement provides for a base salary of $340,000 per year, subject to adjustment from time to time, and participation in a bonus plan based upon company sales and retention, and executive bonus plan as determined by the Board.

The agreement contains provisions that prohibit Mr. Cohen from soliciting our customers or employees during his employment with us and for eighteen (18) months afterward. The agreement also contains provisions that restrict disclosure by Mr. Cohen of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. In the event of a termination without cause in the first year of his employment or withing twelve (12) months of change of control, Mr. Cohen will be eligible to receive (i) an amount equal to nine (9) months of his then-current base salary payable in the form of salary continuation, plus (ii) any earned but unpaid bonus, (iii) pro-rata bonus for the then-current fiscal year, (iv) continuation of health and welfare benefits for nine (9) months.  In the event of any other termination without cause, Mr. Cohen will receive the same as the above with the exception that the salary continuation will be reduced to six (6) months from nine (9) months. Mr. Cohen may terminate the agreement at any time, with or without reason.

Outstanding Equity at Fiscal Year Ended June 30, 2025

The following table sets forth information regarding stock options, warrants and other stock awards (restricted stock) for each named executive officer as of June 30, 2025.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2025

	Number of	Number of
	securities	securities			Stock Awards:		Stock Awards:
	underlying	underlying	Option/	Option/	Number of		Market value of
	unexercised	unexercised	Warrant	Warrant	shares of stock		shares of stock
	options/warrants	options/warrants	exercise	expiration	that have not		that have not
Name	exercisable (#)	unexercisable (#)	price ($)	date (1)	vested (#)		vested ($)
Roy W. Olivier	50,000	—	$2.40	11/13/2028	—		—
	50,000	—	$3.13	11/12/2029	—		—
	50,000	—	$2.13	11/17/2030	—		—
	—	—	—	—	300,000	(1)	384,000	(2)
William Nurthen	—	—	—	—	6,250	(3)	$16,313	(4)
	—	—	—	—	180,000	(5)	$230,400	(6)
					30,000	(7)	$61,300	(8)
Sefton Cohen	—	—	—	—	204,000	(9)	$425,000	(10)
(1)	The restricted stock was granted on October 31, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP.
(2)	Based on fair value computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.43 to 2.59 years.
(3)	The restricted stock was granted on October 4, 2021 and vest over a four year period, with a one year cliff vesting period.

(4)Based on a market closing price per share of common stock of $2.61 on October 4, 2021.

(5)	The restricted stock was granted on October 31, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP.
(6)	Based on fair value computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.43 to 2.59 years.
(7)	The restricted stock was granted on December 6, 2023 under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP.
(8)	Based on fair value computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 0.68 to 2.25 years.
(9)	The restricted stock was granted on November 12, 2024 under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP.
(10)	Based on fair value computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 0.64 to 2.31 years.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended June 30, 2025 and 2024

		Fees	Warrant
		earned	and
		or paid	Option
	Fiscal	in cash	Awards
Name	Year	($)	($)	Total ($)
John Regazzi (1)	2025	46,500	84,000	130,500
	2024	36,000	66,000	102,000
Gen. Merrill McPeak (2)	2025	27,000	70,000	97,000
	2024	18,000	66,000	84,000
Barbara J. Cooperman (3)	2025	27,000	70,000	97,000
	2024	18,000	66,000	84,000
Jeremy Murphy (4)	2025	27,000	70,000	97,000
	2024	15,000	79,381	94,381
Kenneth L. Gayron (5)	2025	27,000	70,000	97,000
	2024	10,500	63,092	73,592

(1)Outstanding equity awards as of June 30, 2025 consists of options to purchase 60,000 shares of common stock at an exercise price of $2.79 per share, 50,000 shares of common stock at an exercise price of $2.73 per share, 50,000 shares of common stock at an exercise price of $2.15 per share, 100,000 shares of common stock at $2.10 per share, 100,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.20, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share and options to purchase 150,000 shares of common stock at an exercise price of $0.70 per share.

(2)Outstanding equity awards as of June 30, 2025 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.79 per share, 50,000 shares of common stock at an exercise price of $2.73 per share, 50,000 shares of common stock at an exercise price of $2.15 per share, 50,000 shares of common stock at an exercise price of $2.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share and options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share.

(3)Outstanding equity awards as of June 30, 2025 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.79, 50,000 shares of common stock at an exercise price of $2.73, 50,000 shares of common stock at an exercise price of $2.15 and options to purchase 38,767 shares of common stock at an exercise price of $2.10 per share.

(4) Outstanding equity awards as of June 30, 2025 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.79 and 60,137 shares of common stock at an exercise price of $2.73.

(5) Outstanding equity awards as of June 30, 2025 consists of options to purchase 50,000 shares of common stock at an exercise price of $2.79 and 47,797 shares of common stock at an exercise price of $2.73.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 12, 2025, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 12, 2025. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 10624 S. Eastern Ave., Ste. A-614, Henderson, NV 89052. Applicable percentage ownership in the following table is based on 32,828,173 shares of common stock outstanding as of September 12, 2025 plus, for each person, any securities that person has the right to acquire within 60 days of September 12, 2025.

	Shares
	Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	of Shares
Greater than 5% Shareholder:
Needham Investment Management, LLC (1) 250 Park Avenue, 10th Floor New York, NY 10177	2,930,000	8.9%
Richard H. Witmer, Jr. 16 Fort Hills Lane Greenwich, CT 06831	2,608,448	7.9%
Punch & Associates Investment Management, Inc. 7701 France Avenue South, Suite 300 Edina, MN 55435	2,418,100	7.4%
Poplar Point Capital Management, LLC 330 Primrose Road, Suite 400 Burlingame, CA 94010	1,777,401	5.5%
Directors and Executive Officers:
Roy W. Olivier (2)	758,253	2.3%
William Nurthen (3)	380,607	1.2%
Sefton Cohen (4)	279,933	* %
John Regazzi (5)	1,176,833	3.5%
Gen. Merrill McPeak (6)	917,941	2.8%
Barbara Cooperman (7)	122,100	* %
Jeremy Murphy (8)	40,091	* %
Kenneth L. Gayron (9)	31,864	* %
All Directors and Executive Officers as a group (8 persons) (10)	3,707,622	11.1%

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

(2)

Includes shares underlying options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, and options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, and 300,000 shares of unvested restricted stock that were granted on October 31, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP.

(3)

Includes 216,250 shares of unvested restricted stock. Of this amount, 6,250 shares of the restricted stock vests over a four-year period, with a one-year cliff vesting period and remains subject to forfeiture if vesting conditions are not met. The remaining 210,000 shares of unvested restricted stock were granted on October 31, 2022 and December 6, 2023 under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP.

(4)	Includes 204,000 shares of unvested restricted stock that were granted on November 12, 2024 under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP.

(5)

Includes shares underlying options to purchase 150,000 shares of common stock at $0.70 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.40 per share, and options to purchase 100,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.15 per share and options to purchase 33,333 shares of common stock at an exercise price of $2.73 per share.

(6)

Includes options to purchase 75,000 shares of common stock at an exercise price of $0.70 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.15 and options to purchase 33,333 shares of common stock at an exercise price of $2.73.

(7)

Includes shares underlying options to purchase 38,767 shares of common stock at an exercise price of $2.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.15 and options to purchase 33,333 shares of common stock at an exercise price of $2.73.

(8)	Includes shares underlying options to purchase 40,091 shares of common stock at an exercise price of $2.73 per share.
(9)	Includes shares underlying options to purchase 31,864 shares of common stock at an exercise price of $2.73 per share.
(10)	Includes shares underlying options to purchase 1,785,721 shares of common stock.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from

5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. From November 2019 to November 2021, the Company's stockholders approved increases in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2025, there were 506,577 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

The following table provides information as of June 30, 2025 with respect to the Plans, which are the only compensation plans under which our equity securities are, or have been, authorized for issuance.

Number of securities
remaining available
for future issuance
	Number of securities to be	Weighted average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan, and 2017 Omnibus Incentive Plan)	2,738,804	$2.06	506,577
Equity compensation plans not approved by stockholders	—	—	—
Total	2,738,804		506,577

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

Director Independence

Our board of directors currently consists of six members: Mr. Olivier (Chairman), Ms. Cooperman, Mr. Gayron, Gen. McPeak, Mr. Murphy and Mr. Regazzi. Our board of directors has determined that Ms. Cooperman, Mr. Gayron, Gen. McPeak, Mr. Murphy and Mr. Regazzi are independent directors as that term is defined in the applicable rules for companies traded on Nasdaq. Messrs Gayron, Murphy and Regazzi and Gen. McPeak are each members of our Audit Committee, and Ms. Cooperman, Messrs. Gayron and Regazzi and Gen. McPeak are each members of our Compensation Committee. Each of the foregoing directors meets Nasdaq’s independence standards for members of such committees.

Item 14. Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent registered public accounting firm is Wipfli LLP, headquartered at 10000 Innovation Drive, Suite 250, Milwaukee, WI 53226. PCAOB Auditor ID: 344 for the year ended June 30, 2025.

For the year ended June 30, 2024, our independent registered public accounting firm was Weinberg & Company, P.A. 1925 Century Park E., Suite 1120, Los Angeles, CA 90067. PCAOB Auditor ID: 572.

The following table presents the aggregate fees for professional audit services for both firms and other services rendered in the fiscal years ended June 30, 2025 and 2024. For the year ended June 30, 2025, the total of $256,854 was comprised of $200,854 for Weinberg & Company, P.A. and $56,000 for Wipfli LLP.

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024
Audit Fees	$210,920	$182,587
Audit-Related Fees	—	—
Tax Fees	45,934	30,550
All Other Fees	—	—
Total	$256,854	$213,137

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

All Other Fees consist of amounts billed for services other than those noted above.

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2025 and 2024, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 19, 2025, are incorporated by reference to Item 8 of this report.

(a)(2) and (c) Financial Statement Schedules

Not required.

(a)(3) and (b) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated November 13, 2006.	SB-2	12/28/2007	2.1
2.2	Agreement of Merger and Plan of Reorganization, by and among the Research Solutions, Inc., Research Solutions Acquisition 2, LLC, Scite, Inc., and the Stockholder Representative, dated as of November 24, 2023.	8-K	11/27/2023	2.1
3.1.1	Articles of Incorporation.	SB-2	12/28/2007	3.1
3.1.2	Articles of Merger Effective March 4, 2013.	8-K	3/6/2013	3.1
3.2	Amended and Restated Bylaws.	8-K	10/17/2012	3.2
4	Description of the registrant’s common stock.	10-K	9/23/2022	4
10.1	Securities Purchase Agreement dated June 23, 2016, among Research Solutions, Inc. and the Investors signatory thereto.	8-K	6/28/2016	10.1
10.2	Registration Rights Agreement dated June 24, 2016, among Research Solutions, Inc. and the Investors signatory thereto.	8-K	6/28/2016	10.2
10.3	Employment Agreement dated October 4, 2021, between Research Solutions, Inc. and William A. Nurthen. ++	10-Q	11/12/2021	10.2
10.4	Asset Purchase Agreement dated September 28, 2022, between Reprints Desk, Inc. and FIZ Karlsruhe – Leibniz-Institut für Informationsinfrastruktur GmbH.	10-Q	11/14/2022	10.1
10.5	Agreement and Plan of Merger by and among Reprints Desk, Inc., Research Solutions Acquisition Corp 1, Research Solutions, Inc., as Parent Guarantor, Resolute Innovation, Inc. and Shareholder Representative Services LLC dated July 28, 2023. ##	8-K	7/31/2023	2.1

10.6	Cooperation Agreement, dated as of September 15, 2023, by and among Research Solutions, Inc., Peter Derycz, Bristol Investment Fund, Ltd., Bristol Capital Advisors, LLC and Paul Kessler.	8-K	9/20/2023	10.1
10.7	Loan Agreement among Reprints Desk, Inc., Research Solutions, Inc., and PNC Bank, National Association, dated as of April 15, 2024.	8-K	4/17/2024	10.1
10.8	Revolving Line of Credit Note among Reprints Desk, Inc., Research Solutions, Inc., and PNC Bank, National Association, dated as of April 15, 2024.	8-K	4/17/2024	10.2
10.9	Security Agreement between Reprints Desk, Inc. and PNC Bank, National Association, dated as of April 15, 2024.	8-K	4/17/2024	10.3
10.10	Security Agreement between Research Solutions, Inc. and PNC Bank, National Association, dated as of April 15, 2024.	8-K	4/17/2024	10.4
10.11	Employment Agreement, dated October 4, 2024, between Research Solutions, Inc. and Roy W. Olivier. ++				*
10.12	Employment Agreement, dated November 4, 2024, between Research Solutions, Inc. and Sefton Cohen. ++				*
19.1	Insider Trading Policy				*
21	List of Subsidiaries.				*
23.1	Consent of Weinberg and Company, P.A.				*
23.2	Consent of Wipfli LLP.				*
24	Power of Attorney.				*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer *				*
32.2	Section 1350 Certification of Chief Financial Officer *				*
97.1	Compensation Recovery Policy				*
99.1	2007 Equity Compensation Plan. ++	SB-2	12/28/2007	10.1
99.2	Amendment No. 1 to 2007 Equity Compensation Plan. ++	DEF 14A	10/29/2012	App. A
99.3	Amendment No. 2 to 2007 Equity Compensation Plan. ++	DEF 14A	10/13/2014	App. A
99.4	Amendment No. 3 to 2007 Equity Compensation Plan. ++	DEF 14A	9/26/2016	App. A
99.5	2017 Omnibus Incentive Plan. ++	DEF 14A	9/26/2017	App. A
99.6	Amendment No. 1 to 2017 Omnibus Incentive Plan. ++	DEF 14A	9/21/2019	App. A
99.7	Amendment No. 2 to 2017 Omnibus Incentive Plan.	DEF 14A	9/25/2020	App. A
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier

Roy W. Olivier
Date: September 19, 2025		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen

William Nurthen
Date: September 19, 2025		Chief Financial Officer
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

September 20, 2024
Signature	Title	Date

/s/ Roy W. Olivier
Roy W. Olivier	Chief Executive Officer (Principal Executive Officer), President and Director	September 19, 2025

/s/ William Nurthen
William Nurthen	Chief Financial Officer (Principal Financial	September 19, 2025
and Accounting Officer) and Secretary

/s/ Merrill McPeak
Merrill McPeak	Director	September 19, 2025

/s/ John Regazzi
John Regazzi	Director	September 19, 2025

/s/ Barbara J. Cooperman
Barbara J. Cooperman	Director	September 19, 2025

/s/ Jeremy Murphy
Jeremy Murphy	Director	September 19, 2025

/s/ Kenneth L. Gayron
Kenneth L. Gayron	Director	September 19, 2025