Form 10-Q
period 2025-09-30
Research Solutions, Inc.
filed 2025-11-14
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 7, 2025
Common Stock, $0.001 par value	32,866,068

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices. Our mailing address is 10624 E. Eastern Ave., Ste. A-614, Henderson, NV 89052.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$11,955,763	$12,227,312
Accounts receivable, net of allowance of $126,398 and $182,324, respectively	6,899,181	7,191,234
Prepaid expenses and other current assets	720,261	580,257
Prepaid royalties	80,438	925
Total current assets	19,655,643	19,999,728

Non-current assets:
Property and equipment, net of accumulated depreciation of $978,832 and $964,883, respectively	68,695	60,769
Intangible assets, net of accumulated amortization of $3,042,399 and $2,736,773, respectively	9,411,321	9,686,241
Goodwill	16,372,979	16,372,979
Deposits and other assets	982	957
Total assets	$45,509,620	$46,120,674

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,600,243	$7,443,757
Deferred revenue	9,982,074	10,702,120
Contingent earnout liability, current portion	7,296,225	7,363,152
Total current liabilities	24,878,542	25,509,029

Non-current liabilities:
Contingent earnout liability, long-term portion	5,036,758	6,683,488
Total liabilities	29,915,300	32,192,517

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,823,996 and 32,479,993 shares issued and outstanding, respectively	32,824	32,480
Additional paid-in capital	39,975,022	39,059,557
Accumulated deficit	(24,294,306)	(25,043,693)
Accumulated other comprehensive loss	(119,220)	(120,187)
Total stockholders’ equity	15,594,320	13,928,157
Total liabilities and stockholders’ equity	$45,509,620	$46,120,674

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024

Revenue:
Platforms	$5,120,840	$4,329,645
Transactions	7,191,345	7,714,837
Total revenue	12,312,185	12,044,482

Cost of revenue:
Platforms	610,375	547,167
Transactions	5,476,512	5,731,439
Total cost of revenue	6,086,887	6,278,606
Gross profit	6,225,298	5,765,876

Operating expenses:
Selling, general and administrative	4,947,561	4,807,090
Depreciation and amortization	316,066	312,095
Total operating expenses	5,263,627	5,119,185

Income from operations	961,671	646,691

Other income	126,913	68,525
Change in fair value of contingent earnout liability	(317,966)	—

Income before provision for income taxes	770,618	715,216
Provision for income taxes	(21,231)	(46,212)

Net income	749,387	669,004

Other comprehensive income (loss):
Foreign currency translation	967	(6,168)
Comprehensive income	$750,354	$662,836

Basic income per common share:
Net income per share	$0.02	$0.02
Weighted average common shares outstanding	31,234,875	30,346,871

Diluted income per common share:
Net income per share	$0.02	$0.02
Weighted average common shares outstanding	32,070,121	31,200,917

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2025

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2025	32,479,993	$32,480	$39,059,557	$(25,043,693)	$(120,187)	$13,928,157

Stock options expense	—	—	58,706	—	—	58,706

Restricted common stock expense	—	—	153,776	—	—	153,776

Grant of restricted common stock	95,000	95	(95)	—	—	—

Forfeited restricted common stock	(30,000)	(30)	30	—	—	—

Repurchase of common stock	(6,390)	(6)	(23,381)	—	—	(23,387)

Common stock issued upon exercise of stock options	20,469	20	(20)	—	—	—

Common stock issued for Scite earnout payment	264,924	265	726,449	—	—	726,714

Net income for the period	—	—	—	749,387	—	749,387

Foreign currency translation	—	—	—	—	967	967

Balance, September 30, 2025	32,823,996	$32,824	$39,975,022	$(24,294,306)	$(119,220)	$15,594,320

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2024

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2024	32,295,373	$32,295	$38,089,958	$(26,309,246)	$(118,819)	$11,694,188

Stock options expense	—	—	28,856	—	—	28,856

Restricted common stock expense	—	—	389,133	—	—	389,133

Grant of restricted common stock	250,000	250	(250)	—	—	—

Forfeited restricted common stock	(48,584)	(48)	48	—	—	—

Repurchase of common stock	(5,757)	(6)	(16,113)	—	—	(16,119)

Common stock issued upon exercise of stock options	22,140	22	(22)	—	—	—

Net income for the period	—	—	—	669,004	—	669,004

Foreign currency translation	—	—	—	—	(6,168)	(6,168)

Balance, September 30, 2024	32,513,172	$32,513	$38,491,610	$(25,640,242)	$(124,987)	$12,758,894

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024

Cash flow from operating activities:
Net income	$749,387	$669,004
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316,066	312,095
Stock options expense	58,706	28,856
Restricted common stock expense	153,776	389,133
Adjustment to contingent earnout liability	317,966	—
Changes in operating assets and liabilities:
Accounts receivable	292,053	566,194
Prepaid expenses and other current assets	(140,004)	(5,944)
Prepaid royalties	(79,513)	494,713
Accounts payable and accrued expenses	158,728	(618,140)
Deferred revenue	(720,046)	(992,792)
Net cash provided by operating activities	1,107,119	843,119

Cash flow from investing activities:
Purchase of property and equipment	(17,539)	—
Net cash used in investing activities	(17,539)	—

Cash flow from financing activities:
Common stock repurchase	(23,387)	(16,119)
Payment of contingent acquisition consideration - Scite and FIZ	(1,337,857)	—
Net cash used in financing activities	(1,361,244)	(16,119)

Effect of exchange rate changes	115	(2,258)
Net increase (decrease) in cash and cash equivalents	(271,549)	824,742
Cash and cash equivalents, beginning of period	12,227,312	6,100,031
Cash and cash equivalents, end of period	$11,955,763	$6,924,773

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$21,231	$46,212

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$29,117	$33,353
Common stock issued for Scite earnout payment	$726,714	$—

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2025 and 2024 (Unaudited)

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

AI models are integral to powering the unique insights our platforms provide as well as the user experience customers enjoy. Natural language processing (“NLP”) and AI models are used to enhance metadata, define connections between topics and content items as well as to generate data and metrics employed to enable users to rapidly identify and understand the value of content they need for their research. We also use state of the art AI models, such as large language models (“LLM”) to include generative AI “assistants” in several parts of the research workflow today and will continually add capability as we move forward. Today we employ generative AI technologies as a basis for our recommendation engine in our Discovery Tools, Access, and Manage Platform solutions. In addition, generative AI based “assistants” in some of our solutions allow the researcher to ask questions about articles, groups of articles (folders), and more. We also have the capability to provide near full text search on STM content in the Scite.ai solution where the publisher gives us the rights to do so. The ability to not only mine an article’s full text but also show snippets of full text is unique to our Company and allows our generative AI assistants to provide highly accurate results with a very low incidence of hallucinations as part of a retrieval augmented generation framework focused just on STM content. We plan to release several new Platform solutions to enhance the research workflows described above and add new solutions to support the analysis functions that exist in our typical customer base.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC. The condensed consolidated balance sheet as of June 30, 2025 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Note 2.   Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $901,925 and $426,658 at September 30, 2025 and June 30, 2025, respectively, was held by Reprints Desk in accounts at financial institutions.

The Company has no customers that represent 10% of revenue or more for the three months ended September 30, 2025 and 2024.

The Company has no customers that accounted for greater than 10% of accounts receivable at September 30, 2025 and June 30, 2025.

The following table summarizes vendor concentrations for content cost:

	Three Months Ended
	September 30,
	2025	2024
Vendor A	26%	26%
Vendor B	10%	10%

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

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platforms and the transactional sale of STM content managed, sourced and delivered through the Platform. In the three months ended September 30, 2025 and 2024, the Company recognized revenue of $3,256,571 and $2,734,100 that was included in the deferred revenue at the beginning of each respective period. This revenue was recorded for the fulfillment of performance obligations related to cloud-based software subscriptions. Deferred revenue and accounts receivable was $10,702,120 and $7,191,234 as of June 30, 2024, respectively.

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	September 30,
	2025		2024
United States	$6,891,197	56.0%	$7,118,728	59.1%
Europe	4,150,558	33.7%	3,847,411	31.9%
Rest of World	1,270,430	10.3%	1,078,343	9.0%
Total	$12,312,185	100%	$12,044,482	100%

Accounts Receivable, Net by Geographical Region

The following table summarizes accounts receivable, net by geographical region:

	As of September 30, 2025		As of June 30, 2025
United States	$3,943,284	57.1%	$4,033,807	56.1%
Europe	2,365,695	34.3%	2,413,906	33.6%
Rest of World	590,202	8.6%	743,521	10.3%
Total	$6,899,181	100%	$7,191,234	100%

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

Intangible Assets

Amortizable finite-lived identifiable intangible assets consist of developed technology and customer relationships acquired in the acquisition of ResoluteAI effective July 28, 2023 and Scite effective December 1, 2023, and are stated at cost less accumulated amortization. The developed technology and customer relationships are being amortized over the estimated average useful lives of 3 to 10 years. The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the three months ended September 30, 2025 and 2024, the Company determined there were no indicators of impairment of its intangible assets.

Goodwill

Goodwill consists of the excess of the cost of ResoluteAI and Scite over the fair value of amounts assigned to assets acquired and liabilities assumed. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company operates in a single reporting unit at the consolidated level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment testing for its reporting unit on June 30 of each fiscal year.

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

The CODM regularly reviews revenue, certain significant expense categories, net income and select balance sheet items in evaluating segment performance. The significant segment expense categories and other segment items provided to the CODM and included in the measure of segment profit or loss are presented below.

	Three Months Ended
	September 30,
	2025	2024
Revenue	$12,312,185	$12,044,482
Cost of revenue	6,086,887	6,278,606
Gross profit	6,225,298	5,765,876
Gross profit margin	50.6%	47.9%
Selling, general and administrative expenses:
Sales and marketing	1,666,825	1,190,407
Technology and product development	1,410,151	1,372,758
General and administrative	1,675,359	1,930,176
Stock-based compensation expense	212,482	417,989
Foreign currency transaction gain	(17,256)	(104,240)
Total selling, general and administrative expenses	4,947,561	4,807,090
Depreciation and amortization	316,066	312,095
Net income	$749,387	$669,004

Segment net income includes other income, change in fair value of contingent earnout liability and income taxes.

The CODM also reviews the following balance sheet items at period-end as part of performance monitoring and resource allocation decisions:

	As of September 30, 2025	As of June 30, 2025
Cash and cash equivalents	$11,955,763	$12,227,312
Current assets, excluding cash and cash equivalents	7,699,880	7,772,416
Long term assets	25,853,977	26,120,946
Total segment assets	$45,509,620	$46,120,674

The Company applied the provisions of ASU 2023-07 retrospectively and has included comparative information for the three months ended September 30, 2024. Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding consolidated financial statement line items. There was no impact on previously reported consolidated net income (loss), financial position or cash flows.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees for services. The Company accounts for such grants issued and vesting based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the requisite service period for awards subject to time vesting conditions and the graded tranche basis for awards subject to market vesting conditions. Forfeitures are accounted for as they occur. The Company recognizes the fair value of stock-based compensation within its condensed consolidated statements of operations and comprehensive income with classification depending on the nature of the services rendered.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to gains of $17,256 and $104,240 for the three months ended September 30, 2025 and 2024, respectively. Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $901,925, and $426,658 at September 30, 2025 and June 30, 2025, respectively, was held in accounts at financial institutions.

Net Income Per Share

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2025	2024
Net income available to common shareholders	$749,387	$669,004

Weighted average commons shares - basic	31,234,875	30,346,871
Dilutive effect of outstanding stock options	824,687	810,481
Dilutive effect of unvested restricted common stock	10,559	43,565
Weighted average commons shares - diluted	32,070,121	31,200,917

Net income per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted average stock options excluded due to anti-dilution were 733,934 and 481,934 during the three months ended September 30, 2025 and 2024, respectively. Shares of unvested restricted stock that were considered antidilutive were 1,347,854 and 1,789,457 during the three months ended September 30, 2025 and 2024, respectively.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of September 30, 2025 and June 30, 2025:

	As of September 30, 2025				As of June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Total assets	$—	$—	$—	$—	$—	$—	$—	$—

Liabilities
Scite contingent earnout liability	$—	—	$12,332,983	$12,332,983	$—	—	$14,046,640	$14,046,640
Total liabilities	$—	$—	$12,332,983	$12,332,983	$—	$—	$14,046,640	$14,046,640

During the three months ended September 30, 2025 and 2024, a change in fair value of contingent liability of $317,966 and $0, respectively, were recognized as loss in the accompanying condensed consolidated statements of operations and comprehensive income. In addition, the first Scite earnout payment in the amount of $2,031,623 was made in August 2025, which consisted of cash of $1,304,909 and 264,924 shares of common stock issued, which had a fair value of $726,714.

Our contingent earnout liability related to the Scite acquisition is in the “Level 3” category for valuation purposes. As of September 30, 2025 and June 30, 2025, the contingent earnout liability fair value was estimated using the ending business to consumer annual recurring revenue figures as of June 30, 2025 and a 9% discount rate less payments made.

On December 1, 2023, the Company acquired 100% of the outstanding stock of Scite, Inc. a Delaware corporation (“Scite”). The total purchase consideration for Scite, net of cash acquired, was approximately $21.1 million. The consideration included an initial payment of $7.2 million in cash, $6.5 million in stock, a holdback of $0.2 million and a contingent earnout that had an initial fair value of $7.2 million. The Company’s revaluations of the earnout resulted in a fair value of $14.0 million at June 30, 2025 and $12.3 million at September 30, 2025.

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

Note 3.   Line of Credit

On April 15, 2024, the Company entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, the Company entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2026 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of September 30, 2025 and June 30, 2025, respectively.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. From November 2019 to November 2021, the Company's stockholders approved increases in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of September 30, 2025, there were 441,577 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan. The majority of awards issued under the Plan vest (i) immediately or (ii) in installments over three years, with a one-year cliff, and have a term of ten years.

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2025	2,738,804	$2.06	2,371,330	$1.96	367,474	$2.77
Granted	—	—	—	—	—	—
Options vesting	—	—	21,495	2.73	(21,495)	2.73
Exercised	(43,500)	1.56	(43,500)	1.56	—	—
Forfeited	—	—	—	—	—	—
Outstanding at September 30, 2025	2,695,304	$2.07	2,349,325	$1.97	345,979	$2.78

The weighted average remaining contractual life of all options outstanding as of September 30, 2025 was 4.67 years. The remaining contractual life for options vested and exercisable at September 30, 2025 was 4.05 years. Furthermore, the aggregate intrinsic value of options outstanding as of September 30, 2025 was $4,466,634, and the aggregate intrinsic value of options vested and exercisable as of September 30, 2025 was $4,136,256, in each case based on the fair value of the Company’s common stock on September 30, 2025. The aggregate intrinsic value of options outstanding as of June 30, 2025 was $2,265,673, and the aggregate intrinsic value of options vested and exercisable as of June 30, 2025 was $2,229,827, in each case based on the fair value of the Company’s common stock on June 30, 2025.

During the three months ended September 30, 2025, the Company did not grant any options to employees. The total stock options expense during the three months ended September 30, 2025 and 2024 was $58,706 and $28,856, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive income. As of September 30, 2025, the amount of unvested compensation related to the unvested options was $356,158 which will be recorded as an expense in future weighted average vesting periods of 0.97 years. During the three months ended September 30, 2025, the Company issued 20,469 net shares of common stock upon the exercise of options underlying 43,500 shares of common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2025 was $58,920. During the three months ended September 30, 2024, the Company issued 22,140 net shares of common stock upon the exercise of options underlying

74,321 shares of common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2024 was $59,337.

The following table presents the information regarding stock options outstanding and exercisable as of September 30, 2025:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.70 - 0.90	225,000	0.18	225,000
1.05 - 1.59	547,000	0.65 - 2.61	547,000
2.10 - 2.99	1,707,304	3.12 - 9.12	1,361,325
3.13 - 3.50	216,000	4.12 - 4.37	216,000
Total	2,695,304		2,349,325

Restricted Common Stock

During the three months ended September 30, 2025, the Company issued an additional 95,000 shares of restricted stock to employees. These shares vest over a three-year period, with a one-year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of these stock awards was $247,950 based on the market price of our common stock at $2.61 per share on the date of grant, which will be amortized over the range of a three-year vesting period.

During the three months ended September 30, 2024, the Company issued an additional 250,000 shares of restricted stock to an employee with an aggregate fair value of $532,000. The shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP replaces the previous restricted stock compensation program for executives. It first became effective on August 19, 2022, and grants under the program span 5 years from the grant date. The LTEBP is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

•	20% at a 30-day VWAP of $3.00 per share (vesting occurred on March 14, 2024 and December 9, 2024);

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

As the vesting of the 590,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value, with the assistance of a valuation specialist, to be $1,309,240, computed using the Monte Carlo simulations on a binomial model with a derived service period ranging from 0.64 to 2.33 years. The total restricted common stock expense related to amortization of the fair value of the restricted stock awards were $153,776 and $389,133 during the three months ended September 30, 2025 and 2024, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income. As of September 30, 2025, the amount of unrecognized compensation related to issuances of restricted common stock was $770,541, which will be recognized as an expense in future weighted average vesting periods of 0.91 years. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date, using the treasury method. From the 32,823,996 shares issued and outstanding on the condensed consolidated balance sheets, 1,442,856 shares are subject to vesting and are not considered outstanding for accounting purposes.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2025	1,399,210	$2,247,783	$1.61
Granted	95,000	247,950	2.61
Vested	(21,354)	(55,977)	2.62
Forfeited	(30,000)	(47,800)	1.59
Non-vested, September 30, 2025	1,442,856	$2,391,956	$1.66

Common Stock Repurchases

Effective as of March 19, 2024, the Compensation Committee of our board of directors authorized the repurchase, on the last day of each trading window during which the outstanding awards remain outstanding and otherwise in accordance with our insider trading policies, of an aggregate value not exceeding $750,000 (the “Repurchase Cap”), in addition to the prior remaining balance of outstanding common stock of $330,774 (at prices no greater than $4.00 per share) (the “Repurchase Price Cap”)) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards through the end of fiscal year 2025. Effective as of December 19, 2024, the Compensation Committee of our board of directors authorized an increase in the Repurchase Cap to an aggregate value not exceeding $1,500,000 and the Repurchase Price Cap to a price no greater than $5.50 per share. Effective as of May 6, 2025, the Compensation Committee of our board of directors authorized the repurchase of shares of common stock in satisfaction of tax withholding obligations at any time during a trading window during which outstanding awards remain outstanding and otherwise in accordance with our insider trading policies. The actual number of shares repurchased will be determined by applicable employees in their discretion and will depend on their evaluation of market conditions and other factors. As of June 30, 2025, $162,316 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended September 30, 2025, the Company repurchased 6,390 shares of our common stock from employees at an average market price of approximately $3.66 per share for an aggregate amount of $23,387. As of September 30, 2025, $138,929 remains under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended September 30, 2024, the Company repurchased 5,757 shares of our common stock from employees at an average market price of approximately $2.80 per share for an aggregate amount of $16,119. As of September 30, 2024, $330,774 remained under the current authorization to repurchase our outstanding common stock from our employees.

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

Note 6.  Income Taxes

The effective tax rate for the three months ended September 30, 2025 and 2024 was 2.8% and 6.5%, respectively. The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 differs from the statutory tax rate due to the reduction in the valuation allowance, which is reserving for net operating losses that are expected to be utilized when the tax returns are filed.

Note 7.  Subsequent Events

On November 3, 2025, the Company completed the second installment payment of cash and common stock associated with the earnout for the former shareholders of Scite, which consisted of cash of $1.2 million and 222,072 shares of the Company’s common stock being issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2025 and 2024 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of September 30, 2025: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

AI models are integral to powering the unique insights our platforms provide as well as the user experience customers enjoy. Natural language processing (“NLP”) and AI models are used to enhance metadata, define connections between topics and content items as well as to generate data and metrics employed to enable users to rapidly identify and understand the value of content they need for their research. We also use state of the art AI models, such as large language models (“LLP”) to include generative AI “assistants” in several parts of the research workflow today and will continually add capability as we move forward. Today we employ generative AI technologies as a basis for our recommendation engine in our Discovery Tools, Access, and Manage Platform solutions. In addition, generative AI based “assistants” in some of our solutions allow the researcher to ask questions about articles, groups of articles (folders), and more. We also have the capability to provide near full text search on STM content in the Scite.ai solution where the publisher gives us the rights to do so. The ability to not only mine an article’s full text but also show snippets of full text is unique to our Company and allows our generative AI assistants to provide highly accurate results with a very low incidence of hallucinations as part of a retrieval augmented generation framework focused just on STM content. We plan to release several new Platform solutions to enhance the research workflows described above and add new solutions to support the analysis functions that exist in our typical customer base.

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

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our condensed consolidated financial statements because they inherently involve significant judgments and uncertainties.

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

Stock-Based Compensation

We periodically issue stock options, warrants and restricted stock to employees and non-employees for services, in capital raising transactions, and for financing costs. We account for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. We estimate the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model. Depending on the type of restricted stock award, the fair value of our restricted stock is estimated based on the market price of our common stock on the date of grant or with the assistance of a valuation specialist, using the Monte Carlo simulations on a binomial model with a derived service period. We recognize compensation expense on the straight-line basis over the requisite service period for awards subject to time vesting conditions and the graded tranche basis for awards subject to market vesting conditions. Forfeitures are accounted for as they occur. We recognize stock-based compensation within the condensed consolidated statements of operations and comprehensive income with classification depending on the nature of the services rendered.

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

Allowance for Credit Losses

Our trade accounts receivable are recorded at amounts billed to customers and presented on the consolidated balance sheet net of the allowance for estimated credit losses, and typically due within 30 days. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses, our forecast and an overall assessment of trade accounts receivable outstanding. We established an allowance for doubtful accounts of $126,398 and $182,234 as of September 30, 2025 and June 30, 2025, respectively.

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

Comparison of the Three Months Ended September 30, 2025 and 2024

Results of Operations

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

Revenue:
Platforms	$5,120,840	$4,329,645	$791,195	18.3%
Transactions	7,191,345	7,714,837	(523,492)	(6.8)%
Total revenue	12,312,185	12,044,482	267,703	2.2%

Cost of revenue:
Platforms	610,375	547,167	63,208	11.6%
Transactions	5,476,512	5,731,439	(254,927)	(4.4)%
Total cost of revenue	6,086,887	6,278,606	(191,719)	(3.1)%

Gross profit:
Platforms	4,510,465	3,782,478	727,987	19.2%
Transactions	1,714,833	1,983,398	(268,565)	(13.5)%
Total gross profit	6,225,298	5,765,876	459,422	8.0%

Operating expenses:
Sales and marketing	1,666,825	1,190,407	476,418	40.0%
Technology and product development	1,410,151	1,372,758	37,393	2.7%
General and administrative	1,675,359	1,930,176	(254,817)	(13.2)%
Depreciation and amortization	316,066	312,095	3,971	1.3%
Stock-based compensation expense	212,482	417,989	(205,507)	(49.2)%
Foreign currency transaction gain	(17,256)	(104,240)	86,984	83.4%
Total operating expenses	5,263,627	5,119,185	144,442	2.8%

Income from operations	961,671	646,691	314,980	48.7%

Other income	126,913	68,525	58,388	85.2%
Change in fair value of contingent earnout liability	(317,966)	-	(317,966)	—%

Income before provision for income taxes	770,618	715,216	55,402	7.7%
Provision for income taxes	(21,231)	(46,212)	24,981	54.1%

Net income	$749,387	$669,004	80,383	12.0%

Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue:
Platforms	$5,120,840	$4,329,645	$791,195	18.3%
Transactions	7,191,345	7,714,837	(523,492)	(6.8)%
Total revenue	$12,312,185	$12,044,482	$267,703	2.2%

Total revenue increased $267,703, or 2.2%, for the three months ended September 30, 2025 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$791,195

Increased due to additional deployments to new and existing customers and expansion from existing customers, including cross-sell revenue of the Scite product into existing Article Galaxy customers. Revenue is recognized ratably over the term of the subscription agreement, which is typically one year for commercial customers and monthly for individual subscribers, provided all other revenue recognition criteria have been met. Billings or payments received in advance of revenue recognition are recorded as deferred revenue.

Transactions	↓	$523,492	Decreased primarily due to lower copyright revenues and service fees.

Cost of Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Cost of Revenue:
Platforms	$610,375	$547,167	$63,208	11.6%
Transactions	5,476,512	5,731,439	(254,927)	(4.4)%
Total cost of revenue	$6,086,887	$6,278,606	$(191,719)	(3.1)%

	Three Months Ended
	September 30,
	2025	2024	% Change *
As a percentage of revenue:
Platforms	11.9%	12.6%	(0.7)%
Transactions	76.2%	74.3%	1.9%
Total	49.4%	52.1%	(2.7)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.7%, from 52.1% for the prior year to 49.4%, for the three months ended September 30, 2025.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	0.7%	Decreased primarily due to relatively flat personnel costs, and hosting and technology costs that increased at a proportionally slower pace than revenue.
Transactions	↑	1.9%	Increased primarily due to lower copyright margins.

Gross Profit

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Gross Profit:
Platforms	$4,510,465	$3,782,478	$727,987	19.2%
Transactions	1,714,833	1,983,398	(268,565)	(13.5)%
Total gross profit	$6,225,298	$5,765,876	$459,422	8.0%

	Three Months Ended
	September 30,
	2025	2024	% Change*
As a percentage of revenue:
Platforms	88.1%	87.4%	0.7%
Transactions	23.8%	25.7%	(1.9)%
Total	50.6%	47.9%	2.7%
*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,666,825	$1,190,407	$476,418	40.0%
Technology and product development	1,410,151	1,372,758	37,393	2.7%
General and administrative	1,675,359	1,930,176	(254,817)	(13.2)%
Depreciation and amortization	316,066	312,095	3,971	1.3%
Stock-based compensation expense	212,482	417,989	(205,507)	(49.2)%
Foreign currency transaction gain	(17,256)	(104,240)	86,984	83.4%
Total operating expenses	$5,263,627	$5,119,185	$144,442	2.8%

Category	Impact		Key Drivers
Sales and marketing	↑	$476,418	Increased primarily due to greater personnel costs, consulting expenses, and marketing discretionary advertising spend.
Technology and product development	↑	$37,393	Increased modestly due to greater software development personnel and consulting costs, partially offset by lower dues and subscription costs and travel expenses.
General and administrative	↓	$254,817	Decreased primarily due to lower personnel and consulting costs and lower legal, recruiting, bad debt and travel expenses.

Net Income

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net Income:
Net income:	$749,387	$669,004	$80,383	12.0%

Net income increased $80,383, or 12.0%, for the three months ended September 30, 2025 compared to the prior year, primarily due to increased gross profit, partially offset by an increase in operating expenses as described above.

Liquidity and Capital Resources

	Three Months Ended September 30,
	2025	2024
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$1,107,119	$843,119
Net cash used in investing activities	(17,539)	—
Net cash used in financing activities	(1,361,244)	(16,119)

Effect of exchange rate changes	115	(2,258)
Net increase (decrease) in cash and cash equivalents	(271,549)	824,742
Cash and cash equivalents, beginning of period	12,227,312	6,100,031
Cash and cash equivalents, end of period	$11,955,763	$6,924,773

Liquidity

As of September 30, 2025, we had cash and cash equivalents of $11,955,763, compared to $12,227,312 as of June 30, 2025, a decrease of $271,549. This decrease was primarily due to cash used in financing activities.

Operating Activities

Net cash provided by operating activities was $1,107,119 for the three months ended September 30, 2025 and resulted primarily from net income of $749,387, an adjustment to contingent earnout liability of $317,966, a decrease in accounts receivable of $292,053 and restricted common stock expense of $153,776, partially offset by a decrease in deferred revenue of $720,046.

Net cash provided by operating activities was $843,119 for the three months ended September 30, 2024 and resulted primarily from a decrease in accounts receivable of $566,194 and a decrease in prepaid royalties of $494,713, partially offset by a decrease in deferred revenue of $992,792.

Investing Activities

Net cash used in investing activities was $17,539 for the three months ended September 30, 2025 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $0 for the three months ended September 30, 2024.

Financing Activities

Net cash used in financing activities was $1,361,218 for the three months ended September 30, 2025 and resulted from the payment of contingent acquisition consideration of $1,337,831 and the repurchase of common stock of $23,387.

Net cash used in financing activities was $16,119 for the three months ended September 30, 2024 and resulted from repurchase of common stock of $16,119.

On April 15, 2024, we entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, we entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2026 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of September 30, 2025.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
Net income	$749,387	$669,004	$80,383	$12.0%
Add (deduct):
Other (income) expense	191,053	(68,525)	259,578	378.8%
Foreign currency transaction gain	(17,256)	(104,240)	86,984	83.4%
Provision for income taxes	21,231	46,212	(24,981)	(54.1)%
Depreciation and amortization	316,066	312,095	3,971	1.3%
Stock-based compensation	212,482	417,989	(205,507)	(49.2)%
Adjusted EBITDA	$1,472,963	$1,272,535	$200,428	$15.8%

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of March 19, 2024, the Compensation Committee of our board of directors authorized the repurchase, on the last day of each trading window during which the outstanding awards remain outstanding and otherwise in accordance with our insider trading policies, of an aggregate value not exceeding $750,000 (the “Repurchase Cap”), in addition to the prior remaining balance of outstanding common stock of $330,774 (at prices no greater than $4.00 per share) (the “Repurchase Price Cap”)) from our employees to satisfy their tax obligations in connection with the vesting of stock incentive awards through the end of fiscal year 2025. Effective as of December 19, 2024, the Compensation Committee of our board of directors authorized an increase in the Repurchase Cap to an aggregate value not exceeding $1,500,000 and the Repurchase Price Cap to a price no greater than $5.50 per share. Effective as of May 6, 2025, the Compensation Committee of our board of directors authorized the repurchase of shares of common stock in satisfaction of tax withholding obligations at any time during a trading window during which outstanding awards remain outstanding and otherwise in accordance with our insider trading policies. The actual number of shares repurchased will be determined by applicable employees in their discretion and will depend on their evaluation of market conditions and other factors. As of June 30, 2025, $162,316 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended September 30, 2025, we repurchased 6,390 shares of our common stock from employees at an average market price of approximately $3.66 per share for an aggregate amount of $23,387. As of September 30, 2025, $138,929 remains under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended September 30, 2024, we repurchased 5,757 shares of our common stock from employees at an average market price of approximately $2.80 per share for an aggregate amount of $16,119. As of September 30, 2024, $330,774 remained under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Approximate Dollar Value
	Total Number	Average	of Shares that May Yet Be
	of Shares	Price Paid	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs
July 1-31, 2025	—	—	$162,316
August 1-31, 2025	—	—	$162,316
September 1-30, 2025	6,390	$3.66	$138,929
Total	6,390	$3.66	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: November 14, 2025		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Nurthen
William Nurthen
Date: November 14, 2025		Chief Financial Officer (Principal Financial and Accounting Officer)