Form 10-Q
period 2025-12-31
Research Solutions, Inc.
filed 2026-02-13
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 6, 2026
Common Stock, $0.001 par value	32,905,476

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices. Our mailing address is 10624 S. Eastern Ave., Ste. A-614, Henderson, NV 89052.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$12,262,780	$12,227,312
Accounts receivable, net of allowance of $79,869 and $182,324, respectively	5,661,171	7,191,234
Prepaid expenses and other current assets	708,075	580,257
Prepaid royalties	42,155	925
Total current assets	18,674,181	19,999,728

Non-current assets:
Property and equipment, net of accumulated depreciation of $992,832 and $964,883, respectively	65,236	60,769
Intangible assets, net of accumulated amortization of $3,347,683 and $2,736,773, respectively	9,130,484	9,686,241
Goodwill	16,372,979	16,372,979
Deposits and other assets	1,000	957
Total assets	$44,243,880	$46,120,674

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,397,476	$7,443,757
Deferred revenue	9,916,853	10,702,120
Contingent earnout liability, current portion	7,295,596	7,363,152
Total current liabilities	23,609,925	25,509,029

Non-current liabilities:
Contingent earnout liability, long-term portion	3,405,356	6,683,488
Total liabilities	27,015,281	32,192,517

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,875,476 and 32,479,993 shares issued and outstanding, respectively	32,875	32,480
Additional paid-in capital	41,056,472	39,059,557
Accumulated deficit	(23,747,387)	(25,043,693)
Accumulated other comprehensive loss	(113,361)	(120,187)
Total stockholders’ equity	17,228,599	13,928,157
Total liabilities and stockholders’ equity	$44,243,880	$46,120,674

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Revenue:
Platforms	$5,224,845	$4,601,257	$10,345,685	$8,930,902
Transactions	6,567,806	7,312,962	13,759,151	15,027,799
Total revenue	11,792,651	11,914,219	24,104,836	23,958,701

Cost of revenue:
Platforms	622,661	619,842	1,233,036	1,167,009
Transactions	4,993,040	5,473,284	10,469,552	11,204,723
Total cost of revenue	5,615,701	6,093,126	11,702,588	12,371,732
Gross profit	6,176,950	5,821,093	12,402,248	11,586,969

Operating expenses:
Selling, general and administrative	5,121,175	5,422,013	10,068,736	10,229,103
Depreciation and amortization	316,425	306,233	632,491	618,328
Total operating expenses	5,437,600	5,728,246	10,701,227	10,847,431

Income from operations	739,350	92,847	1,701,021	739,538

Other income	95,065	348,999	221,978	417,524
Change in fair value of contingent earnout liability	(278,637)	(2,406,886)	(596,603)	(2,406,886)

Income (loss) before provision for income taxes	555,778	(1,965,040)	1,326,396	(1,249,824)
Provision for income taxes	(8,859)	(15,194)	(30,090)	(61,406)

Net income (loss)	546,919	(1,980,234)	1,296,306	(1,311,230)

Other comprehensive income (loss):
Foreign currency translation	5,859	2,637	6,826	(3,531)
Comprehensive income (loss)	$552,778	$(1,977,597)	$1,303,132	$(1,314,761)

Basic income (loss) per common share:
Net income (loss) per share	$0.02	$(0.07)	$0.04	$(0.04)
Weighted average common shares outstanding	31,634,575	30,421,808	31,434,725	30,384,339

Diluted income (loss) per common share:
Net income (loss) per share	$0.02	$(0.07)	$0.04	$(0.04)
Weighted average common shares outstanding	32,333,657	30,421,808	32,113,408	30,384,339

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended December 31, 2025

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2025	32,823,996	$32,824	$39,975,022	$(24,294,306)	$(119,220)	$15,594,320

Stock options expense	—	—	90,556	—	—	90,556

Restricted common stock expense	—	—	122,893	—	—	122,893

Forfeited restricted common stock	(390,000)	(390)	390	—	—	—

Repurchase of common stock	(5,592)	(6)	(16,156)	—	—	(16,162)

Common stock issued upon exercise of stock options	225,000	225	157,275	—	—	157,500

Common stock issued for Scite earnout payment	222,072	222	726,492	—	—	726,714

Net income for the period	—	—	—	546,919	—	546,919

Foreign currency translation	—	—	—	—	5,859	5,859

Balance, December 31, 2025	32,875,476	$32,875	$41,056,472	$(23,747,387)	$(113,361)	$17,228,599

Balance, July 1, 2025	32,479,993	$32,480	$39,059,557	$(25,043,693)	$(120,187)	$13,928,157

Stock options expense	—	—	149,262	—	—	149,262

Restricted common stock expense	—	—	276,669	—	—	276,669

Grant of restricted common stock	95,000	95	(95)	—	—	—

Forfeited restricted common stock	(420,000)	(420)	420	—	—	—

Repurchase of common stock	(11,982)	(12)	(39,537)	—	—	(39,549)

Common stock issued upon exercise of stock options	245,469	245	157,255	—	—	157,500

Common stock issued for Scite earnout payment	486,996	487	1,452,941	—	—	1,453,428

Net income for the period	—	—	—	1,296,306	—	1,296,306

Foreign currency translation	—	—	—	—	6,826	6,826

Balance, December 31, 2025	32,875,476	$32,875	$41,056,472	$(23,747,387)	$(113,361)	$17,228,599

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2025	2024

Cash flow from operating activities:
Net income (loss)	$1,296,306	$(1,311,230)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	632,491	618,328
Stock options expense	149,262	88,045
Restricted common stock expense	276,669	864,266
Adjustment to contingent earnout liability	596,603	2,406,886
Changes in operating assets and liabilities:
Accounts receivable	1,530,063	(266,255)
Prepaid expenses and other current assets	(127,818)	(98,613)
Prepaid royalties	(41,230)	478,169
Accounts payable and accrued expenses	(1,035,903)	(737,670)
Deferred revenue	(785,267)	(170,433)
Net cash provided by operating activities	2,491,176	1,871,493

Cash flow from investing activities:
Purchase of property and equipment	(24,561)	(5,404)
Net cash used in investing activities	(24,561)	(5,404)

Cash flow from financing activities:
Proceeds from the exercise of stock options	157,500	—
Common stock repurchase	(39,549)	(205,278)
Payment of contingent acquisition consideration - Scite and FIZ	(2,554,394)	(62,560)
Net cash used in financing activities	(2,436,443)	(267,838)

Effect of exchange rate changes	5,296	2,873
Net increase in cash and cash equivalents	35,468	1,601,124
Cash and cash equivalents, beginning of period	12,227,312	6,100,031
Cash and cash equivalents, end of period	$12,262,780	$7,701,155

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$30,090	$61,406

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$20,981	$30,198
Common stock issued for Scite earnout payment	$1,453,428	$—

See notes to condensed consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $645,962 and $426,658 at December 31, 2025 and June 30, 2025, respectively, was held by Reprints Desk in accounts at financial institutions.

The Company has no customers that represent 10% of revenue or more for the three and six months ended December 31, 2025 and 2024.

The Company has no customers that accounted for greater than 10% of accounts receivable at December 31, 2025 and June 30, 2025.

The following table summarizes vendor concentrations for content cost:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Vendor A	27%	27%	27%	26%
Vendor B	10%	10%	10%	10%

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

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platforms and the transactional sale of STM content managed, sourced and delivered through the Platform. In the six months ended December 31, 2025 and 2024, the Company recognized revenue of $5,911,463 and $4,883,268 that was included in the deferred revenue at the beginning of each respective period. This revenue was recorded for the fulfillment of performance obligations related to cloud-based software subscriptions. Deferred revenue and accounts receivable were $10,702,120 and $7,191,234 as of June 30, 2024, respectively.

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	December 31,
	2025		2024
United States	$6,698,701	56.8%	$6,932,120	58.2%
Europe	3,867,252	32.8%	3,730,368	31.3%
Rest of World	1,226,698	10.4%	1,251,731	10.5%
Total	$11,792,651	100%	$11,914,219	100%

	Six Months Ended
	December 31,
	2025		2024
United States	$13,590,376	56.3%	$14,044,628	58.6%
Europe	8,017,284	33.3%	7,572,800	31.6%
Rest of World	2,497,176	10.4%	2,341,273	9.8%
Total	$24,104,836	100%	$23,958,701	100%

Accounts Receivable, Net by Geographical Region

The following table summarizes accounts receivable, net by geographical region:

	As of December 31, 2025		As of June 30, 2025
United States	$2,985,621	52.7%	$4,033,807	56.1%
Europe	2,054,074	36.3%	2,413,906	33.6%
Rest of World	621,476	11.0%	743,521	10.3%
Total	$5,661,171	100%	$7,191,234	100%

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

Intangible Assets

Amortizable finite-lived identifiable intangible assets consist of developed technology and customer relationships acquired in the acquisition of ResoluteAI effective July 28, 2023 and Scite effective December 1, 2023, and are stated at cost less accumulated amortization. The developed technology and customer relationships are being amortized over the estimated average useful lives of 3 to 10 years. The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the three and six months ended December 31, 2025 and 2024, the Company determined there were no indicators of impairment of its intangible assets.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue	$11,792,651	$11,914,219	$24,104,836	$23,958,701
Cost of revenue	5,615,701	6,093,126	11,702,588	12,371,732
Gross profit	6,176,950	5,821,093	12,402,248	11,586,969
Gross profit margin	52.4%	48.9%	51.5%	48.4%
Selling, general and administrative expenses:
Sales and marketing	1,648,598	1,343,087	3,315,423	2,533,494
Technology and product development	1,602,421	1,506,849	3,012,572	2,879,607
General and administrative	1,620,595	2,008,201	3,295,954	3,938,377
Stock-based compensation expense	213,449	534,322	425,931	952,311
Foreign currency transaction loss (gain)	36,112	29,554	18,856	(74,686)
Total selling, general and administrative expenses	5,121,175	5,422,013	10,068,736	10,229,103
Depreciation and amortization	316,425	306,233	632,491	618,328
Net income (loss)	$546,919	$(1,980,234)	$1,296,306	$(1,311,230)

Segment net income includes other income, change in fair value of contingent earnout liability and income taxes.

The CODM also reviews the following balance sheet items at period-end as part of performance monitoring and resource allocation decisions:

	As of December 31, 2025	As of June 30, 2025
Cash and cash equivalents	$12,262,780	$12,227,312
Current assets, excluding cash and cash equivalents	6,411,401	7,772,416
Long term assets	25,569,699	26,120,946
Total segment assets	$44,243,880	$46,120,674

The Company applied the provisions of ASU 2023-07 retrospectively and has included comparative information for the three and six months ended December 31, 2024. Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding condensed consolidated financial statement line items. There was no impact on previously reported consolidated net income (loss), financial position or cash flows.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to losses of $36,112 and $29,554 for the three months ended December 31, 2025 and 2024, respectively and a loss of $18,856 and a gain of $74,686 for the six months ended December 31, 2025 and 2024, respectively. Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $645,962, and $426,658 at December 31, 2025 and June 30, 2025, respectively, was held in accounts at financial institutions.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income (loss) available to common shareholders	$546,919	$(1,980,234)	$1,296,306	$(1,311,230)

Weighted average commons shares - basic	31,634,575	30,421,808	31,434,725	30,384,339
Dilutive effect of outstanding stock options	672,107	—	661,435	—
Dilutive effect of unvested restricted common stock	26,975	—	17,248	—
Weighted average commons shares - diluted	32,333,657	30,421,808	32,113,408	30,384,339

Net income (loss) per common share:
Basic	$0.02	$(0.07)	$0.04	$(0.04)
Diluted	$0.02	$(0.07)	$0.04	$(0.04)

Weighted average stock options excluded due to anti-dilution were 744,000 and 2,815,282 during the three months ended December 31, 2025 and 2024, respectively and 1,001,934 and 2,746,043 during the six months ended December 31, 2025 and 2024. Shares of unvested restricted stock that were considered antidilutive were 894,000 and 1,967,561 during the three months ended December 31, 2025 and 2024, respectively and 1,272,092 and 1,815,711 for the six months ended December 31, 2025 and 2024.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2025 and June 30, 2025:

	As of December 31, 2025				As of June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Total assets	$—	$—	$—	$—	$—	$—	$—	$—

Liabilities
Contingent earnout liability	$—	—	$10,700,952	$10,700,952	$—	—	$14,046,640	$14,046,640
Total liabilities	$—	$—	$10,700,952	$10,700,952	$—	$—	$14,046,640	$14,046,640

On December 1, 2023, the Company acquired 100% of the outstanding stock of Scite, Inc. a Delaware corporation (“Scite”). The total purchase consideration for Scite, net of cash acquired, was approximately $21.1 million. The consideration included an initial payment of $7.2 million in cash, $6.5 million in stock, a holdback of $0.2 million and a contingent earnout that had an initial fair value of $7.2 million. The Company’s revaluations of the earnout resulted in a fair value of $14.0 million at June 30, 2025 and $10.7 million at December 31, 2025.

Our contingent earnout liability related to the Scite acquisition is in the “Level 3” category for valuation purposes. As of December 31, 2025 and June 30, 2025, the contingent earnout liability fair value was estimated using the ending business to consumer annual recurring revenue figures as of June 30, 2025 and a 9% discount rate less payments made.

On July 2, 2025, the Company finalized the calculation of the earnout for former shareholders of Scite at $15.4 million. The earnout is comprised of a mix of cash and stock, with 62% of the earnout to be paid in cash and 38% in the Company’s common stock. The first of eight quarterly installment payments was disbursed in August 2025, with subsequent payments scheduled to continue quarterly until the final payment in May 2027. The change in fair value after July 2, 2025 represents the accretion expense from the passage of time. Prior to July 2, 2025, the change in fair value was based on the assistance of a valuation specialist, using a Monte Carlo simulation of discounted cash flows based on management's forecast.

During the three months ended December 31, 2025 and 2024, a change in fair value of contingent liability of $278,637 and $2,406,886, respectively, were recognized as losses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). During the six months ended December 31, 2025 and 2024, a change in fair value of contingent liability of $596,603 and $2,406,886, respectively, were recognized as losses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). In addition, the first Scite earnout payment in the amount of $2,031,623 was made in August 2025, which consisted of cash of $1,304,909 and the issuance of 264,924 shares of common stock, which had a fair value of $726,714. The second Scite earnout payment in the amount of $1,910,668 was made in November 2025, which consisted of cash of $1,183,954 and the issuance of 222,072 shares of common stock, which had a fair value of $726,714.

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

Note 3.   Line of Credit

On April 15, 2024, the Company entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, the Company entered into a Revolving

Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2026 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of December 31, 2025 and June 30, 2025, respectively.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. From November 2019 to November 2021, the Company's stockholders approved increases in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of December 31, 2025, there were 571,577 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan. The majority of awards issued under the Plan vest (i) immediately or (ii) in installments over three years, with a one-year cliff, and have a term of ten years.

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2025	2,738,804	$2.06	2,371,330	$1.96	367,474	$2.77
Granted	260,000	3.07	—	—	260,000	3.07
Options vesting	—	—	151,322	2.77	(151,322)	2.77
Exercised	(268,500)	0.84	(268,500)	0.84	—	—
Forfeited	—	—	—	—	—	—
Outstanding at December 31, 2025	2,730,304	$2.28	2,254,152	$2.14	476,152	$2.93

The weighted average remaining contractual life of all options outstanding as of December 31, 2025 was 5.31 years. The remaining contractual life for options vested and exercisable at December 31, 2025 was 4.47 years. Furthermore, the aggregate intrinsic value of options outstanding as of December 31, 2025 was $1,877,744, and the aggregate intrinsic value of options vested and exercisable as of December 31, 2025 was $1,841,453, in each case based on the fair value of the Company’s common stock on December 31, 2025. The aggregate intrinsic value of options outstanding as of June 30, 2025 was $2,265,673, and the aggregate intrinsic value of options vested and exercisable as of June 30, 2025 was $2,229,827, in each case based on the fair value of the Company’s common stock on June 30, 2025.

During the six months ended December 31, 2025, the Company granted 260,000 options to directors with a fair value of $382,200 which amount will be amortized over the vesting period. The total stock options expense during the six months ended December 31, 2025 and 2024 was $149,262 and $88,045, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive income (loss). As of December 31, 2025, the amount of unvested compensation related to the unvested options was $647,801 which will be recorded as an expense in future weighted average vesting periods of 1.20 years. During the six months ended December 31, 2025, the Company issued 245,469 net shares of common stock upon the exercise of options underlying 268,500 shares of common stock, resulting in net cash proceeds of $157,500. The aggregate intrinsic value of options exercised during the six months ended December 31, 2025 was $562,170. During the six months ended December 31, 2024, the Company issued 37,507 net shares of common stock upon the exercise of options underlying 111,821 shares of common stock. The aggregate intrinsic value of options exercised during the six months ended December 31, 2024 was $116,212.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the six months ended December 31, 2025 and 2024.

	Six Months Ended
	December 31,
	2025	2024
Expected dividend yield	—%	—%
Risk-free interest rate	3.77%	4.26%
Expected life (in years)	6	6
Expected volatility	44.4%	46.3%

The following table presents the information regarding stock options outstanding and exercisable as of December 31, 2025:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$1.05 - 1.59	547,000	0.39 - 2.36	547,000
2.10 - 2.99	1,707,304	2.87 - 8.87	1,491,152
3.13 - 3.50	476,000	3.87 - 9.87	216,000
Total	2,730,304		2,254,152

Restricted Common Stock

During the six months ended December 31, 2025, the Company issued an additional 95,000 shares of restricted stock to employees. These shares vest over a three-year period, with a one-year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of these stock awards was $247,950 based on the market price of our common stock at $2.61 per share on the date of grant, which will be amortized over the three-year vesting period.

During the six months ended December 31, 2024, the Company issued an additional 590,000 shares of restricted stock to an employee with an aggregate fair value of $1,309,240. The shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP replaces the previous restricted stock compensation program for executives. It first became effective on August 19, 2022, and grants under the program span 5 years from the grant date. The LTEBP is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

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

As the vesting of the 590,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value, with the assistance of a valuation specialist, to be $1,309,240, computed using the Monte Carlo simulations on a binomial model with a derived service period ranging from 0.64 to 2.33 years. The total restricted common stock expense related to amortization of all fair value of the restricted stock awards were $276,669 and $864,266 during the six months ended December 31, 2025 and 2024, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, the amount of unrecognized compensation related to issuances of restricted common stock was $608,448, which will be recognized as an expense in future weighted average vesting periods of 0.84 years. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date, using the treasury method. From the 32,875,476 shares issued and outstanding on the condensed consolidated balance sheets, 1,037,752 shares are subject to vesting and are not considered outstanding for accounting purposes.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2025	1,399,210	$2,247,783	$1.61
Granted	95,000	247,950	2.61
Vested	(36,458)	(95,642)	2.62
Forfeited	(420,000)	(584,900)	1.39
Non-vested, December 31, 2025	1,037,752	$1,815,191	$1.75

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

During the six months ended December 31, 2025, the Company repurchased 11,982 shares of our common stock from employees at an average market price of approximately $3.30 per share for an aggregate amount of $39,549. As of December 31, 2025, $122,767 remains under the current authorization to repurchase our outstanding common stock from our employees.

During the six months ended December 31, 2024, the Company repurchased 53,889 shares of our common stock from employees at an average market price of approximately $3.81 per share for an aggregate amount of $205,278. As of December 31, 2024, $891,615 remained under the current authorization to repurchase our outstanding common stock from our employees.

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

Note 6.  Income Taxes

The effective tax rate for the three months ended December 31, 2025 and 2024 was 1.6% and (0.8)%, respectively. The effective tax rate for the six months ended December 31, 2025 and 2024 was 2.3% and (4.9)%, respectively. The

Company’s effective tax rate differs from the statutory tax rate primarily due to the reduction in the valuation allowance, which is reserving for net operating losses that are expected to be utilized when the tax returns are filed.

Note 7.  Subsequent Events

On February 2, 2026, the Company completed the third installment payment of cash and common stock associated with the earnout for the former shareholders of Scite, which consisted of cash of $1.2 million and 252,146 shares of the Company’s common stock being issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of December 31, 2025: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

Allowance for Credit Losses

Our trade accounts receivable are recorded at amounts billed to customers and presented on the consolidated balance sheet net of the allowance for estimated credit losses, and typically due within 30 days. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses, our forecast and an overall assessment of trade accounts receivable outstanding. We established an allowance for doubtful accounts of $79,869 and $182,234 as of December 31, 2025 and June 30, 2025, respectively.

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

Comparison of the Three and Six Months Ended December 31, 2025 and 2024

Results of Operations

	Three Months Ended December 31,
	2025	2024	$ Change	% Change

Revenue:
Platforms	$5,224,845	$4,601,257	$623,588	13.6%
Transactions	6,567,806	7,312,962	(745,156)	(10.2)%
Total revenue	11,792,651	11,914,219	(121,568)	(1.0)%

Cost of revenue:
Platforms	622,661	619,842	2,819	0.5%
Transactions	4,993,040	5,473,284	(480,244)	(8.8)%
Total cost of revenue	5,615,701	6,093,126	(477,425)	(7.8)%

Gross profit:
Platforms	4,602,184	3,981,415	620,769	15.6%
Transactions	1,574,766	1,839,678	(264,912)	(14.4)%
Total gross profit	6,176,950	5,821,093	355,857	6.1%

Operating expenses:
Sales and marketing	1,648,598	1,343,087	305,511	22.7%
Technology and product development	1,602,421	1,506,849	95,572	6.3%
General and administrative	1,620,595	2,008,201	(387,606)	(19.3)%
Depreciation and amortization	316,425	306,233	10,192	3.3%
Stock-based compensation expense	213,449	534,322	(320,873)	(60.1)%
Foreign currency transaction loss	36,112	29,554	6,558	22.2%
Total operating expenses	5,437,600	5,728,246	(290,646)	(5.1)%

Income from operations	739,350	92,847	646,503	696.3%

Other income	95,065	348,999	(253,934)	(72.8)%
Change in fair value of contingent earnout liability	(278,637)	(2,406,886)	2,128,249	88.4%

Income (loss) before provision for income taxes	555,778	(1,965,040)	2,520,818	128.3%
Provision for income taxes	(8,859)	(15,194)	6,335	41.7%

Net income (loss)	$546,919	$(1,980,234)	2,527,153	127.6%

	Six Months Ended December 31,
	2025	2024	$ Change	% Change

Revenue:
Platforms	$10,345,685	$8,930,902	$1,414,783	15.8%
Transactions	13,759,151	15,027,799	(1,268,648)	(8.4)%
Total revenue	24,104,836	23,958,701	146,135	0.6%

Cost of revenue:
Platforms	1,233,036	1,167,009	66,027	5.7%
Transactions	10,469,552	11,204,723	(735,171)	(6.6)%
Total cost of revenue	11,702,588	12,371,732	(669,144)	(5.4)%

Gross profit:
Platforms	9,112,649	7,763,893	1,348,756	17.4%
Transactions	3,289,599	3,823,076	(533,477)	(14.0)%
Total gross profit	12,402,248	11,586,969	815,279	7.0%

Operating expenses:
Sales and marketing	3,315,423	2,533,494	781,929	30.9%
Technology and product development	3,012,572	2,879,607	132,965	4.6%
General and administrative	3,295,954	3,938,377	(642,423)	(16.3)%
Depreciation and amortization	632,491	618,328	14,163	2.3%
Stock-based compensation expense	425,931	952,311	(526,380)	(55.3)%
Foreign currency transaction loss (gain)	18,856	(74,686)	93,542	125.2%
Total operating expenses	10,701,227	10,847,431	(146,204)	(1.3)%

Income from operations	1,701,021	739,538	961,483	130.0%

Other income	221,978	417,524	(195,546)	(46.8)%
Change in fair value of contingent earnout liability	(596,603)	(2,406,886)	1,810,283	75.2%

Income (loss) before provision for income taxes	1,326,396	(1,249,824)	2,576,220	206.1%
Provision for income taxes	(30,090)	(61,406)	31,316	51.0%

Net income (loss)	$1,296,306	$(1,311,230)	2,607,536	198.9%

Revenue

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Revenue:
Platforms	$5,224,845	$4,601,257	$623,588	13.6%
Transactions	6,567,806	7,312,962	(745,156)	(10.2)%
Total revenue	$11,792,651	$11,914,219	$(121,568)	(1.0)%

Total revenue decreased $121,568, or 1.0%, for the three months ended December 31, 2025 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$623,588

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

Transactions	↓	$745,156	Decreased primarily due to lower paid order volume.

	Six Months Ended December 31,
	2025	2024	$ Change	% Change
Revenue:
Platforms	$10,345,685	$8,930,902	$1,414,783	15.8%
Transactions	13,759,151	15,027,799	(1,268,648)	(8.4)%
Total revenue	$24,104,836	$23,958,701	$146,135	0.6%

Total revenue increased $146,135, or 0.6%, for the six months ended December 31, 2025 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,414,783

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

Transactions	↓	$1,268,648	Decreased primarily due to lower paid order volume.

Cost of Revenue

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Cost of Revenue:
Platforms	$622,661	$619,842	$2,819	0.5%
Transactions	4,993,040	5,473,284	(480,244)	(8.8)%
Total cost of revenue	$5,615,701	$6,093,126	$(477,425)	(7.8)%

	Three Months Ended
	December 31,
	2025	2024	% Change *
As a percentage of revenue:
Platforms	11.9%	13.5%	(1.6)%
Transactions	76.0%	74.8%	1.2%
Total	47.6%	51.1%	(3.5)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 3.5%, from 51.1% for the prior year to 47.6%, for the three months ended December 31, 2025.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	1.6%	Decreased primarily due to relatively flat personnel costs, and hosting and technology costs that increased at a proportionally slower pace than revenue.
Transactions	↑	1.2%	Increased primarily due to lower copyright margins.

	Six Months Ended December 31,
	2025	2024	$ Change	% Change
Cost of Revenue:
Platforms	$1,233,036	$1,167,009	$66,027	5.7%
Transactions	10,469,552	11,204,723	(735,171)	(6.6)%
Total cost of revenue	$11,702,588	$12,371,732	$(669,144)	(5.4)%

	Six Months Ended
	December 31,
	2025	2024	% Change *
As a percentage of revenue:
Platforms	11.9%	13.1%	(1.2)%
Transactions	76.1%	74.6%	1.5%
Total	48.5%	51.6%	(3.1)%

*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 3.1%, from 51.6% for the prior year to 48.5%, for the six months ended December 31, 2025.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	1.2%	Decreased primarily due to relatively flat personnel costs, and hosting and technology costs that increased at a proportionally slower pace than revenue.
Transactions	↑	1.5%	Increased primarily due to lower copyright margins.

Gross Profit

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Gross Profit:
Platforms	$4,602,184	$3,981,415	$620,769	15.6%
Transactions	1,574,766	1,839,678	(264,912)	(14.4)%
Total gross profit	$6,176,950	$5,821,093	$355,857	6.1%

	Three Months Ended
	December 31,
	2025	2024	% Change*
As a percentage of revenue:
Platforms	88.1%	86.5%	1.6%
Transactions	24.0%	25.2%	(1.2)%
Total	52.4%	48.9%	3.5%
*	The difference between current and prior period gross profit as a percentage of revenue

	Six Months Ended December 31,
	2025	2024	$ Change	% Change
Gross Profit:
Platforms	$9,112,649	$7,763,893	$1,348,756	17.4%
Transactions	3,289,599	3,823,076	(533,477)	(14.0)%
Total gross profit	$12,402,248	$11,586,969	$815,279	7.0%

	Six Months Ended
	December 31,
	2025	2024	% Change*
As a percentage of revenue:
Platforms	88.1%	86.9%	1.2%
Transactions	23.9%	25.4%	(1.5)%
Total	51.5%	48.4%	3.1%
*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,648,598	$1,343,087	$305,511	22.7%
Technology and product development	1,602,421	1,506,849	95,572	6.3%
General and administrative	1,620,595	2,008,201	(387,606)	(19.3)%
Depreciation and amortization	316,425	306,233	10,192	3.3%
Stock-based compensation expense	213,449	534,322	(320,873)	(60.1)%
Foreign currency transaction loss	36,112	29,554	6,558	22.2%
Total operating expenses	$5,437,600	$5,728,246	$(290,646)	(5.1)%

Category	Impact		Key Drivers
Sales and marketing	↑	$305,511	Increased primarily due to greater personnel costs, consulting expenses, and marketing discretionary advertising spend.
Technology and product development	↑	$95,575	Increased modestly due to greater software development consulting costs, partially offset by lower software development personnel costs and recruiting expenses.
General and administrative	↓	$387,606	Decreased primarily due to lower personnel and consulting costs and lower investor relations, recruiting and bad debt expenses.

	Six Months Ended December 31,
	2025	2024	$ Change	% Change
Operating Expenses:
Sales and marketing	$3,315,423	$2,533,494	$781,929	30.9%
Technology and product development	3,012,572	2,879,607	132,965	4.6%
General and administrative	3,295,954	3,938,377	(642,423)	(16.3)%
Depreciation and amortization	632,491	618,328	14,163	2.3%
Stock-based compensation expense	425,931	952,311	(526,380)	(55.3)%
Foreign currency transaction loss (gain)	18,856	(74,686)	93,542	125.2%
Total operating expenses	$10,701,227	$10,847,431	$(146,204)	(1.3)%

Category	Impact		Key Drivers
Sales and marketing	↑	$781,929	Increased primarily due to greater personnel costs, consulting expenses, and marketing discretionary advertising spend.
Technology and product development	↑	$132,965	Increased due to greater software development consulting costs, partially offset by lower recruiting and dues and subscription expenses.
General and administrative	↓	$642,423	Decreased primarily due to lower personnel and consulting costs and lower investor relations, travel, recruiting and bad debt expenses.

Net Income

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Net Income (Loss):
Net income (loss):	$546,919	$(1,980,234)	$2,527,153	127.6%

Net income increased $2,527,153, or 127.6%, for the three months ended December 31, 2025 compared to the prior year, primarily due to a fiscal year 2024 increase in the estimated fair value related to the Scite earn out liability, increased gross profit and a decrease in operating expenses as described above.

	Six Months Ended December 31,
	2025	2024	$ Change	% Change
Net Income (Loss):
Net income (loss):	$1,296,306	$(1,311,230)	$2,607,536	198.9%

Net income increased $2,607,536, or 198.9%, for the six months ended December 31, 2025 compared to the prior year, primarily due to a fiscal year 2024 increase in the estimated fair value related to the Scite earn out liability, increased gross profit and a decrease in operating expenses as described above.

Liquidity and Capital Resources

	Six Months Ended December 31,
	2025	2024
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$2,491,176	$1,871,493
Net cash used in investing activities	(24,561)	(5,404)
Net cash used in financing activities	(2,436,443)	(267,838)

Effect of exchange rate changes	5,296	2,873
Net increase in cash and cash equivalents	35,468	1,601,124
Cash and cash equivalents, beginning of period	12,227,312	6,100,031
Cash and cash equivalents, end of period	$12,262,780	$7,701,155

Liquidity

As of December 31, 2025, we had cash and cash equivalents of $12,262,780, compared to $12,227,312 as of June 30, 2025, an increase of $35,468. This increase was primarily due to cash provided by operating activities partially offset by cash used in financing activities.

Operating Activities

Net cash provided by operating activities was $2,491,176 for the six months ended December 31, 2025 and resulted primarily from net income of $1,296,306, an adjustment to contingent earnout liability of $596,603 and a decrease in accounts receivable of $1,530,063, partially offset by a decrease in accounts payable and accrued expenses of $1,035,903 and a decrease in deferred revenue of $785,267.

Net cash provided by operating activities was $1,871,493 for the six months ended December 31, 2024 and resulted primarily from an adjustment to contingent earnout liability of $2,406,886 and a decrease in prepaid royalties of $478,169, partially offset by a decrease in accounts payable and accrued expenses of $737,670 and an increase in accounts receivable of $266,255.

Investing Activities

Net cash used in investing activities was $24,561 for the six months ended December 31, 2025 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $5,404 for the six months ended December 31, 2024 and resulted from the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $2,436,443 for the six months ended December 31, 2025 and resulted from the payment of contingent acquisition consideration of $2,554,394 and the repurchase of common stock of $39,549, partially offset by proceeds from the exercise of stock options of $157,500.

Net cash used in financing activities was $267,838 for the six months ended December 31, 2024 and resulted from the payment of contingent acquisition consideration of $62,560 and the repurchase of common stock of $205,278.

On April 15, 2024, we entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, we entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2026 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The

PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of December 31, 2025.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,
	2025	2024	$ Change	% Change
Net income (loss)	$546,919	$(1,980,234)	$2,527,153	127.6%
Add (deduct):
Other (income) expense	183,572	2,057,887	(1,874,315)	(91.1)%
Foreign currency transaction loss	36,112	29,554	6,558	22.2%
Provision for income taxes	8,859	15,194	(6,335)	(41.7)%
Depreciation and amortization	316,425	306,233	10,192	3.3%
Stock-based compensation	213,449	534,322	(320,873)	(60.1)%
Adjusted EBITDA	$1,305,336	$962,956	$342,380	35.6%

	Six Months Ended
	December 31,
	2025	2024	$ Change	% Change
Net income (loss)	$1,296,306	$(1,311,230)	$2,607,536	198.9%
Add (deduct):
Other (income) expense	374,625	1,989,362	(1,614,737)	(81.2)%
Foreign currency transaction loss (gain)	18,856	(74,686)	93,542	125.2%
Provision for income taxes	30,090	61,406	(31,316)	(51.0)%
Depreciation and amortization	632,491	618,328	14,163	2.3%
Stock-based compensation	425,931	952,311	(526,380)	(55.3)%
Adjusted EBITDA	$2,778,299	$2,235,491	$542,808	24.3%

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

Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2025, we repurchased 5,592 shares of our common stock from employees at an average market price of approximately $2.89 per share for an aggregate amount of $16,162. As of December 31, 2025, $122,767 remains under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended December 31, 2024, we repurchased 48,132 shares of our common stock from employees at an average market price of approximately $3.93 per share for an aggregate amount of $189,159. As of December 31, 2024, $891,615 remained under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Approximate Dollar Value
	Total Number	Average	of Shares that May Yet Be
	of Shares	Price Paid	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs
October 1-31, 2025	—	—	$138,929
November 1-30, 2025	—	—	$138,929
December 1-31, 2025	5,592	$2.89	$122,767
Total	5,592	$2.89	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three and six months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: February 13, 2026		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ David Kutil
David Kutil
Date: February 13, 2026		Interim Chief Financial Officer (Principal Financial and Accounting Officer)