Form 10-Q
period 2026-03-31
Research Solutions, Inc.
filed 2026-05-15
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 8, 2026
Common Stock, $0.001 par value	33,447,532

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices. Our mailing address is 10624 S. Eastern Ave., Ste. A-614, Henderson, NV 89052.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$12,050,396	$12,227,312
Accounts receivable, net of allowance of $94,234 and $182,324, respectively	7,601,477	7,191,234
Prepaid expenses and other current assets	893,176	580,257
Prepaid royalties	132,426	925
Total current assets	20,677,475	19,999,728

Non-current assets:
Property and equipment, net of accumulated depreciation of $1,003,915 and $964,883, respectively	57,859	60,769
Intangible assets, net of accumulated amortization of $3,648,497 and $2,736,773, respectively	8,836,604	9,686,241
Goodwill	16,372,979	16,372,979
Deposits and other assets	998	957
Total assets	$45,945,915	$46,120,674

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,687,477	$7,443,757
Deferred revenue, current portion	11,105,272	10,702,120
Contingent earnout liability, current portion	7,310,763	7,363,152
Total current liabilities	25,103,512	25,509,029

Non-current liabilities:
Deferred revenue, long-term portion	56,508	—
Contingent earnout liability, long-term portion	1,726,046	6,683,488
Total liabilities	26,886,066	32,192,517

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 33,154,273 and 32,479,993 shares issued and outstanding, respectively	33,154	32,480
Additional paid-in capital	42,023,679	39,059,557
Accumulated deficit	(22,887,181)	(25,043,693)
Accumulated other comprehensive loss	(109,803)	(120,187)
Total stockholders’ equity	19,059,849	13,928,157
Total liabilities and stockholders’ equity	$45,945,915	$46,120,674

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Revenue:
Platforms	$5,160,565	$4,839,929	$15,506,250	$13,770,831
Transactions	6,960,996	7,821,434	20,720,147	22,849,233
Total revenue	12,121,561	12,661,363	36,226,397	36,620,064

Cost of revenue:
Platforms	703,669	610,306	1,936,705	1,777,315
Transactions	5,152,360	5,783,977	15,621,912	16,988,700
Total cost of revenue	5,856,029	6,394,283	17,558,617	18,766,015
Gross profit	6,265,532	6,267,080	18,667,780	17,854,049

Operating expenses:
Selling, general and administrative	4,908,149	5,398,145	14,976,885	15,627,248
Depreciation and amortization	312,402	312,013	944,893	930,341
Total operating expenses	5,220,551	5,710,158	15,921,778	16,557,589

Income from operations	1,044,981	556,922	2,746,002	1,296,460

Other income	83,919	78,868	305,897	496,392
Accreted interest expense	(246,526)	—	(843,129)	—
Change in fair value of contingent earnout liability	—	(405,910)	—	(2,812,796)

Income (loss) before provision for income taxes	882,374	229,880	2,208,770	(1,019,944)
Provision for income taxes	(22,168)	(13,410)	(52,258)	(74,816)

Net income (loss)	860,206	216,470	2,156,512	(1,094,760)

Other comprehensive income (loss):
Foreign currency translation	3,558	(3,324)	10,384	(6,855)
Comprehensive income (loss)	$863,764	$213,146	$2,166,896	$(1,101,615)

Basic income (loss) per common share:
Net income (loss) per share	$0.03	$0.01	$0.07	$(0.04)
Weighted average common shares outstanding	31,999,813	31,033,022	31,619,417	30,597,410

Diluted income (loss) per common share:
Net income (loss) per share	$0.03	$0.01	$0.07	$(0.04)
Weighted average common shares outstanding	32,435,370	32,139,935	32,154,594	30,597,410

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended March 31, 2026

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2025	32,875,476	$32,875	$41,056,472	$(23,747,387)	$(113,361)	$17,228,599

Stock options expense	—	—	90,556	—	—	90,556

Restricted common stock expense	—	—	158,052	—	—	158,052

Grant of restricted common stock	30,000	30	(30)	—	—	—

Repurchase of common stock	(3,349)	(3)	(7,833)	—	—	(7,836)

Common stock issued for Scite earnout payment	252,146	252	726,462	—	—	726,714

Net income for the period	—	—	—	860,206	—	860,206

Foreign currency translation	—	—	—	—	3,558	3,558

Balance, March 31, 2026	33,154,273	$33,154	$42,023,679	$(22,887,181)	$(109,803)	$19,059,849

Balance, July 1, 2025	32,479,993	$32,480	$39,059,557	$(25,043,693)	$(120,187)	$13,928,157

Stock options expense	—	—	239,818	—	—	239,818

Restricted common stock expense	—	—	434,721	—	—	434,721

Grant of restricted common stock	125,000	125	(125)	—	—	—

Forfeited restricted common stock	(420,000)	(420)	420	—	—	—

Repurchase of common stock	(15,331)	(15)	(47,370)	—	—	(47,385)

Common stock issued upon exercise of stock options	245,469	245	157,255	—	—	157,500

Common stock issued for Scite earnout payment	739,142	739	2,179,403	—	—	2,180,142

Net income for the period	—	—	—	2,156,512	—	2,156,512

Foreign currency translation	—	—	—	—	10,384	10,384

Balance, March 31, 2026	33,154,273	$33,154	$42,023,679	$(22,887,181)	$(109,803)	$19,059,849

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

See notes to condensed consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2026	2025

Cash flow from operating activities:
Net income (loss)	$2,156,512	$(1,094,760)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	944,893	930,341
Stock options expense	239,818	146,751
Restricted common stock expense	434,721	1,400,199
Accreted interest expense	843,129	—
Adjustment to contingent earnout liability	—	2,812,796
Changes in operating assets and liabilities:
Accounts receivable	(410,243)	(754,258)
Prepaid expenses and other current assets	(312,919)	17,826
Prepaid royalties	(131,501)	311,938
Accounts payable and accrued expenses	(724,921)	(338,502)
Deferred revenue	459,660	1,331,920
Net cash provided by operating activities	3,499,149	4,764,251

Cash flow from investing activities:
Purchase of property and equipment	(28,609)	(11,571)
Net cash used in investing activities	(28,609)	(11,571)

Cash flow from financing activities:
Proceeds from the exercise of stock options	157,500	—
Common stock repurchase	(47,385)	(908,393)
Payment of contingent acquisition consideration - Scite and FIZ	(3,766,263)	(91,174)
Net cash used in financing activities	(3,656,148)	(999,567)

Effect of exchange rate changes	8,692	(1,137)
Net increase (decrease) in cash and cash equivalents	(176,916)	3,751,976
Cash and cash equivalents, beginning of period	12,227,312	6,100,031
Cash and cash equivalents, end of period	$12,050,396	$9,852,007

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$52,258	$74,816

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$—	$29,394
Common stock issued for Scite earnout payment	$2,180,142	$—

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

AI models are integral to powering the unique insights our platforms provide as well as the user experience customers enjoy. Natural language processing (“NLP”) and AI models are used to enhance metadata, define connections between topics and content items as well as to generate data and metrics employed to enable users to rapidly identify and understand the value of content they need for their research. We also use state of the art AI models, such as large language models (“LLM”) to include generative AI “assistants” in several parts of the research workflow today and will continually add capability as we move forward. Today we employ generative AI technologies as a basis for our recommendation engine in our Discovery Tools, Access, and Manage Platform solutions. In addition, generative AI based “assistants” in some of our solutions allow the researcher to ask questions about articles, groups of articles (folders), and more. We also have the capability to provide near full text search on STM content in the Scite.ai solution where the publisher gives us the rights to do so. The ability to not only mine an article’s full text but also show snippets of full text is unique to our Company and allows our generative AI assistants to provide highly accurate results with a very low incidence of hallucinations as part of a retrieval augmented generation framework focused just on STM content. We intend to continue investing in our platforms and in our integrations with third-party AI applications, through new product enhancements and expanded dataset coverage.

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

Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $679,000 and $426,658 at March 31, 2026 and June 30, 2025, respectively, was held by Reprints Desk in accounts at financial institutions.

The Company has no customers that represent 10% of revenue or more for the three and nine months ended March 31, 2026 and 2025.

The Company has no customers that accounted for greater than 10% of accounts receivable at March 31, 2026 and June 30, 2025.

The following table summarizes vendor concentrations for content cost:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Vendor A	28%	29%	27%	27%
Vendor B	11%	10%	11%	10%

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

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: annual licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platforms and the transactional sale of STM content managed, sourced and delivered through the Platform. In the nine months ended March 31, 2026 and 2025, the Company recognized revenue of $7,289,314 and $5,980,919 that was included in the deferred revenue at the beginning of each respective period. This revenue was recorded for the fulfillment of performance obligations related to cloud-based software subscriptions. Deferred revenue and accounts receivable were $9,023,848 and $6,879,800 as of July 1, 2024, respectively.

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Three Months Ended
	March 31,
	2026		2025
United States	$6,749,358	55.7%	$7,227,043	57.0%
Europe	4,113,752	33.9%	4,046,925	32.0%
Rest of World	1,258,451	10.4%	1,387,395	11.0%
Total	$12,121,561	100%	$12,661,363	100%

	Nine Months Ended
	March 31,
	2026		2025
United States	$20,357,806	56.2%	$21,271,525	58.1%
Europe	12,123,898	33.5%	11,619,759	31.7%
Rest of World	3,744,693	10.3%	3,728,780	10.2%
Total	$36,226,397	100%	$36,620,064	100%

Accounts Receivable, Net by Geographical Region

The following table summarizes accounts receivable, net by geographical region:

	As of March 31, 2026		As of June 30, 2025
United States	$4,307,817	56.7%	$4,033,807	56.1%
Europe	2,624,738	34.5%	2,413,906	33.6%
Rest of World	668,922	8.8%	743,521	10.3%
Total	$7,601,477	100%	$7,191,234	100%

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

Intangible Assets

Amortizable finite-lived identifiable intangible assets consist of developed technology and customer relationships acquired in the acquisition of ResoluteAI effective July 28, 2023 and Scite effective December 1, 2023, and are stated at cost less accumulated amortization. The developed technology and customer relationships are being amortized over the estimated average useful lives of 3 to 10 years. The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the three and nine months ended March 31, 2026 and 2025, the Company determined there were no indicators of impairment of its intangible assets.

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

Cash payments received or due in advance of performance are recorded as deferred revenue. Deferred revenue is primarily comprised of cloud-based software subscriptions which are generally billed in advance. The deferred revenue balance is presented as a short-term and long-term liability on the Company's condensed consolidated balance sheets based on when the revenue is expected to be recognized.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue	$12,121,561	$12,661,363	$36,226,397	$36,620,064
Cost of revenue	5,856,029	6,394,283	17,558,617	18,766,015
Gross profit	6,265,532	6,267,080	18,667,780	17,854,049
Gross profit margin	51.7%	49.5%	51.5%	48.8%
Selling, general and administrative expenses:
Sales and marketing	1,508,897	1,607,678	4,824,319	4,141,172
Technology and product development	1,513,074	1,394,936	4,525,646	4,274,543
General and administrative	1,625,041	1,845,411	4,920,996	5,783,788
Stock-based compensation expense	248,608	594,639	674,539	1,546,950
Foreign currency transaction loss (gain)	12,529	(44,519)	31,385	(119,205)
Total selling, general and administrative expenses	4,908,149	5,398,145	14,976,885	15,627,248
Depreciation and amortization	312,402	312,013	944,893	930,341
Net income (loss)	$860,206	$216,470	$2,156,512	$(1,094,760)

Segment net income (loss) includes other income, accreted interest expense, change in fair value of contingent earnout liability and income taxes.

The CODM also reviews the following balance sheet items at period-end as part of performance monitoring and resource allocation decisions:

	As of March 31, 2026	As of June 30, 2025
Cash and cash equivalents	$12,050,396	$12,227,312
Current assets, excluding cash and cash equivalents	8,627,079	7,772,416
Long term assets	25,268,440	26,120,946
Total segment assets	$45,945,915	$46,120,674

The Company applied the provisions of Accounting Standards Update (“ASU”) 2023-07 retrospectively and has included comparative information for the three and nine months ended March 31, 2025. Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding condensed consolidated financial statement line items. There was no impact on previously reported consolidated net income (loss), financial position or cash flows.

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

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to losses of $12,529 and $31,385 for the three and nine months ended March 31, 2026, respectively and gains of $44,519 and $119,205 for the three and nine months ended March 31, 2025, respectively. Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $679,000 and $426,658 at March 31, 2026 and June 30, 2025, respectively, was held in accounts at financial institutions.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income (loss) available to common shareholders	$860,206	$216,470	$2,156,512	$(1,094,760)

Weighted average commons shares - basic	31,999,813	31,033,022	31,619,417	30,597,410
Dilutive effect of outstanding stock options	417,234	1,080,595	516,854	—
Dilutive effect of unvested restricted common stock	18,323	26,318	18,323	—
Weighted average commons shares - diluted	32,435,370	32,139,935	32,154,594	30,597,410

Net income (loss) per common share:
Basic	$0.03	$0.01	$0.07	$(0.04)
Diluted	$0.03	$0.01	$0.07	$(0.04)

Weighted average stock options excluded due to anti-dilution were 1,505,037 and 770,287 during the three months ended March 31, 2026 and 2025, respectively and 1,505,037 and 2,791,702 during the nine months ended March 31, 2026 and 2025, respectively. Shares of unvested restricted stock that were considered antidilutive were 958,271 and 1,404,000 during the three months ended March 31, 2026 and 2025, respectively and 928,271 and 1,409,724 for the nine months ended March 31, 2026 and 2025, respectively.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of March 31, 2026 and June 30, 2025:

	As of March 31, 2026				As of June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Total assets	$—	$—	$—	$—	$—	$—	$—	$—

Liabilities
Contingent earnout liability	$—	—	$9,036,809	$9,036,809	$—	—	$14,046,640	$14,046,640
Total liabilities	$—	$—	$9,036,809	$9,036,809	$—	$—	$14,046,640	$14,046,640

On December 1, 2023, the Company acquired 100% of the outstanding stock of Scite, Inc. a Delaware corporation (“Scite”). The total purchase consideration for Scite, net of cash acquired, was approximately $21.1 million. The consideration included an initial payment of $7.2 million in cash, $6.5 million in stock, a holdback of $0.2 million and a contingent earnout that had an initial fair value of $7.2 million. The Company’s contingent earnout liability balance was $14.0 million at June 30, 2025 and $9.0 million at March 31, 2026.

Our contingent earnout liability related to the Scite acquisition is in the “Level 3” category for valuation purposes. As of March 31, 2026 and June 30, 2025, the contingent earnout liability fair value was estimated using the ending business to consumer annual recurring revenue figures as of May 30, 2025 and a 9% discount rate less payments made.

On July 2, 2025, the Company finalized the calculation of the earnout for former shareholders of Scite at $15.4 million and recorded the final adjustment as of June 30, 2025. The earnout is comprised of a mix of cash and stock, with 62% of the earnout to be paid in cash and 38% in the Company’s common stock. The first of eight quarterly installment payments was disbursed in August 2025, with subsequent payments scheduled to continue quarterly until the final payment in May 2027. After June 30, 2025, the Company records accreted interest expense. Prior to June 30, 2025, the change in fair value was based on the assistance of a valuation specialist, using a Monte Carlo simulation of discounted cash flows based on management's forecast.

The following table summarizes the Company’s contingent earnout liability activity:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Beginning balance, contingent earnout liability	$10,700,952	$14,705,000	$14,046,640	$12,298,114

Change in fair value of contingent earnout liability	—	405,910	—	2,812,796
Accreted interest expense	246,526	—	843,129	—
Scite earnout payments in cash	(1,183,955)	—	(3,672,818)	—
Scite earnout payments in shares of common stock	(726,714)	—	(2,180,142)	—
Ending balance, contingent earnout liability	$9,036,809	$15,110,910	$9,036,809	$15,110,910

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Recently Issued Accounting Pronouncements

In December 2023, the FASB amended ASC 740, Income Taxes (issued under ASU 2023-09, “Improvements to Income Tax Disclosures”). This ASU requires additional disclosures related to the rate reconciliation, income taxes paid and other amendments intended to enhance effectiveness and comparability. The amendment is effective for the Company beginning with its fiscal year 2026 annual disclosures. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its annual disclosures.

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

Note 3.   Line of Credit

On April 15, 2024, the Company entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, the Company entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2027 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of March 31, 2026 and June 30, 2025.

Note 4.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. From November 2019 to November 2021, the Company's stockholders approved increases in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 6,874,513. Upon adoption of the 2017 Plan we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of March 31, 2026, there were 541,577 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan. The majority of awards issued under the Plan vest (i) immediately or (ii) in installments over three years, with a one-year cliff, and have a term of ten years.

The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at June 30, 2025	2,738,804	$2.06	2,371,330	$1.96	367,474	$2.77
Granted	260,000	3.07	—	—	260,000	3.07
Options vesting	—	—	194,484	2.77	(194,484)	2.77
Exercised	(268,500)	0.84	(268,500)	0.84	—	—
Forfeited	—	—	—	—	—	—
Outstanding at March 31, 2026	2,730,304	$2.28	2,297,314	$2.15	432,990	$2.95

The weighted average remaining contractual life of all options outstanding as of March 31, 2026 was 5.06 years. The remaining contractual life for options vested and exercisable at March 31, 2026 was 4.29 years. Furthermore, the aggregate intrinsic value of options outstanding as of March 31, 2026 was $700,538, and the aggregate intrinsic value of options vested and exercisable as of March 31, 2026 was $700,538, in each case based on the fair value of the Company’s common stock on March 31, 2026. The aggregate intrinsic value of options outstanding as of June 30, 2025 was

$2,265,673, and the aggregate intrinsic value of options vested and exercisable as of June 30, 2025 was $2,229,827, in each case based on the fair value of the Company’s common stock on June 30, 2025.

During the nine months ended March 31, 2026, the Company granted 260,000 options to directors with a fair value of $382,200 which amount will be amortized over the vesting period. The total stock options expense during the nine months ended March 31, 2026 and 2025 was $239,818 and $146,751, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, the amount of unvested compensation related to the unvested options was $557,245 which will be recorded as an expense in future weighted average vesting periods of 1.11 years. During the nine months ended March 31, 2026, the Company issued 245,469 net shares of common stock upon the exercise of options underlying 268,500 shares of common stock, resulting in net cash proceeds of $157,500. The aggregate intrinsic value of options exercised during the nine months ended March 31, 2026 was $562,170. During the nine months ended March 31, 2025, the Company issued 48,927 net shares of common stock upon the exercise of options underlying 128,821 shares of common stock. The aggregate intrinsic value of options exercised during the nine months ended March 31, 2025 was $156,712.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the nine months ended March 31, 2026 and 2025.

	Nine Months Ended
	March 31,
	2026	2025
Expected dividend yield	—%	—%
Risk-free interest rate	3.77%	4.26%
Expected life (in years)	6	6
Expected volatility	44.4%	46.3%

The following table presents the information regarding stock options outstanding and exercisable as of March 31, 2026:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$1.05 - 1.59	547,000	0.15 - 2.11	547,000
2.10 - 2.99	1,707,304	2.62 - 8.62	1,534,314
3.13 - 3.50	476,000	3.62 - 9.62	216,000
Total	2,730,304		2,297,314

Restricted Common Stock

During the nine months ended March 31, 2026, the Company issued an additional 125,000 shares of restricted stock to employees. These shares vest over a three-year period, with a one-year cliff vesting period, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of these stock awards was $336,150 based on the market price of our common stock ranging from $2.61 to $2.94 per share on the date of grant, which will be amortized over the three-year vesting period.

During the nine months ended March 31, 2025, the Company issued an additional 590,000 shares of restricted stock to an employee with an aggregate fair value of $1,309,240. The shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). The LTEBP replaces the previous restricted stock compensation program for executives. It first became effective on August 19, 2022, and grants under the program span 5 years from the grant date. The LTEBP is designed to better serve stockholder interests by aligning key executive compensation with stockholder value.  Awards under the LTEBP will vest as follows, upon the 30-day volume weighted average price (VWAP) of our common stock reaching the following targets:

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

As the vesting of the 590,000 shares of restricted common stock under the LTEBP is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value, with the assistance of a valuation specialist, to be $1,309,240, computed using the Monte Carlo simulations on a binomial model with a derived service period ranging from 0.64 to 2.33 years. The total restricted common stock expense related to amortization of all fair value of the restricted stock awards were $434,721 and $1,400,199 during the nine months ended March 31, 2026 and 2025, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, the amount of unrecognized compensation related to issuances of restricted common stock was $538,597, which will be recognized as an expense in future weighted average vesting periods of 0.89 years. When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date, using the treasury method. From the 33,154,273 shares issued and outstanding on the condensed consolidated balance sheet as of March 31, 2026, 1,053,272 shares are subject to vesting and are not considered outstanding for accounting purposes.

The following table summarizes restricted common stock activity:

			Weighted
			Average
	Number of		Grant Date
	Shares	Fair Value	Fair Value
Non-vested, June 30, 2025	1,399,210	$2,247,783	$1.61
Granted	125,000	336,150	2.69
Vested	(50,938)	(133,919)	2.63
Forfeited	(420,000)	(584,900)	1.39
Non-vested, March 31, 2026	1,053,272	$1,865,114	$1.77

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

During the three months ended March 31, 2026, the Company repurchased 3,349 shares of our common stock from employees at an average market price of approximately $2.34 per share for an aggregate amount of $7,836. During the nine months ended March 31, 2026, the Company repurchased 15,331 shares of our common stock from employees at an average market price of approximately $3.09 per share for an aggregate amount of $47,385. As of March 31, 2026, $114,931 remains under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended March 31, 2025, the Company repurchased 246,707 shares of our common stock from employees at an average market price of approximately $2.85 per share for an aggregate amount of $703,115. During the nine months ended March 31, 2025, the Company repurchased 300,596 shares of our common stock from employees at an average market price of approximately $3.02 per share for an aggregate amount of $908,393. As of March 31, 2025, $188,500 remained under the current authorization to repurchase our outstanding common stock from our employees.

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

Note 6.  Income Taxes

The effective tax rate for the three months ended March 31, 2026 and 2025 was 2.5% and 5.8%, respectively. The effective tax rate for the nine months ended March 31, 2026 and 2025 was 2.4% and (7.3%), respectively. The Company’s effective tax rate differs from the statutory tax rate primarily due to the reduction in the valuation allowance, which is reserving for net operating losses that will be utilized when the tax returns are filed with taxable income.

Note 7.  Subsequent Events

On May 1, 2026, the Company completed the fourth installment payment of cash and common stock associated with the earnout for the former shareholders of Scite, which consisted of cash of $1.2 million and 293,259 shares of the Company’s common stock being issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2026 and 2025 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of March 31, 2026: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

AI models are integral to powering the unique insights our platforms provide as well as the user experience customers enjoy. Natural language processing (“NLP”) and AI models are used to enhance metadata, define connections between topics and content items as well as to generate data and metrics employed to enable users to rapidly identify and understand the value of content they need for their research. We also use state of the art AI models, such as large language models (“LLP”) to include generative AI “assistants” in several parts of the research workflow today and will continually add capability as we move forward. Today we employ generative AI technologies as a basis for our recommendation engine in our Discovery Tools, Access, and Manage Platform solutions. In addition, generative AI based “assistants” in some of our solutions allow the researcher to ask questions about articles, groups of articles (folders), and more. We also have the capability to provide near full text search on STM content in the Scite.ai solution where the publisher gives us the rights to do so. The ability to not only mine an article’s full text but also show snippets of full text is unique to our Company and allows our generative AI assistants to provide highly accurate results with a very low incidence of hallucinations as part of a retrieval augmented generation framework focused just on STM content. We intend to continue investing in our platforms and in our integrations with third-party AI applications, through new product enhancements and expanded dataset coverage.

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

Software Costs

Based on its nature, our software development costs are expensed as incurred. The finalization of our project development process precipitates the rapid commercialization and deployment of new products and enhancements. We continuously review our projects, processes and the nature of our software development costs to determine if there are changes that would meet the requirements for capitalization under ASC 350-40, Internal-Use Software.

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

Allowance for Credit Losses

Our trade accounts receivable are recorded at amounts billed to customers and presented on the consolidated balance sheet net of the allowance for estimated credit losses, and typically due within 30 days. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses, our forecast and an overall assessment of trade accounts receivable outstanding. We established an allowance for doubtful accounts of $94,234 and $182,324 as of March 31, 2026 and June 30, 2025, respectively.

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

Comparison of the Three and Nine Months Ended March 31, 2026 and 2025

Results of Operations

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

Revenue:
Platforms	$5,160,565	$4,839,929	$320,636	6.6%
Transactions	6,960,996	7,821,434	(860,438)	(11.0)%
Total revenue	12,121,561	12,661,363	(539,802)	(4.3)%

Cost of revenue:
Platforms	703,669	610,306	93,363	15.3%
Transactions	5,152,360	5,783,977	(631,617)	(10.9)%
Total cost of revenue	5,856,029	6,394,283	(538,254)	(8.4)%

Gross profit:
Platforms	4,456,896	4,229,623	227,273	5.4%
Transactions	1,808,636	2,037,457	(228,821)	(11.2)%
Total gross profit	6,265,532	6,267,080	(1,548)	—%

Operating expenses:
Sales and marketing	1,508,897	1,607,678	(98,781)	(6.1)%
Technology and product development	1,513,074	1,394,936	118,138	8.5%
General and administrative	1,625,041	1,845,411	(220,370)	(11.9)%
Depreciation and amortization	312,402	312,013	389	0.1%
Stock-based compensation expense	248,608	594,639	(346,031)	(58.2)%
Foreign currency transaction loss (gain)	12,529	(44,519)	57,048	128.1%
Total operating expenses	5,220,551	5,710,158	(489,607)	(8.6)%

Income from operations	1,044,981	556,922	488,059	87.6%

Other income	83,919	78,868	5,051	6.4%
Accreted interest expense	(246,526)	—	(246,526)	—%
Change in fair value of contingent earnout liability	—	(405,910)	405,910	100.0%

Income before provision for income taxes	882,374	229,880	652,494	283.8%
Provision for income taxes	(22,168)	(13,410)	(8,758)	(65.3)%

Net income	$860,206	$216,470	643,736	297.4%

	Nine Months Ended March 31,
	2026	2025	$ Change	% Change

Revenue:
Platforms	$15,506,250	$13,770,831	$1,735,419	12.6%
Transactions	20,720,147	22,849,233	(2,129,086)	(9.3)%
Total revenue	36,226,397	36,620,064	(393,667)	(1.1)%

Cost of revenue:
Platforms	1,936,705	1,777,315	159,390	9.0%
Transactions	15,621,912	16,988,700	(1,366,788)	(8.0)%
Total cost of revenue	17,558,617	18,766,015	(1,207,398)	(6.4)%

Gross profit:
Platforms	13,569,545	11,993,516	1,576,029	13.1%
Transactions	5,098,235	5,860,533	(762,298)	(13.0)%
Total gross profit	18,667,780	17,854,049	813,731	4.6%

Operating expenses:
Sales and marketing	4,824,319	4,141,172	683,147	16.5%
Technology and product development	4,525,646	4,274,543	251,103	5.9%
General and administrative	4,920,996	5,783,788	(862,792)	(14.9)%
Depreciation and amortization	944,893	930,341	14,552	1.6%
Stock-based compensation expense	674,539	1,546,950	(872,411)	(56.4)%
Foreign currency transaction loss (gain)	31,385	(119,205)	150,590	126.3%
Total operating expenses	15,921,778	16,557,589	(635,811)	(3.8)%

Income from operations	2,746,002	1,296,460	1,449,542	111.8%

Other income	305,897	496,392	(190,495)	(38.4)%
Accreted interest expense	(843,129)	—	(843,129)	—%
Change in fair value of contingent earnout liability	—	(2,812,796)	2,812,796	100.0%

Income (loss) before provision for income taxes	2,208,770	(1,019,944)	3,228,714	316.6%
Provision for income taxes	(52,258)	(74,816)	22,558	30.2%

Net income (loss)	$2,156,512	$(1,094,760)	3,251,272	297.0%

Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue:
Platforms	$5,160,565	$4,839,929	$320,636	6.6%
Transactions	6,960,996	7,821,434	(860,438)	(11.0)%
Total revenue	$12,121,561	$12,661,363	$(539,802)	(4.3)%

Total revenue decreased $539,802, or 4.3%, for the three months ended March 31, 2026 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$320,636

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

Transactions	↓	$860,438	Decreased primarily due to lower paid order volume.

	Nine Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue:
Platforms	$15,506,250	$13,770,831	$1,735,419	12.6%
Transactions	20,720,147	22,849,233	(2,129,086)	(9.3)%
Total revenue	$36,226,397	$36,620,064	$(393,667)	(1.1)%

Total revenue decreased $393,667, or 1.1%, for the nine months ended March 31, 2026 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,735,419

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

Transactions	↓	$2,129,086	Decreased primarily due to lower paid order volume.

Cost of Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Cost of Revenue:
Platforms	$703,669	$610,306	$93,363	15.3%
Transactions	5,152,360	5,783,977	(631,617)	(10.9)%
Total cost of revenue	$5,856,029	$6,394,283	$(538,254)	(8.4)%

	Three Months Ended
	March 31,
	2026	2025	% Change *
As a percentage of revenue:
Platforms	13.6%	12.6%	1.0%
Transactions	74.0%	74.0%	—%
Total	48.3%	50.5%	(2.2)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.2%, from 50.5% for the prior year to 48.3%, for the three months ended March 31, 2026.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↑	1.0%	Increased primarily due to hosting and technology costs that increased at a proportionally faster pace than revenue.
Transactions	—	—%	No material change.

	Nine Months Ended March 31,
	2026	2025	$ Change	% Change
Cost of Revenue:
Platforms	$1,936,705	$1,777,315	$159,390	9.0%
Transactions	15,621,912	16,988,700	(1,366,788)	(8.0)%
Total cost of revenue	$17,558,617	$18,766,015	$(1,207,398)	(6.4)%

	Nine Months Ended
	March 31,
	2026	2025	% Change *
As a percentage of revenue:
Platforms	12.5%	12.9%	(0.4)%
Transactions	75.4%	74.4%	1.0%
Total	48.5%	51.2%	(2.7)%

*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.7%, from 51.2% for the prior year to 48.5%, for the nine months ended March 31, 2026.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	↓	0.4%	Decreased primarily due to relatively flat personnel costs compared to increased revenue.
Transactions	↑	1.0%	Increased primarily due to lower copyright margins.

Gross Profit

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Gross Profit:
Platforms	$4,456,896	$4,229,623	$227,273	5.4%
Transactions	1,808,636	2,037,457	(228,821)	(11.2)%
Total gross profit	$6,265,532	$6,267,080	$(1,548)	—%

	Three Months Ended
	March 31,
	2026	2025	% Change*
As a percentage of revenue:
Platforms	86.4%	87.4%	(1.0)%
Transactions	26.0%	26.0%	—%
Total	51.7%	49.5%	2.2%
*	The difference between current and prior period gross profit as a percentage of revenue

	Nine Months Ended March 31,
	2026	2025	$ Change	% Change
Gross Profit:
Platforms	$13,569,545	$11,993,516	$1,576,029	13.1%
Transactions	5,098,235	5,860,533	(762,298)	(13.0)%
Total gross profit	$18,667,780	$17,854,049	$813,731	4.6%

	Nine Months Ended
	March 31,
	2026	2025	% Change*
As a percentage of revenue:
Platforms	87.5%	87.1%	0.4%
Transactions	24.6%	25.6%	(1.0)%
Total	51.5%	48.8%	2.7%
*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating Expenses:
Sales and marketing	$1,508,897	$1,607,678	$(98,781)	(6.1)%
Technology and product development	1,513,074	1,394,936	118,138	8.5%
General and administrative	1,625,041	1,845,411	(220,370)	(11.9)%
Depreciation and amortization	312,402	312,013	389	0.1%
Stock-based compensation expense	248,608	594,639	(346,031)	(58.2)%
Foreign currency transaction loss (gain)	12,529	(44,519)	57,048	(128.1)%
Total operating expenses	$5,220,551	$5,710,158	$(489,607)	(8.6)%

Category	Impact		Key Drivers
Sales and marketing	↓	$98,781	Decreased primarily due to lower marketing discretionary advertising spend and lower training expenses, partially offset by greater personnel costs and consulting expenses.
Technology and product development	↑	$118,138	Increased due to greater software development consulting and dues and subscription expenses, partially offset by lower software development personnel costs.
General and administrative	↓	$220,370	Decreased primarily due to lower personnel costs and lower consulting and investor relations expenses partially offset by greater professional service and bad debt expenses.

	Nine Months Ended March 31,
	2026	2025	$ Change	% Change
Operating Expenses:
Sales and marketing	$4,824,319	$4,141,172	$683,147	16.5%
Technology and product development	4,525,646	4,274,543	251,103	5.9%
General and administrative	4,920,996	5,783,788	(862,792)	(14.9)%
Depreciation and amortization	944,893	930,341	14,552	1.6%
Stock-based compensation expense	674,539	1,546,950	(872,411)	(56.4)%
Foreign currency transaction loss (gain)	31,385	(119,205)	150,590	126.3%
Total operating expenses	$15,921,778	$16,557,589	$(635,811)	(3.8)%

Category	Impact		Key Drivers
Sales and marketing	↑	$683,147	Increased primarily due to greater personnel costs, consulting expenses and marketing discretionary advertising spend, partially offset by lower training expenses.
Technology and product development	↑	$251,103	Increased due to greater software development consulting and dues and subscription expenses, partially offset by lower software development personnel costs and recruiting expenses.
General and administrative	↓	$862,792	Decreased primarily due to lower personnel costs and lower consulting, investor relations, travel, recruiting and bad debt expenses.

Net Income

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net Income (Loss):
Net income:	$860,206	$216,470	$643,736	297.4%

Net income increased $643,736, or 297.4%, for the three months ended March 31, 2026 compared to the prior year, primarily due to a decrease in operating expenses as described above.

	Nine Months Ended March 31,
	2026	2025	$ Change	% Change
Net Income (Loss):
Net income (loss):	$2,156,512	$(1,094,760)	$3,251,272	297.0%

Net income increased $3,251,272, or 297%, for the nine months ended March 31, 2026 compared to the prior year, primarily due to a fiscal year 2025 increase in the estimated fair value related to the Scite earn out liability, increased gross profit and a decrease in operating expenses as described above.

Liquidity and Capital Resources

	Nine Months Ended March 31,
	2026	2025
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$3,499,149	$4,764,251
Net cash used in investing activities	(28,609)	(11,571)
Net cash used in financing activities	(3,656,148)	(999,567)

Effect of exchange rate changes	8,692	(1,137)
Net increase (decrease) in cash and cash equivalents	(176,916)	3,751,976
Cash and cash equivalents, beginning of period	12,227,312	6,100,031
Cash and cash equivalents, end of period	$12,050,396	$9,852,007

Liquidity

As of March 31, 2026, we had cash and cash equivalents of $12,050,396, compared to $12,227,312 as of June 30, 2025, a decrease of $176,916. This decrease was primarily due to cash used in financing activities partially offset by cash provided by operating activities.

Operating Activities

Net cash provided by operating activities was $3,499,149 for the nine months ended March 31, 2026 and resulted primarily from net income of $2,156,512, an accreted interest expense of $843,129 and an increase in deferred revenue of $459,660, partially offset by a decrease in accounts payable and accrued expenses of $724,921.

Net cash provided by operating activities was $4,764,251 for the nine months ended March 31, 2025 and resulted primarily from an adjustment to the contingent earnout liability of $2,812,796, an increase in deferred revenue of $1,331,920 and restricted common stock expense of $1,400,199, partially offset by an increase in accounts receivable of $754,258.

Investing Activities

Net cash used in investing activities was $28,609 for the nine months ended March 31, 2026 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $11,571 for the nine months ended March 31, 2025 and resulted from the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $3,656,148 for the nine months ended March 31, 2026 and resulted from the payment of $3,766,263 in contingent acquisition consideration and the repurchase of $47,385 of Company common stock, partially offset by proceeds from the exercise of stock options of $157,500.

Net cash used in financing activities was $999,567 for the nine months ended March 31, 2025 and resulted from the repurchase of $908,393 of Company common stock and the payment of $91,174 in contingent acquisition consideration.

On April 15, 2024, we entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, we entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2027 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of March 31, 2026 and June 30, 2025.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Net income	$860,206	$216,470	$643,736	(297.4)%
Add (deduct):
Other expense	162,607	327,042	(164,435)	(50.3)%
Foreign currency transaction loss (gain)	12,529	(44,519)	57,048	128.1%
Provision for income taxes	22,168	13,410	8,758	65.3%
Depreciation and amortization	312,402	312,013	389	0.1%
Stock-based compensation	248,608	594,639	(346,031)	(58.2)%
Adjusted EBITDA	$1,618,520	$1,419,055	$199,465	14.1%

	Nine Months Ended
	March 31,
	2026	2025	$ Change	% Change
Net income (loss)	$2,156,512	$(1,094,760)	$3,251,272	297.0%
Add (deduct):
Other expense	537,232	2,316,404	(1,779,172)	(76.8)%
Foreign currency transaction loss (gain)	31,385	(119,205)	150,590	126.3%
Provision for income taxes	52,258	74,816	(22,558)	(30.2)%
Depreciation and amortization	944,893	930,341	14,552	1.6%
Stock-based compensation	674,539	1,546,950	(872,411)	(56.4)%
Adjusted EBITDA	$4,396,819	$3,654,546	$742,273	20.3%

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

Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2026, we repurchased 3,349 shares of our common stock from employees at an average market price of approximately $2.34 per share for an aggregate amount of $7,836. As of March 31, 2026, $114,931 remains under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended March 31, 2025, we repurchased 246,707 shares of our common stock from employees at an average market price of approximately $2.85 per share for an aggregate amount of $703,115. As of March 31, 2025, $188,500 remained under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Approximate Dollar Value
	Total Number	Average	of Shares that May Yet Be
	of Shares	Price Paid	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs
January 1-31, 2026	—	—	$122,767
February 1-28, 2026	—	—	$122,767
March 1-31, 2026	3,349	$2.34	$114,931
Total	3,349	$2.34	—

1 Consists of shares of common stock purchased from an employee to satisfy tax obligations in connection with the vesting of stock incentive awards.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three and nine months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier
Roy W. Olivier
Date: May 15, 2026		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ David Kutil
David Kutil
Date: May 15, 2026		Interim Chief Financial Officer (Principal Financial and Accounting Officer)