Form 10-K
period 2026-06-30
Research Solutions, Inc.
filed 2026-09-11
CIK 1386301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $92,011,563 based on the closing price of $2.94 per share as reported on the Nasdaq as of that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on September 4, 2026
Common Stock, $0.001 par value	33,762,669

1 In November 2019, we became a fully remote company. Accordingly, we do not currently have principal executive offices. Our mailing address is 10624 S. Eastern Ave., Ste. A-614, Henderson, NV 89052.

Cautionary Notice Regarding Forward-Looking Statements

Unless otherwise indicated, (i) the terms “Research Solutions,” “we,” “us” and “our” refer to Research Solutions, Inc., a Nevada corporation, and our five wholly-owned subsidiaries: Reprints Desk, Inc., (“Reprints Desk”) a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., (“ResoluteAI”), a Delaware corporation, Scite, LLC, (“Scite”), a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., (“Reprints Desk Latin America”), an entity organized under the laws of Mexico and RESSOL LA, S. DE R.L. DE C.V., (“ResSol LA”) an entity organized under the laws of Mexico, and (ii) the term “common stock” refers to the common stock, par value $0.001 per share, of Research Solutions. The financial information included herein is presented in United States dollars (“US Dollars”), the reporting currency of our company. Although the majority of our revenue and costs are in US Dollars, the costs of Reprints Desk Latin America and ResSol LA are in Mexican Pesos.

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

PART I

Item 1. Business

Company Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of June 30, 2026: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

AI models are integral to powering the unique insights our platforms provide as well as the user experience customers enjoy. Natural language processing (“NLP”) and AI models are used to enhance metadata, define connections between topics and content items as well as to generate data and metrics employed to enable users to rapidly identify and understand the value of content they need for their research. We also use state of the art AI models, such as large language models (“LLMs”) to include generative AI “assistants” in several parts of the research workflow today and will continually add capability as we move forward. Today we employ generative AI technologies as a basis for our recommendation engine in our Discovery Tools, Access, and Manage Platform solutions. In addition, generative AI based “assistants” in some of our solutions allow the researcher to ask questions about articles, groups of articles (folders), and more. We also have the capability to provide near full text search on STM content in the Scite.ai solution where the publisher gives us the rights to do so. The ability to not only mine an article’s full text but also show snippets of full text is unique to our Company and allows our generative AI assistants to provide highly accurate results with a very low incidence of hallucinations as part of a retrieval augmented generation framework focused just on STM content. We intend to continue investing in our platforms and in our integrations with third-party AI applications, through new product enhancements and expanded dataset coverage.

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

Growth Strategy

Organic Growth

We seek to grow our customer base through targeted direct and channel promotions of our Platform to potential customers. This strategy for sales and marketing is supported by inbound marketing driven by educational content, innovative technological systems, competitive pricing and best in class service. We are also positioning our sales force to be able to better serve small and medium sized businesses that we consider to be largely underserved today. We also seek to grow existing customer revenue by year over year pricing increases, and through value-based add-ons.

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

Company Services

We account for revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

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

Customers and Suppliers

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2026 and 2025.

Approximately 46% and 45% of our content cost for the years ended June 30, 2026 and 2025, respectively, was derived from our three largest suppliers of content.

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

Human Capital Resources

As of September 4, 2026, we had 141 full-time employees.

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

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For our fiscal years ended June 30, 2026 and 2025, we earned net income of $2,822,068 and $1,265,553, respectively. As of June 30, 2026, we had an accumulated deficit of $22,221,625. We cannot predict if we will continue to be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

There were no customers that accounted for greater than 10% of our revenue for the years ended June 30, 2026 and 2025. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

The loss of our largest suppliers of content would significantly reduce our revenue and adversely affect our results of operations.

Approximately 46% and 45% of our content cost for the years ended June 30, 2026 and 2025, respectively, was derived from our three largest suppliers of content. Loss of any or all of these suppliers of content would significantly reduce the attractiveness of our services and our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers of content will continue to supply us with content in the future. Moreover, our arrangements with content providers are non-exclusive. As a result, our content providers can provide the same content to our competitors.

We are exposed to credit risk on our accounts receivable and prepayments to suppliers of content. This risk is heightened during periods when economic conditions worsen.

There were no customers that accounted for greater than 10% of our accounts receivable as of June 30, 2026 and 2025, respectively. In addition, we have made prepayments to suppliers of content. While we have procedures to monitor and limit exposure to credit risk on our trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations.

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

Enterprise use of generative artificial intelligence (GenAI) technologies may result in access to and processing of sensitive information, intellectual property, source code, trade secrets, and other data, through direct user input or the API, including customer or private information and confidential information. Sending confidential and private data outside of our own servers could trigger legal and compliance exposure, as well as risks of information exposure, including unauthorized acquisition, use, or other processing. Such exposure can result from contractual (for example, with customers) or regulatory obligations (such as CCPA, GDPR, HIPAA). Furthermore, if the GenAI platform's own systems and infrastructure are not secure, data breaches or incidents may occur and lead to the exposure of sensitive information such as customer data, financial information, and proprietary business information, or it may be believed or asserted that one or more of these has occurred. Threat actors could also use GenAI for malicious purposes, increasing the frequency of their attacks and the complexity level some are currently capable of, e.g. phishing attacks, fraud, social engineering, and other possible malicious use, such as with writing malware. Code generated by GenAI could potentially be used and deployed without a proper security audit or code review to find vulnerable or malicious components. This could cause widespread deployment of vulnerable code within the organization’s systems.

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

We currently have a line of credit with PNC Bank, National Association (“PNC”), maturing on April 15, 2027, under which there were no outstanding borrowings as of June 30, 2026. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. We were in compliance with these covenants as of June 30, 2026, however, our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers of future covenant violations or that such waivers will be available on commercially acceptable terms.

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

Our prior acquisitions have resulted in significant impairment charges and some have operated at losses. We can provide no assurance that future acquisitions, joint ventures or strategic relationships will be accretive to our business overall or will result in profitable operations.

We are subject to risks related to our foreign operations which could adversely affect our operations and financial performance.

We have an operational and administrative support organization in Mexico and sell our services worldwide. Foreign operations are subject to various risks which could have a material adverse effect on those operations, the costs of those operations, and our business as a whole, including: exposure to local economic and employment conditions; exposure to local taxes and employment regulations, political conditions; currency exchange rate fluctuations; reliance of local management; and additional potential costs of complying with rules and regulations, and potential changes to those rule and regulations, of foreign jurisdictions. Any adverse consequence resulting from the materialization of the foregoing risks would adversely affect our financial performance and results of operations.

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

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened, which could have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our Loan Agreement with PNC prohibits us from paying cash dividends on or after the occurrence of an event of default or if an event of default would occur as a result thereof. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment might only occur if the market price of our common stock appreciates.

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

We produce our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. Effective internal controls are necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. Further, Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our blank check preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2026, we had issued and outstanding 33,513,551 shares of common stock and we had 3,198,548 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options and convertible securities. As of June 30, 2026, we had no shares of preferred stock issued and outstanding. Accordingly, as of June 30, 2026, we could issue up to 63,287,901 additional shares of common stock and 20,000,000 additional shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

Our Director of Internal Security and Technical Support oversees our cybersecurity matters and reports to both the Audit Committee and the Board at least once a year, or more frequently as needed. The Audit Committee reviews and discusses with Company management key processes and risk indicators, progress on plans to address key risks, and any material changes in threat landscapes or risk posture which could negatively affect our business.

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

Material Cybersecurity Risks, Threats & Incidents

We are not aware of any cyber events that have had a material effect on our business. However, we cannot ensure that we will not experience any such event in the future. Any security breach or other significant disruption involving our computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence. In addition, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, results of operations and financial condition.

See Item 1A. Risk Factors for further details on risks related to potential breaches of our information technology systems.

Item 2. Properties

We operate in a virtual environment and do not have a physical office space or headquarters.

Item 3. Legal Proceedings

We are involved in legal proceedings in the ordinary course of our business. Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, management believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Approximate Number of Holders of Common Stock

Our common stock is quoted on The Nasdaq Stock Market LLC’s Nasdaq Capital Market (“Nasdaq”) under the symbol “RSSS.”

As of September 4, 2026, according to the records of our transfer agent, we had 46 record holders of our common stock. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid dividends on our common stock. In addition, our Loan Agreement with PNC prohibits us from paying cash dividends on or after the occurrence of an event of default or if an event of default would occur as a result thereof. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

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

During the three months ended June 30, 2026, we repurchased 2,469 shares of our common stock from employees at an average price of approximately $2.29 per share for an aggregate amount of $5,654. During the year ended June 30, 2026, we repurchased 17,800 shares of our common stock from employees at an average market price of approximately $2.98 per share for an aggregate amount of $53,039. As of June 30, 2026, $109,277 remained under the current authorization to repurchase our outstanding common stock from our employees.

During the three months ended June 30, 2025, we repurchased 9,734 shares of our common stock under the repurchase plan at an average price of approximately $2.69 per share for an aggregate amount of $26,184. During the year ended June 30, 2025, we repurchased 310,330 shares of our common stock from employees at an average market price of approximately $3.01 per share for an aggregate amount of $934,577. As of June 30, 2025, $162,316 remained under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Approximate Dollar Value
	Total Number	Average	of Shares that May Yet Be
	of Shares	Price Paid	Purchased Under the
Period	Purchased[1]	per Share	Plans or Programs
April 1-30, 2026	—	—	$114,931
May 1-31, 2026	—	—	$114,931
June 1-30, 2026	2,469	$2.29	$109,277
Total	2,469	$2.29	—
1	Consists of shares of common stock purchased from employees to satisfy tax obligations in connection with the vesting of stock incentive awards.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2026 and 2025 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Overview

Research Solutions was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries as of June 30, 2026: Reprints Desk, Inc., a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., a Delaware corporation, Scite, LLC, a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., an entity organized under the laws of Mexico.

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

AI models are integral to powering the unique insights our platforms provide as well as the user experience customers enjoy. Natural language processing (“NLP”) and AI models are used to enhance metadata, define connections between topics and content items as well as to generate data and metrics employed to enable users to rapidly identify and understand the value of content they need for their research. We also use state of the art AI models, such as large language models (“LLMs”) to include generative AI “assistants” in several parts of the research workflow today and will continually add capability as we move forward. Today we employ generative AI technologies as a basis for our recommendation engine in our Discovery Tools, Access, and Manage Platform solutions. In addition, generative AI based “assistants” in some of our solutions allow the researcher to ask questions about articles, groups of articles (folders), and more. We also have the capability to provide near full text search on STM content in the Scite.ai solution where the publisher gives us the rights to do so. The ability to not only mine an article’s full text but also show snippets of full text is unique to our Company and allows our generative AI assistants to provide highly accurate results with a very low incidence of hallucinations as part of a retrieval augmented generation framework focused just on STM content. We intend to continue investing in our platforms and in our integrations with third-party AI applications, through new product enhancements and expanded dataset coverage.

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

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties.

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

Revenue Recognition

We account for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

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

Stock-Based Compensation

We periodically issue stock options, warrants and restricted stock to employees and non-employees for services, in capital raising transactions, and for financing costs. We account for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. We estimate the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model. Depending on the type of restricted stock award, the fair value of our restricted stock is estimated based on the market price of our common stock on the date of grant or with the assistance of a valuation specialist, using the Monte Carlo simulations on a binomial model with a derived service period. We recognize compensation expense on the straight-line basis over the requisite service period for awards subject to time vesting conditions and the graded tranche basis for awards subject to market vesting conditions. Forfeitures are accounted for as they occur. We recognize stock-based compensation within the consolidated statements of operations and comprehensive income with classification depending on the nature of the services rendered.

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

Allowance for Credit Losses

Our trade accounts receivable are recorded at amounts billed to customers and presented on the consolidated balance sheets net of the allowance for estimated credit losses, and typically due within 30 days. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, we estimate and record a specific reserve for bad debts, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses, our forecast and an overall assessment of trade accounts receivable outstanding. We established an allowance for doubtful accounts of $103,217 and $182,324 as of June 30, 2026 and 2025, respectively. We recorded a credit to bad debt expense of approximately $23,000 in the year ended June 30, 2026 and a bad debt expense of approximately $141,000 in the year ended June 30, 2025. We had write-offs of approximately $56,000 and $49,000 in the years ended June 30, 2026 and 2025, respectively, which reduced our allowance for doubtful accounts.

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

Comparison of the Years Ended June 30, 2026 and 2025

Results of Operations

	Year Ended June 30,
	2026	2025	$ Change	% Change

Revenue:
Platforms	$20,820,974	$18,955,695	$1,865,279	9.8%
Transactions	27,485,983	30,102,286	(2,616,303)	(8.7)%
Total revenue	48,306,957	49,057,981	(751,024)	(1.5)%

Cost of revenue:
Platforms	2,609,421	2,371,540	237,881	10.0%
Transactions	20,627,028	22,490,490	(1,863,462)	(8.3)%
Total cost of revenue	23,236,449	24,862,030	(1,625,581)	(6.5)%

Gross profit:
Platforms	18,211,553	16,584,155	1,627,398	9.8%
Transactions	6,858,955	7,611,796	(752,841)	(9.9)%
Total gross profit	25,070,508	24,195,951	874,557	3.6%

Operating expenses:
Sales and marketing	6,397,899	5,360,356	1,037,543	19.4%
Technology and product development	6,121,647	5,631,344	490,303	8.7%
General and administrative	6,724,399	7,936,644	(1,212,245)	(15.3)%
Depreciation and amortization	1,254,973	1,245,362	9,611	0.8%
Stock-based compensation expense	928,516	1,723,561	(795,045)	(46.1)%
Foreign currency transaction loss (gain)	54,697	(202,527)	257,224	127.0%
Total operating expenses	21,482,131	21,694,740	(212,609)	(1.0)%

Income from operations	3,588,377	2,501,211	1,087,166	43.5%

Other income	407,026	595,679	(188,653)	(31.7)%
Accreted interest expense	(1,040,293)	—	(1,040,293)	—%
Change in fair value of contingent earnout liability	—	(1,748,526)	1,748,526	100.0%

Income before provision for income taxes	2,955,110	1,348,364	1,606,746	119.2%
Provision for income taxes	(133,042)	(82,811)	(50,231)	(60.7)%

Net income	$2,822,068	$1,265,553	$1,556,515	123.0%

Revenue

	Years Ended June 30,
	2026	2025	$ Change	% Change
Revenue:
Platforms	$20,820,974	$18,955,695	$1,865,279	9.8%
Transactions	27,485,983	30,102,286	(2,616,303)	(8.7)%
Total revenue	$48,306,957	$49,057,981	$(751,024)	(1.5)%

Total revenue decreased $751,024 or 1.5%, for the year ended June 30, 2026 compared to the prior year, due to the following:

Category	Impact		Key Drivers
Platforms	↑	$1,865,279

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

Transactions	↓	$2,616,303	Decreased primarily due to lower paid order volume.

Cost of Revenue

	Years Ended June 30,
	2026	2025	$ Change	% Change
Cost of Revenue:
Platforms	$2,609,421	$2,371,540	$237,881	10.0%
Transactions	20,627,028	22,490,490	(1,863,462)	(8.3)%
Total cost of revenue	$23,236,449	$24,862,030	$(1,625,581)	(6.5)%

	Years Ended June 30,
	2026	2025	% Change *
As a percentage of revenue:
Platforms	12.5%	12.5%	-%
Transactions	75.0%	74.7%	0.3%
Total	48.1%	50.7%	(2.6)%
*	The difference between current and prior period cost of revenue as a percentage of revenue

Total cost of revenue as a percentage of revenue decreased 2.6%, from 50.7% for the previous year to 48.1%, for the year ended June 30, 2026.

	Impact as percentage
Category	of revenue		Key Drivers
Platforms	—	—%	No material change.
Transactions	↑	0.3%	Increased primarily due to lower copyright margins.

Gross Profit

	Years Ended June 30,
	2026	2025	$ Change	% Change
Gross Profit:
Platforms	$18,211,553	$16,584,155	$1,627,398	9.8%
Transactions	6,858,955	7,611,796	(752,841)	(9.9)%
Total gross profit	$25,070,508	$24,195,951	$874,557	3.6%

	Years Ended June 30,
	2026	2025	% Change*
As a percentage of revenue:
Platforms	87.5%	87.5%	—%
Transactions	25.0%	25.3%	(0.3)%
Total	51.9%	49.3%	2.6%
*	The difference between current and prior period gross profit as a percentage of revenue

Operating Expenses

	Years Ended June 30,
	2026	2025	$ Change	% Change
Operating Expenses:
Sales and marketing	$6,397,899	$5,360,356	$1,037,543	19.4%
Technology and product development	6,121,647	5,631,344	490,303	8.7%
General and administrative	6,724,399	7,936,644	(1,212,245)	(15.3)%
Depreciation and amortization	1,254,973	1,245,362	9,611	0.8%
Stock-based compensation expense	928,516	1,723,561	(795,045)	(46.1)%
Foreign currency transaction loss (gain)	54,697	(202,527)	257,224	127.0%
Total operating expenses	$21,482,131	$21,694,740	$(212,609)	(1.0)%

Category	Impact		Key Drivers
Sales and marketing	↑	$1,037,543	Increased primarily due to greater personnel costs and consulting expenses, partially offset by lower marketing discretionary advertising spend and lower training expenses.
Technology and product development	↑	$490,303	Increased due to greater software development consulting and dues and subscription expenses, partially offset by lower software development personnel costs and recruiting expenses.
General and administrative	↓	$1,212,245	Decreased primarily due to lower personnel costs and lower consulting, investor relations, travel, recruiting and bad debt expenses.

Provision for Income Taxes

During the years ended June 30, 2026 and 2025, we recorded a provision for income taxes of $133,042 and $82,811, respectively, an increase of $50,231, which was largely due to an increase in state income taxes.

Net Income (Loss)

	Year Ended June 30,
	2026	2025	$ Change	% Change
Net Income (Loss):
Net income:	$2,822,068	$1,265,553	$1,556,515	123.0%

Net income increased $1,556,515, or 123%, for the year ended June 30, 2026 compared to the prior year, primarily due to a fiscal year 2025 increase in the estimated fair value related to the Scite earn out liability resulting in higher expense recognized during that fiscal year as well as increased gross margin and decreased operating expenses recognized in fiscal year 2026 as described above.

Liquidity and Capital Resources

	Year Ended June 30,
	2026	2025
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$5,274,420	$7,023,166
Net cash used in investing activities	(39,771)	(19,261)
Net cash used in financing activities	(4,845,748)	(877,884)

Effect of exchange rate changes	14,070	1,260
Net increase in cash and cash equivalents	402,971	6,127,281
Cash and cash equivalents, beginning of period	12,227,312	6,100,031
Cash and cash equivalents, end of period	$12,630,283	$12,227,312

Liquidity

As of June 30, 2026, we had cash and cash equivalents of $12,630,283 compared to $12,227,312 as of June 30, 2025, an increase of $402,971. This increase was primarily due to cash provided by operating activities partially offset by cash used in financing activities.

Operating Activities

Net cash provided by operating activities was $5,274,420 for the year ended June 30, 2026 and resulted primarily from net income of $2,822,068, accreted interest expense of $1,040,293 and an increase in deferred revenue of $782,957, partially offset by a decrease in accounts payable and accrued expenses of $1,262,918.

Net cash provided by operating activities was $7,023,166 for the year ended June 30, 2025 and resulted primarily from an adjustment to the contingent earnout liability of $1,748,526, an increase in deferred revenue of $1,678,272, restricted common stock expense of $1,518,104 and a decrease in prepaid royalties of $1,066,312, partially offset by a decrease in accounts payable and accrued expenses of $1,426,282 and an increase in accounts receivable of $341,434.

Investing Activities

Net cash used in investing activities was $39,771 for the year ended June 30, 2026 and resulted from the purchase of property and equipment.

Net cash used in investing activities was $19,261 for the year ended June 30, 2025 and resulted from the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $4,845,747 for the year ended June 30, 2026 and resulted from the payment of contingent acquisition consideration of $4,950,208 and the repurchase of common stock of $53,039, partially offset by the proceeds from the exercise of stock options of $157,500.

Net cash used in financing activities was $877,884 for the year ended June 30, 2025 and resulted from the repurchase of common stock of $934,577 and the payment of contingent acquisition consideration of $124,107, partially offset by the proceeds from the exercise of stock options of $180,800.

On April 15, 2024, we entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC, as lender. Pursuant to the PNC Loan Agreement, we entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2027 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of June 30, 2026.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income, plus interest expense, other (income) expense including accreted interest expense and change in fair value of contingent earnout liability, foreign currency transaction loss (gain), provision for income taxes, depreciation and amortization, and stock-based compensation, when applicable. Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income for the year ended June 30, 2026 and 2025:

	Years Ended June 30,
	2026	2025	$ Change	% Change
Net income	$2,822,068	$1,265,553	$1,556,515	123.0%
Add (deduct):
Other expense	633,267	1,152,847	(519,580)	(45.1)%
Foreign currency transaction loss (gain)	54,697	(202,527)	257,224	127.0%
Provision for income taxes	133,042	82,811	50,231	60.7%
Depreciation and amortization	1,254,973	1,245,362	9,611	0.8%
Stock-based compensation	928,516	1,723,561	(795,045)	(46.1)%
Adjusted EBITDA	$5,826,563	$5,267,607	$558,956	10.6%

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Research Solutions, Inc. and Subsidiaries

Henderson, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Research Solutions, Inc. and Subsidiaries (the “Company”), as of June 30, 2026 and 2025, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2024.

/s/ Wipfli LLP

Radnor, Pennsylvania

September 11, 2026

PCAOB ID: 344

Research Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$12,630,283	$12,227,312
Accounts receivable, net of allowance of $103,217 and $182,324, respectively	6,963,040	7,191,234
Prepaid expenses and other current assets	689,548	580,257
Prepaid royalties	411,297	925
Total current assets	20,694,168	19,999,728

Non-current assets:
Property and equipment, net of accumulated depreciation of $1,020,241 and $964,883, respectively	58,671	60,769
Intangible assets, net of accumulated amortization of $3,947,231 and $2,736,773, respectively	8,537,870	9,686,241
Goodwill	16,372,979	16,372,979
Deposits and other assets	1,030	957
Total assets	$45,664,718	$46,120,674

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,149,480	$7,443,757
Deferred revenue, current portion	11,467,832	10,702,120
Contingent earnout liability, current portion	7,323,314	7,363,152
Total current liabilities	24,940,626	25,509,029

Non-current liabilities:
Deferred revenue, long-term portion	17,245	—
Contingent earnout liability, long-term portion	—	6,683,488
Total liabilities	24,957,871	32,192,517

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 33,513,551 and 32,479,993 shares issued and outstanding, respectively	33,513	32,480
Additional paid-in capital	42,998,357	39,059,557
Accumulated deficit	(22,221,625)	(25,043,693)
Accumulated other comprehensive loss	(103,398)	(120,187)
Total stockholders’ equity	20,706,847	13,928,157
Total liabilities and stockholders’ equity	$45,664,718	$46,120,674

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Years Ended
	June 30,
	2026	2025

Revenue:
Platforms	$20,820,974	$18,955,695
Transactions	27,485,983	30,102,286
Total revenue	48,306,957	49,057,981

Cost of revenue:
Platforms	2,609,421	2,371,540
Transactions	20,627,028	22,490,490
Total cost of revenue	23,236,449	24,862,030
Gross profit	25,070,508	24,195,951

Operating expenses:
Selling, general and administrative	20,227,158	20,449,378
Depreciation and amortization	1,254,973	1,245,362
Total operating expenses	21,482,131	21,694,740

Income from operations	3,588,377	2,501,211

Other income	407,026	595,679
Accreted interest expense	(1,040,293)	—
Change in fair value of contingent earnout liability	—	(1,748,526)

Income before provision for income taxes	2,955,110	1,348,364
Provision for income taxes	(133,042)	(82,811)

Net income	2,822,068	1,265,553

Other comprehensive income (loss):
Foreign currency translation	16,789	(1,368)
Comprehensive income	$2,838,857	$1,264,185

Basic income per common share:
Net income per share	$0.09	$0.04
Weighted average common shares outstanding	31,788,992	30,681,187

Diluted income per common share:
Net income per share	$0.09	$0.04
Weighted average common shares outstanding	32,272,835	31,503,972

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2026 and 2025

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, July 1, 2024	32,295,373	32,295	38,089,958	(26,309,246)	(118,819)	$11,694,188

Stock options expense	—	—	205,457	—	—	205,457

Restricted common stock expense	—	—	1,518,104	—	—	1,518,104

Grant of restricted common stock	590,000	590	(590)	—	—	—

Forfeited restricted common stock	(318,584)	(319)	319	—	—	—

Repurchase of common stock	(310,330)	(310)	(934,267)	—	—	(934,577)

Common stock issued upon exercise of stock options	223,534	224	180,576	—	—	180,800

Net income for the period	—	—	—	1,265,553	—	1,265,553

Foreign currency translation	—	—	—	—	(1,368)	(1,368)

Balance, June 30, 2025	32,479,993	32,480	39,059,557	(25,043,693)	(120,187)	13,928,157

Stock options expense	—	—	330,374	—	—	330,374

Restricted common stock expense	—	—	598,142	—	—	598,142

Grant of restricted common stock	205,000	205	(205)	—	—	—

Forfeited restricted common stock	(436,667)	(437)	437	—	—	—

Repurchase of common stock	(17,800)	(17)	(53,022)	—	—	(53,039)

Common stock issued upon exercise of stock options	250,624	250	157,250	—	—	157,500

Common stock issued for Scite earnout payment	1,032,401	1,032	2,905,824	—	—	2,906,856

Net income for the period	—	—	—	2,822,068	—	2,822,068

Foreign currency translation	—	—	—	—	16,789	16,789

Balance, June 30, 2026	33,513,551	$33,513	$42,998,357	$(22,221,625)	$(103,398)	$20,706,847

See notes to consolidated financial statements

Research Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2026	2025

Cash flow from operating activities:
Net income	$2,822,068	$1,265,553
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,254,973	1,245,362
Stock options expense	330,374	205,457
Restricted common stock expense	598,142	1,518,104
Accreted interest expense	1,040,293	—
Adjustment to contingent earnout liability	—	1,748,526
Changes in operating assets and liabilities:
Accounts receivable	228,194	(341,434)
Prepaid expenses and other current assets	(109,291)	63,296
Prepaid royalties	(410,372)	1,066,312
Accounts payable and accrued expenses	(1,262,918)	(1,426,282)
Deferred revenue	782,957	1,678,272
Net cash provided by operating activities	5,274,420	7,023,166

Cash flow from investing activities:
Purchase of property and equipment	(39,771)	(19,261)
Net cash used in investing activities	(39,771)	(19,261)

Cash flow from financing activities:
Proceeds from the exercise of stock options	157,500	180,800
Common stock repurchase	(53,039)	(934,577)
Payment of contingent acquisition consideration - Scite and FIZ	(4,950,209)	(124,107)
Net cash used in financing activities	(4,845,748)	(877,884)

Effect of exchange rate changes	14,070	1,260
Net increase in cash and cash equivalents	402,971	6,127,281
Cash and cash equivalents, beginning of period	12,227,312	6,100,031
Cash and cash equivalents, end of period	$12,630,283	$12,227,312

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$71,213	$82,811

Non-cash investing and financing activities:
Contingent consideration accrual on asset acquisition	$—	$31,359
Common stock issued for Scite earnout payment	$2,906,856	$—

See notes to consolidated financial statements

RESEARCH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2026 and 2025

Note 1.  Organization, Nature of Business and Basis of Presentation

Organization

Research Solutions, Inc. (the “Company,” “Research Solutions,” “we,” “us” or “our”) was incorporated in the State of Nevada on November 2, 2006, and is a publicly traded holding company with five wholly owned subsidiaries: Reprints Desk, Inc., (“Reprints Desk”) a Delaware corporation, including its wholly owned subsidiary Resolute Innovation, Inc., (“ResoluteAI”) a Delaware corporation, Scite, LLC, (“Scite”) a Delaware limited liability company, Reprints Desk Latin America S. de R.L. de C.V., (“Reprints Desk Latin America”) an entity organized under the laws of Mexico, and RESSOL LA, S. DE R.L. DE C.V., (“ResSol LA”) an entity organized under the laws of Mexico.

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

Note 2.   Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

Allowance for Credit Losses

The Company’s trade accounts receivable are recorded at amounts billed to customers and presented on the consolidated balance sheet net of the allowance for estimated credit losses, and typically due within 30 days. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses, the Company’s forecast and an overall assessment of trade accounts receivable outstanding. The Company established an allowance for doubtful accounts of $103,217 and $182,324 as of June 30, 2026 and 2025, respectively. The Company recorded a credit to bad debt expense of approximately $23,000 in the year ended June 30, 2026 and a bad debt expense of approximately $141,000 in the year ended June 30, 2025. The Company had write-offs of approximately $56,000 and $49,000 in the years ended June 30, 2026 and 2025, respectively, which reduced the allowance for doubtful accounts.

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

Cash denominated in Euros, British Pounds and Japanese Yen with an aggregate US Dollar equivalent of $779,978 and $426,658 at June 30, 2026 and 2025, respectively, was held by Reprints Desk in accounts at financial institutions.

The Company has no customers that represent 10% of revenue or more for the years ended June 30, 2026 and 2025.

The Company has no customers that represent 10% of accounts receivable at June 30, 2026 and 2025.

The following table summarizes vendor concentrations for content cost:

	Year Ended
	June 30,
	2026	2025
Vendor A	28%	27%
Vendor B	11%	10%

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

Research and Development Costs

The Company’s research and development costs are primarily comprised of technology and product development  personnel and cloud computing service costs. The total research and development costs during the years ended June 30, 2026 and 2025 were $3,132,876 and $2,530,959, respectively and were included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Advertising Costs

The Company’s advertising costs are expensed as incurred in accordance with ASC 720-35, Advertising Costs. The total advertising expense during the years ended June 30, 2026 and 2025 were $1,567,919 and $1,630,259, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations and comprehensive income.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended June 30, 2026 and 2025, the Company did not recognize any impairments for its property and equipment.

Long-lived Assets

The Company reviews all long-lived assets, including property and equipment and finite-lived intangible assets, for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations and comprehensive income. For the years ended June 30, 2026 and 2025, the Company did not recognize any impairments for its long-lived assets.

Revenue Recognition

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: annual or monthly licenses that allow customers to access and utilize certain premium features of our cloud-based SaaS research intelligence platforms and the transactional sale of STM content managed, sourced and delivered through the Platform. In the years ended June 30, 2026 and 2025, the Company recognized revenue of $9,254,008 and $7,248,767 that was included in the deferred revenue at the beginning of each respective period. This revenue was recorded for the fulfillment of performance obligations related to cloud-based software subscriptions. Deferred revenue and accounts receivable, net were $9,023,848, and $6,879,800 as of June 30, 2024, respectively.

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

Revenue by Geographical Region

The following table summarizes revenue by geographical region:

	Year Ended
	June 30,
	2026		2025
United States	$27,231,305	56.4%	$28,213,701	57.5%
Europe	15,942,672	33.0%	15,689,693	32.0%
Rest of World	5,132,980	10.6%	5,154,587	10.5%
Total	$48,306,957	100%	$49,057,981	100%

Accounts Receivable, Net by Geographical Region

The following table summarizes accounts receivable, net by geographical region:

	Year Ended
	June 30,
	2026		2025
United States	$3,822,084	54.9%	$4,033,807	56.1%
Europe	2,226,167	32.0%	2,413,906	33.6%
Rest of World	914,789	13.1%	743,521	10.3%
Total	$6,963,040	100%	$7,191,234	100%

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting where the purchase consideration is allocated to the tangible and intangible assets acquired, and liabilities assumed, based on their respective fair values as of the acquisition date. The excess of the fair value of the purchase consideration over the estimated fair values of the net assets acquired is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations and comprehensive income.

Intangible Assets

Amortizable finite-lived identifiable intangible assets consist of developed technology, customer relationships, customer lists and intellectual property licenses acquired in prior acquisitions and are stated at cost less accumulated amortization. The developed technology, customer relationships and customer lists are being amortized over the estimated useful lives of 3 to 10 years.

Goodwill

Goodwill consists of the excess of the cost of ResoluteAI and Scite over the fair value of amounts assigned to assets acquired and liabilities assumed. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company operates in a single reporting unit at the consolidated level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment test for its reporting unit on June 30 of each fiscal year. The Company did not record any impairment losses for the years ended June 30, 2026 or 2025.

Deferred Revenue

Contract liabilities, such as deferred revenue, exist where the Company has the obligation to transfer services to a customer for which the entity has received consideration, or when the consideration is due, from the customer.

Cash payments received or due in advance of performance are recorded as deferred revenue. Deferred revenue is primarily comprised of cloud-based software subscriptions which are generally billed in advance. The deferred revenue balance is presented as a short-term and long-term liability on the Company's consolidated balance sheets based on when the revenue is expected to be recognized.

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

	Year ended June 30,
	2026	2025
Revenue	$48,306,957	$49,057,981
Cost of revenue	23,236,449	24,862,030
Gross profit	25,070,508	24,195,951
Gross profit margin	51.9%	49.3%
Selling, general and administrative expenses:
Sales and marketing	6,397,899	5,360,356
Technology and product development	6,121,647	5,631,344
General and administrative	6,724,399	7,936,644
Stock-based compensation expense	928,516	1,723,561
Foreign currency transaction loss (gain)	54,697	(202,527)
Total selling, general and administrative expenses	20,227,158	20,449,378
Depreciation and amortization	1,254,973	1,245,362
Net income	$2,822,068	$1,265,553

Segment net income includes other income, accreted interest expense, change in fair value of contingent earnout liability and provision for income taxes.

The CODM also reviews the following balance sheet items at period-end as part of performance monitoring and resource allocation decisions:

	Year ended June 30,
	2026	2025
Cash and cash equivalents	$12,630,283	$12,227,312
Current assets, excluding cash and cash equivalents	8,063,885	7,772,416
Long term assets	24,970,550	26,120,946
Total segment assets	$45,664,718	$46,120,674

Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding consolidated financial statement line items.

Stock-Based Compensation

The Company periodically issues stock options, warrants and restricted stock to employees and non-employees for services, in capital raising transactions, and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model. Depending on the type of restricted stock award, the fair value of our restricted stock is estimated based on the market price of the Company’s common stock on the date of grant or with the assistance of a valuation specialist, using the Monte Carlo simulations on a binomial model with a derived service period. The Company recognizes compensation expense on the straight-line basis over the requisite service period for awards subject to time vesting conditions and the graded tranche basis for awards subject to market vesting conditions. Forfeitures are accounted for as they occur. The Company recognizes stock-based compensation within its consolidated statements of operations and comprehensive income with classification depending on the nature of the services rendered.

Under ASC 718, for repurchase or cancellation of equity awards, the amount of cash or other assets transferred (or liabilities incurred) to repurchase an equity award shall be charged to equity, to the extent that the amount paid does not exceed the fair value of the equity instruments repurchased at the repurchase date. Any excess of the repurchase price over the fair value of the instruments repurchased shall be recognized as additional compensation cost.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars, the reporting currency of the Company. Capital accounts of foreign subsidiaries are translated into US Dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. Although the majority of our revenue and costs are in US dollars, the costs of Reprints Desk Latin America and ResSoL LA are in Mexican Pesos. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

Gains and losses from foreign currency transactions, which result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated, are included in selling, general and administrative expenses and amounted to a loss of $54,697 and a gain of $202,527 for the years ended June 30, 2026 and 2025, respectively.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Years Ended
	June 30,
	2026	2025
Net income available to common shareholders	$2,822,068	$1,265,553

Weighted average commons shares - basic	31,788,992	30,681,187
Dilutive effect of outstanding stock options	465,981	822,785
Dilutive effect of unvested restricted common stock	17,862	—
Weighted average commons shares - diluted	32,272,835	31,503,972

Net income per common share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Weighted average stock options excluded due to anti-dilution were 1,505,037 and 645,770 during the years ended June 30, 2026 and 2025. Shares of unvested restricted stock that were considered antidilutive were 913,792 and 1,223,342 during the years ended June 30, 2026 and 2025, respectively.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of June 30, 2026 and 2025:

	As of June 30, 2026				As of June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Total assets	$—	$—	$—	$—	$—	$—	$—	$—

Liabilities
Contingent earnout liability	$—	—	$7,323,314	$7,323,314	$—	—	$14,046,640	$14,046,640
Total liabilities	$—	$—	$7,323,314	$7,323,314	$—	$—	$14,046,640	$14,046,640

On December 1, 2023, the Company acquired 100% of the outstanding stock of Scite, Inc. a Delaware corporation (“Scite”). The total purchase consideration for Scite, net of cash acquired, was approximately $21.1 million. The consideration included an initial payment of $7.2 million in cash, $6.5 million in stock, a holdback of $0.2 million and a contingent earnout that had an initial fair value of $7.2 million. The Company’s contingent earnout liability balance was $14.0 million at June 30, 2025 and $7.3 million at June 30, 2026.

Our contingent earnout liability related to the Scite acquisition is in the “Level 3” category for valuation purposes. As of June 30, 2026 and 2025, the contingent earnout liability fair value was estimated using the ending business to consumer annual recurring revenue figures as of May 30, 2025 and a 9% discount rate less payments made.

The Company finalized the calculation of the earnout for former shareholders of Scite at $15.4 million and recorded the final adjustment as of June 30, 2025. The earnout is comprised of a mix of cash and stock, with 62% of the earnout to be paid in cash and 38% in the Company’s common stock. The first of eight quarterly installment payments was disbursed in August 2025, with subsequent payments scheduled to continue quarterly until the final payment in May 2027. After June 30, 2025, the Company records accreted interest expense on the unpaid earnout liability. Prior to June 30, 2025, the change in fair value (which includes an interest component) was based on the assistance of a valuation specialist, using a Monte Carlo simulation of discounted cash flows based on management's forecast.

The following table summarizes the Company’s contingent earnout liability activity:

	Years Ended
	June 30,
	2026	2025
Beginning balance, contingent earnout liability	$14,046,640	$12,298,114

Change in fair value of contingent earnout liability	—	1,748,526
Accreted interest expense	1,040,293	—
Scite earnout payments in cash	(4,856,763)	—
Scite earnout payments in shares of common stock	(2,906,856)	—
Ending balance, contingent earnout liability	$7,323,314	$14,046,640

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB amended ASC 740, Income Taxes (issued under Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures”). This ASU requires additional disclosures related to the rate reconciliation, income taxes paid and other amendments intended to enhance effectiveness and comparability. The Company adopted this accounting pronouncement for the year ended June 30, 2026, using the prospective method of adoption. As a result, we have enhanced our income tax disclosures for the fiscal year ended June 30, 2026 and going forward. Because ASU 2023-09 relates solely to disclosure requirements, adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In September 2025, the FASB issued ASU 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which eliminates project stages and requires capitalizing costs when management has committed to funding the project and it is probable of completion. In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is a significant uncertainty associated with the development activities of the software. The new requirements will be effective for the Company for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance may be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-06.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3.   Property and Equipment

Property and equipment consists of the following as of June 30, 2026 and 2025:

	June 30,	June 30,
	2026	2025
Computer equipment	$755,208	$702,611
Software	282,080	282,080
Furniture and fixtures	41,624	40,961
Total	1,078,912	1,025,652
Less accumulated depreciation	(1,020,241)	(964,883)
Net, Property and equipment	$58,671	$60,769

Depreciation expense for the years ended June 30, 2026 and 2025 was $44,515 and $43,899, respectively.

Note 4.   Intangible Assets

Intangible assets consist of developed technology, customer relationships, customer lists and intellectual property licenses acquired in prior acquisitions and are stated at cost less accumulated amortization. The developed technology, customer relationships and customer lists are being amortized over the estimated useful lives of 3 to 10 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense for the years ended June 30, 2026 and 2025 was $1,201,458 and $1,201,463, respectively. Amortization expense expected to be recognized is approximately $1,173,000 annually in 2027 through 2031 and approximately $2,670,000 thereafter.

Intangible assets consist of the following as of June 30, 2026 and 2025:

	June 30,	June 30,
	2026	2025
Developed technology	$10,800,000	$10,800,000
Customer relationships	170,000	170,000
Customer lists	1,498,676	1,436,589
Intellectual property licenses	16,425	16,425
Total	12,485,101	12,423,014
Less accumulated amortization:
Developed technology	(2,856,666)	(1,776,667)
Customer relationships	(94,592)	(59,493)
Customer lists	(979,548)	(884,188)
Intellectual property licenses	(16,425)	(16,425)
Net, Intangible assets	$8,537,870	$9,686,241

Note 5.   Line of Credit

On April 15, 2024, the Company entered into a Loan Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender. Pursuant to the PNC Loan Agreement, the Company entered into a Revolving Line of Credit Note (the “PNC Note”) with PNC, which provides for a $500,000 secured revolving line of credit that matures on April 15, 2027 and bears interest annually at the daily SOFR rate plus 2.5%, with accrued interest due and payable monthly. The PNC Note contains customary events of default including, among other things, payment defaults, material misrepresentations, breaches of covenants, revocation of guarantee, certain bankruptcy and insolvency events. There were no outstanding borrowings under the line of credit as of June 30, 2026 and 2025, respectively.

Note 6.   Stockholders’ Equity

Stock Options

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. From November 2019 to November 2021, the Company's stockholders approved increases in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 6,874,513. Upon adoption of the 2017 Plan, we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2026, there were 493,244 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan. The majority of awards issued under the Plan vest (i) immediately or (ii) in installments over three years, with a one-year cliff, and have a term of ten years. The following table summarizes vested and unvested stock option activity:

	All Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at July 1, 2024	2,788,625	$1.93	2,529,856	$1.85	258,769	$2.73
Granted	260,000	2.79	—	—	260,000	2.79
Options vesting	—	—	151,295	2.73	(151,295)	2.73
Exercised	(309,821)	1.44	(309,821)	1.44	—	—
Expired	—	—	—	—	—	—
Outstanding at June 30, 2025	2,738,804	$2.06	2,371,330	$1.96	367,474	$2.77
Granted	260,000	3.07	—	—	260,000	3.07
Options vesting	—	—	237,645	2.77	(237,645)	2.77
Exercised	(278,500)	0.85	(278,500)	0.85	—	—
Expired	(15,000)	1.09	(15,000)	1.09	—	—
Outstanding at June 30, 2026	2,705,304	$2.29	2,315,475	$2.18	389,829	$2.97

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended June 30, 2026 and 2025.

	Year Ended
	June 30,
	2026	2025
Expected dividend yield	—%	—%
Risk-free interest rate	3.77%	4.26%
Expected life (in years)	6	6
Expected volatility	44.4%	46.3%

The weighted average remaining contractual life of all options outstanding as of June 30, 2026 was 4.86 years. The remaining contractual life for options vested and exercisable at June 30, 2026 was 4.16 years. Furthermore, the aggregate intrinsic value of options outstanding as of June 30, 2026 was $743,304, and the aggregate intrinsic value of options vested and exercisable as of June 30, 2026 was $743,304, in each case based on the fair value of the Company’s common stock on June 30, 2026. The aggregate intrinsic value of options outstanding as of June 30, 2025 was $2,265,673, and the aggregate intrinsic value of options vested and exercisable as of June 30, 2025 was $2,229,827, in each case based on the fair value of the Company’s common stock on June 30, 2025.

During the year ended June 30, 2026, the Company granted 260,000 options to directors with a fair value of $382,200 which will be amortized over the vesting period. The total stock options expense during the year ended June 30, 2026 was $330,374 and was included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income. As of June 30, 2026, the amount of unvested compensation related to the unvested options was $466,689 which will be recorded as an expense in future weighted average vesting periods of 1.03 years. During the year ended June 30, 2026, the Company issued 250,624 net shares of common stock upon the exercise of options underlying 278,500 shares of common stock, resulting in net cash proceeds of $157,500. The aggregate intrinsic value of options exercised during the year ended June 30, 2026 was $573,770.

During the year ended June 30, 2025, the Company granted 260,000 options to directors with a fair value of $364,000 which will be amortized over the vesting period. The total stock options expense during the year ended June 30, 2025 was $205,457 and was included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income. During the year ended June 30, 2025, the Company issued 223,534 net shares of common stock upon the exercise of options underlying 309,821 shares of common stock, resulting in net cash proceeds of $180,800. The aggregate intrinsic value of options exercised during the year ended June 30, 2025 was $471,452.

Additional information regarding stock options outstanding and exercisable as of June 30, 2026 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$1.05 - 1.59	522,000	0.39 - 1.86	522,000
2.10 - 2.99	1,707,304	2.38 - 8.38	1,577,475
3.13 - 3.50	476,000	3.37 - 9.38	216,000
Total	2,705,304		2,315,475

Restricted Common Stock

During the year ended June 30, 2026, the Company issued 205,000 shares of time vested restricted stock to employees. These shares vest over a three-year period, with one third vesting after one-year and quarterly thereafter, and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of these stock awards was $524,950 based on the market price of our common stock ranging from $2.36 to $2.94 per share on the date of grant, which will be amortized over the range of a three-year vesting period. No shares were granted with these vesting conditions during the year ended June 30, 2025.

During the year ended June 30, 2025, the Company issued 590,000 shares of restricted stock to employees with an aggregate fair value of $1,309,240. The shares were granted, under the 2017 Plan, as restricted stock awards to key management in accordance with its long-term equity bonus program (the “LTEBP”). No shares were granted under the LTEBP during the year ended June 30, 2026.

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

The total restricted common stock expense related to amortization of both time vested restricted stock awards and LTEBP restricted stock awards were $598,142 and $1,518,104 during the years ended June 30, 2026 and 2025, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. As of June 30, 2026, the amount of unrecognized compensation related to issuances of restricted common stock was $520,476, which will be recognized as an expense in future weighted average vesting periods of 1.06 years. When calculating basic net income per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date, using the treasury method. From the 33,513,551 shares issued and outstanding on the consolidated balance sheet as of June 30, 2026, 1,093,793 shares are subject to vesting and are not considered outstanding for accounting purposes. From the 32,479,993 shares issued and outstanding on the consolidated balance sheet as of June 30, 2025, 1,399,210 shares are subject to vesting and are not considered outstanding for accounting purposes.

The following table summarizes restricted common stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, June 30, 2024	1,957,726	$1.57
Granted	590,000	2.22
Vested	(829,932)	2.04
Forfeited	(318,584)	1.41
Non-vested, June 30, 2025	1,399,210	$1.61
Granted	205,000	2.56
Vested	(73,750)	2.63
Forfeited	(436,667)	1.44
Non-vested, June 30, 2026	1,093,793	$1.78

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

During the years ended June 30, 2026 and 2025, the Company repurchased 17,800 and 310,330 shares of our common stock under the repurchase plan at a weighted average price of $2.98 and $3.01 per share, respectively, for an aggregate amount of $53,039 and $934,577, respectively. As of June 30, 2026, $109,277 remained under the current authorization to repurchase our outstanding common stock from our employees.

Shares repurchased are retired and deducted from common stock for par value and from additional paid in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares.

The following table summarizes repurchases of our common stock on a monthly basis:

			Approximate Dollar Value
	Total Number	Average	of Shares that May Yet Be
	of Shares	Price Paid	Purchased Under the
Period	Purchased	per Share	Plans or Programs
September 2024	5,757	$2.82	$330,774
December 2024	48,132	$3.93	891,615
March 2025	246,707	$2.85	188,500
June 2025	9,734	$2.69	162,316
Year ended June 30, 2025	310,330	$3.01	$162,316

September 2025	6,390	$3.66	$138,929
December 2025	5,592	$2.89	122,767
March 2026	3,349	$2.34	114,931
June 2026	2,469	$2.29	109,277
Year ended June 30, 2026	17,800	$2.98	$109,277

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

Note 8.   Income Taxes

The components of income before provision of income taxes are as follows:

	Years Ended
	June 30,
	2026	2025
United States	$2,821,968	$1,299,850
Foreign	133,142	48,514
Total income before provision for income taxes	$2,955,110	$1,348,364

The provision for income taxes consists of the following for the years ended June 30, 2026 and 2025:

	Years Ended
	June 30,
	2026	2025
Current
Federal	$—	$—
State	86,990	33,613
Foreign	46,052	49,198
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Provision for income tax expense	$133,042	$82,811

The reconciliation from the federal statutory income tax rate to our effective income tax rate for the fiscal year ended June 30, 2026, applying ASU 2023-09 prospectively, is as follows:

	Amount	%
U.S. federal statutory income tax	$620,573	21.0%
State tax, net of federal benefit	69,858	2.3%
Cross border laws	8,354	0.3%
Foreign tax effects	18,092	0.6%
Tax credits	(120,343)	(4.1)%
Non-taxable or non-deductible items:
Equity compensation	233,104	7.9%
Change in earnout	218,462	7.4%
Other	8,346	0.3%
Change in valuation allowance	(923,404)	(31.2)%
Total	$133,042	4.5%

The reconciliation from the federal statutory income tax rate to the effective income tax rate for the fiscal year ended June 30, 2025, applying ASC 740 prior to the adoption of AUS 2023-09, is as follows:

%
Federal income tax rate	21.0%
State tax, net of federal benefit	2.4%
Change in earnout	22.9%
Adjustment to prior year	(157.2)%
Executive compensation	(11.6)%
Other permanent differences	3.1%
Foreign rate differential	2.9%
Tax credits	(15.3)%
Change in valuation allowance	137.9%
Effective income tax rate	6.1%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2026 and 2025 are as follows:

	June 30,	June 30,
	2026	2025
Deferred tax assets:
Federal net operating loss carryforward	$3,090,317	$3,475,943
State net operating loss carryforward	498,731	479,222
Stock based compensation	953,875	1,164,121
Tax attributes	289,986	196,809
Research costs	994,054	1,713,966
Other	18,906	63,948
Total deferred tax assets	5,845,869	7,094,009
Deferred tax liability:
Depreciation and amortization	(1,825,304)	(2,102,792)
Net deferred tax assets	4,020,565	4,991,217
Less valuation allowance	(4,020,565)	(4,991,217)
	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2026 and 2025 to reduce such assets to zero, since it is not deemed more likely than not that the Company will generate future taxable income to utilize such assets. Management will review this valuation allowance requirement periodically and adjust as warranted. The net change in the valuation allowance for the years ended June 30, 2026 and 2025 was a decrease of $970,652 and an increase of $1,858,749, respectively.

At June 30, 2026 and 2025, the Company had federal NOL carryforwards of approximately $14,716,000 and $16,552,000, respectively, and state NOL carryforwards of approximately $7,410,000 and $7,502,000, respectively. Federal NOLs generated after 2018 can be carried forward indefinitely with some limitations. Federal NOLs generated prior to that have a 20-year carryforward period. At June 30, 2026, all remaining federal NOLs can be carried forward indefinitely; however, of these NOLs, approximately $11,400,000 relate to companies acquired in prior years and are subject to annual limitations under IRC Section 382. State NOLs will begin to expire in 2031.

The Company is subject to taxation in the United States, various states and Mexico. The Company is subject to United States federal or state income tax examinations by certain tax authorities for fiscal year 2015 and forward, in part due to utilization of NOLs in the current fiscal year. The Company is currently not under examination in any jurisdiction.

Cash paid for income taxes (net of refunds) in the year ended June 30, 2026 consisted of the following:

Amount
United States	$—
State:
CA	3,210
FL	8,220
GA	3,950
IL	7,000
MA	11,938
MN	3,105
TX	3,964
Other	3,603
Foreign	26,223
Total	$71,213

The state taxes were made up primarily of FL, GA, IL, MA, and TX.  The foreign taxes were solely Mexico. Cash paid for income taxes (net of refunds) in the year ended June 30, 2025 were $82,811.

As of June 30, 2026 and 2025, the Company had no uncertain tax positions.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2026 and 2025, the Company has no accrued interest or penalties related to uncertain tax positions.

Note 9. Subsequent Events

Scite Earn-out

On August 2, 2026, the Company completed the fifth installment payment of cash and common stock associated with the earnout for the former shareholders of Scite, which consisted of cash of $1.2 million and 329,118 shares of the Company’s common stock being issued.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2026, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control–- Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of June 30, 2026.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of September 4, 2026:

Name	Age	Position	Date of Appointment
Roy W. Olivier	67	President and Chief Executive Officer, and Chairman of the Board	March 29, 2021
David Kutil	42	Chief Financial Officer and Secretary	July 28, 2026
John Regazzi (1)	78	Lead Independent Director	June 22, 2015
Barbara J. Cooperman (2)	71	Director	February 8, 2022
Gen. Merrill McPeak (1)	90	Director	November 5, 2010
Jeremy Murphy (3)	43	Director	November 14, 2023
Kenneth L. Gayron (4)	56	Director	December 4, 2023
(1)	Member of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee
(2)	Chair of the Compensation Committee and member of the Nominating and Governance Committee
(3)	Chair of the Nominating and Governance Committee and member of the Audit Committee
(4)	Chair of the Audit Committee and member of the Compensation Committee

Roy W. Olivier – Chief Executive Officer and President, and Chairman of the Board

Mr. Olivier was named Interim Chief Executive Officer and President on March 29, 2021 and was formally appointed as Chief Executive Officer and President on October 4, 2021. Mr. Olivier was appointed Chairman of the Board effective September 16, 2025. Mr. Olivier has been a member of our board of directors since January 2018. Before joining Research Solutions, Mr. Olivier served as CEO of ARI Network Services, a leading provider of SaaS tools and marketing services, growing the business from less than 80 employees to over 1,200 and increasing revenues from under $15 million to over $100 million through accelerated organic growth and acquisitions. Earlier in his career, he served as VP of Sales and Marketing for ProQuest Media Solutions (now Snap-on Inc.) and held executive and senior management positions at multiple companies across the telecommunications and computer industries including Multicom Publishing, Tandy Corporation, BusinessLand and PacTel. Our board of directors concluded that Mr. Olivier should serve as a director in light of his extensive experience in management and the information services industry.

David Kutil – Chief Financial Officer and Secretary

Mr. Kutil was appointed as Chief Financial Officer and Secretary on July 28, 2026  after serving as our Interim Chief Financial Officer since December 10, 2025. Mr. Kutil previously served as Global Controller of the Company from March 2023 to December 2025. Prior to joining Research Solutions, Mr. Kutil served as Controller at Lesaffre Yeast Corporation, a leading global consumer goods company, from March 2022 to March 2023, and Director of Accounting and External Reporting for Badger Meter, a leading manufacturer of metering products, from September 2015 to March 2022. Mr. Kutil received a Bachelor of Business Administration in Accounting from the University of Wisconsin-Whitewater and is an active Certified Public Accountant.

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

Jeremy Murphy – Director

Jeremy Murphy was appointed to our board of directors on November 14, 2023. Mr. Murphy is the Executive Chairman at Tiki.com, the leading contextual ad network for the travel industry, which each month delivers tens of millions of travel-intenders to the world’s largest travel websites. At Tiki, Mr. Murphy has orchestrated pioneering new b2b software from ideation to roll-out, including the first AI-powered conversational advertisement trained to be an expert on each advertiser’s product offering by leveraging state-of-the-art document indexing and language models. Mr. Murphy is also the CEO & Chairman of an early stage startup, Munifif, LLC, using AI to make complex fixed income securities understandable to all. Previously, he co-founded TheSuitest, a hotel data-analytics platform featured in the NYTimes, The Today Show and elsewhere for using natural language processing to compare and quantify hotel accommodations. TheSuitest was successfully acquired by ClickTripz in 2015. Prior to his current role, Mr. Murphy had significant experience in various crucial positions at prominent financial institutions. Mr. Murphy was an analyst in the Investment Management Division of Goldman Sachs & Co. as part of a team responsible for nearly $10 billion in assets. Mr. Murphy later worked as a risk manager and analyst for the investment arm of the Gulf Bank of Kuwait and its controlling shareholder. Our board of directors determined that Mr. Murphy would make a beneficial addition to our board of directors in light of his AI experience, software expertise and analytics background.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed to report transactions occurring during the fiscal year ended June 30, 2026 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with except as follows: Mr. Olivier failed to timely file one Form 4 reporting one transaction; William Nurthen, our former Chief Financial Officer, failed to timely file one Form 4 reporting one transaction; Mr. Regazzi failed to timely file two Form 4s reporting two transactions; Gen. McPeak failed to timely file one Form 4 reporting one transaction; Mr. Gayron failed to timely file one Form 4 reporting one transaction; Mr. Kutil failed to timely file one Form 4 reporting one transaction; and Mr. Cohen failed to timely file one Form 4 reporting one transaction.

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

Compensation of Executive Officers for Fiscal Years Ended June 30, 2026 and 2025

				Stock		All other
Name and principle	Fiscal	Salary	Bonus	awards		compensation	Total
Position	Year	($)	($)	($)		($)	($)
Roy W. Olivier	2026	433,124	99,651	—		23,146	555,921
President and Chief Executive Officer, and Director	2025	420,833	198,956	—		21,200	640,989

David Kutil	2026	229,312	49,167	142,200	(1) (2)	16,085	436,764
Chief Financial Officer and Secretary	2025	190,103	28,000	—		14,675	232,778

Sefton Cohen	2026	340,000	212,522	188,800	(3)	17,272	758,594
Chief Revenue Officer	2025	225,392	173,583	777,240	(4)	9,213	1,185,428
(1)	Represents the grant date fair value of 20,000 shares of restricted stock granted on August 5, 2025. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with one third vesting after one-year and quarterly thereafter and remains subject to forfeiture if vesting conditions are not met.
(2)	Represents the grant date fair value of 30,000 shares of restricted stock granted on December 10, 2025. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with one third vesting after one-year and quarterly thereafter and remains subject to forfeiture if vesting conditions are not met.
(3)	Represents the grant date fair value of 80,000 shares of restricted stock granted on April 1, 2026. The grant date fair value was estimated using the market price of our common stock at the date of grant. The restricted stock vests over a three-year period, with one third vesting one-year and quarterly thereafter and remains subject to forfeiture if vesting conditions are not met.
(4)	Represents the grant date fair value of 340,000 shares of restricted stock granted on November 12, 2024 under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP. The grant date fair value was computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 0.64 to 2.31 years.

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

David Kutil

On July 30, 2026, we entered into an executive employment agreement with Mr. Kutil which has an indefinite period. Under the terms of the executive employment agreement, Mr. Kutil has agreed to serve as our Chief Financial Officer on an at-will basis. The agreement provides for a base salary of $275,000 per year, subject to annual review and increase by our chief executive officer and Compensation Committee, and participation in an executive bonus plan as determined by the Board.

The agreement contains provisions that prohibit Mr. Kutil from providing services to competitors and soliciting our customers or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Kutil of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment. We may terminate the agreement at any time, with or without cause. Mr. Kutil will be eligible to receive (i) an amount equal to six (6) months of his then-current base salary payable in the form of salary continuation, (ii) a pro-rata bonus for the then-current fiscal year, and (iii) continuation of health and welfare benefits for six (6) months if he is terminated without cause. Mr. Kutil may terminate the agreement at any time, with or without reason.

Outstanding Equity at Fiscal Year Ended June 30, 2026

The following table sets forth information regarding stock options, warrants and other stock awards (restricted stock) for each named executive officer as of June 30, 2026.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2026

	Number of	Number of
	securities	securities			Stock Awards:		Stock Awards:
	underlying	underlying	Option/	Option/	Number of		Market value of
	unexercised	unexercised	Warrant	Warrant	shares of stock		shares of stock
	options/warrants	options/warrants	exercise	expiration	that have not		that have not
Name	exercisable (#)	unexercisable (#)	price ($)	date (1)	vested (#)		vested ($)
Roy W. Olivier	50,000	—	$2.40	11/13/2028	—		—
	50,000	—	$3.13	11/12/2029	—		—
	50,000	—	$2.13	11/17/2030	—		—
	—	—	—	—	300,000	(1)	384,000	(2)
David Kutil	—	—	—	—	3,125	(3)	$6,938	(4)
	—	—	—	—	20,000	(5)	$52,200	(6)
					30,000	(7)	$90,000	(8)
Sefton Cohen	—	—	—	—	204,000	(9)	$425,000	(10)
	—	—	—	—	80,000	(11)	$188,800	(12)
(1)	The restricted stock was granted on October 31, 2022 under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP.
(2)	Based on fair value computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 1.43 to 2.59 years.
(3)	The restricted stock was granted on February 21, 2023 and vests over a four year period, with one fourth vesting after one-year and quarterly thereafter.

(4)Based on a market closing price per share of common stock of $2.22 on February 21, 2023.

(5)	The restricted stock was granted on August 5, 2025 and vests over a three year period, with one third vesting after one-year and quarterly thereafter.
(6)	Based on a market closing price per share of common stock of $2.61 on August 5, 2025.
(7)	The restricted stock was granted on December 10, 2025 and vests over a three year period, with one third vesting after one-year and quarterly thereafter.
(8)	Based on a market closing price per share of common stock of $3.00 on December 10, 2025.
(9)	The restricted stock was granted on November 12, 2024 under the 2017 Plan, as restricted stock awards to key management in accordance with the LTEBP.
(10)	Based on fair value computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period ranging from 0.64 to 2.31 years.
(11)	The restricted stock was granted on April 1, 2026 and vests over a three year period, with one third vesting after one-year and quarterly thereafter.
(12)	Based on a market closing price per share of common stock of $2.36 on April 1, 2026.

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last fiscal year for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended June 30, 2026

		Fees	Warrant
		earned	and
		or paid	Option
	Fiscal	in cash	Awards
Name	Year	($)	($)	Total ($)
John Regazzi (1)	2026	50,000	88,200	138,200
Gen. Merrill McPeak (2)	2026	30,000	73,500	103,500
Barbara J. Cooperman (3)	2026	30,000	73,500	103,500
Jeremy Murphy (4)	2026	30,000	73,500	103,500
Kenneth L. Gayron (5)	2026	30,000	73,500	103,500

(1)Outstanding equity awards as of June 30, 2026 consists of options to purchase 60,000 shares of common stock at an exercise price of $3.07 per share, 60,000 shares of common stock at an exercise price of $2.79 per share, 50,000 shares of common stock at an exercise price of $2.73 per share, 50,000 shares of common stock at an exercise price of $2.15 per share, 100,000 shares of common stock at $2.10 per share, 100,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.20 and options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share.

(2)Outstanding equity awards as of June 30, 2026 consists of options to purchase 50,000 shares of common stock at an exercise price of $3.07 per share, 50,000 shares of common stock at an exercise price of $2.79 per share, 50,000 shares of common stock at an exercise price of $2.73 per share, 50,000 shares of common stock at an exercise price of $2.15 per share, 50,000 shares of common stock at an exercise price of $2.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share and options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share.

(3)Outstanding equity awards as of June 30, 2026 consists of options to purchase 50,000 shares of common stock at an exercise price of $3.07 per share, 50,000 shares of common stock at an exercise price of $2.79, 50,000 shares of common stock at an exercise price of $2.73, 50,000 shares of common stock at an exercise price of $2.15 and options to purchase 38,767 shares of common stock at an exercise price of $2.10 per share.

(4) Outstanding equity awards as of June 30, 2026 consists of options to purchase 50,000 shares of common stock at an exercise price of $3.07 per share, 50,000 shares of common stock at an exercise price of $2.79 and 60,137 shares of common stock at an exercise price of $2.73.

(5) Outstanding equity awards as of June 30, 2026 consists of options to purchase 50,000 shares of common stock at an exercise prices of $3.07 per share, 50,000 shares of common stock at an exercise price of $2.79 and 47,797 shares of common stock at an exercise price of $2.73.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 4, 2026, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of September 4, 2026. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Research Solutions, Inc., 10624 S. Eastern Ave., Ste. A-614, Henderson, NV 89052. Applicable percentage ownership in the following table is based on 33,726,669 shares of common stock outstanding as of September 4, 2026 plus, for each person, any securities that person has the right to acquire within 60 days of September 4, 2026.

	Shares
	Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	of Shares
Greater than 5% Shareholder:
Needham Investment Management, LLC (1) 250 Park Avenue, 10th Floor New York, NY 10177	3,155,000	9.3%
Richard H. Witmer, Jr. 16 Fort Hills Lane Greenwich, CT 06831	2,478,026	7.3%
Punch & Associates Investment Management, Inc. 7701 France Avenue South, Suite 300 Edina, MN 55435	2,552,455	7.6%
Poplar Point Capital Management, LLC 330 Primrose Road, Suite 400 Burlingame, CA 94010	2,329,374	6.9%
Directors and Executive Officers:
Roy W. Olivier (2)	756,825	2.2%
David Kutil (3)	66,802	* %
John Regazzi (4)	1,233,500	3.6%
Gen. Merrill McPeak (5)	967,941	2.8%
Barbara Cooperman (6)	172,100	* %
Jeremy Murphy (7)	93,470	* %
Kenneth L. Gayron (8)	81,130	* %
All Directors and Executive Officers as a group (7 persons) (9)	3,371,768	9.5%

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

(3)

Includes 43,230 shares of unvested restricted stock. Of this amount, 1,563 shares of the unvested restricted stock were granted on February 21, 2023 and vests over a four-year period, with one fourth vesting after one-year and quarterly thereafter and remains subject to forfeiture if vesting conditions are not met. Additionally, 11,667 shares of the unvested restricted stock were granted on August 5, 2025 and vests over a three-year period, with one third vesting after one-year and quarterly thereafter and remains subject to forfeiture if vesting conditions are not met. The remaining 30,000 shares of the unvested restricted stock were granted on January 1, 2026 and vests over a three-year period, with one third vesting after one-year and quarterly thereafter and remains subject to forfeiture if vesting conditions are not met.

(4)

Includes shares underlying options to purchase 150,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.40 per share, and options to purchase 100,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 100,000 shares of common stock at an exercise price of $2.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.15 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.73 per share and options to purchase 40,000 shares of common stock at an exercise price of $2.79 per share.

(5)

Includes shares underlying options to purchase 75,000 shares of common stock at an exercise price of $1.05 per share, options to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.40 per share, options to purchase 50,000 shares of common stock at an exercise price of $3.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.13 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.15,  options to purchase 50,000 shares of common stock at an exercise price of $2.73 per share and options to purchase 33,333 shares of common stock at an exercise price of $2.79 per share.

(6)

Includes shares underlying options to purchase 38,767 shares of common stock at an exercise price of $2.10 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.15, options to purchase 50,000 shares of common stock at an exercise price of $2.73 per share and options to purchase 33,333 shares of common stock at an exercise price of $2.79 per share.

(7)

Includes shares underlying options to purchase 60,137 shares of common stock at an exercise price of $2.73 per share and options to purchase 33,333 shares of common stock at an exercise price of $2.79 per share.

(8)

Includes shares underlying options to purchase 47,797 shares of common stock at an exercise price of $2.73 per share and options to purchase 33,333 shares of common stock at an exercise price of $2.79 per share.

(9)	Includes shares underlying options to purchase 1,820,033 shares of common stock.

Equity Compensation Plan Information

In December 2007, we established the 2007 Equity Compensation Plan (the “2007 Plan”) and in November 2017 we established the 2017 Omnibus Incentive Plan (the “2017 Plan”), collectively (the “Plans”). The Plans were approved by our board of directors and stockholders. The purpose of the Plans is to grant stock and options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants. On November 10, 2016, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2007 Plan increased from 5,000,000 to 7,000,000. On November 21, 2017, the Company’s stockholders approved the adoption of the 2017 Plan (previously adopted by our board of directors on September 14, 2017), which authorized a maximum of 1,874,513 shares of common stock that may be issued pursuant to awards granted under the 2017 Plan. From November 2019 to November 2021, the Company's stockholders approved increases in the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2017 Omnibus Incentive Plan from 1,874,513 to 6,874,513. Upon adoption of the 2017 Plan, we ceased granting incentive awards under the 2007 Plan and commenced granting incentive awards under the 2017 Plan. The shares of our common stock underlying cancelled and forfeited awards issued under the 2017 Plan may again become available for grant under the 2017 Plan. Cancelled and forfeited awards issued under the 2007 Plan that were cancelled or forfeited prior to November 21, 2017 became available for grant under the 2007 Plan. As of June 30, 2026, there were 493,244 shares available for grant under the 2017 Plan, and no shares were available for grant under the 2007 Plan. All incentive stock award grants prior to the adoption of the 2017 Plan on November 21, 2017 were made under the 2007 Plan, and all incentive stock award grants after the adoption of the 2017 Plan on November 21, 2017 were made under the 2017 Plan.

The following table provides information as of June 30, 2026 with respect to the Plans, which are the only compensation plans under which our equity securities are, or have been, authorized for issuance.

Number of securities
remaining available
for future issuance
	Number of securities to be	Weighted average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (2007 Equity Compensation Plan, and 2017 Omnibus Incentive Plan)	2,705,304	$2.29	493,244
Equity compensation plans not approved by stockholders	—	—	—
Total	2,705,304		493,244

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described herein, since July 1, 2024, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and in which any director, executive officer, shareholder who beneficially owns more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of six members: Mr. Olivier (Chairman), Ms. Cooperman, Mr. Gayron, Gen. McPeak, Mr. Murphy and Mr. Regazzi (Lead Independent Director). Our board of directors has determined that Ms. Cooperman, Mr. Gayron, Gen. McPeak, Mr. Murphy and Mr. Regazzi are independent directors as that term is defined in the applicable rules for companies traded on Nasdaq. Messrs Gayron, Murphy and Regazzi and Gen. McPeak are each members of our Audit Committee, and Ms. Cooperman, Messrs. Gayron and Regazzi and Gen. McPeak are each members of our Compensation Committee. Each of the foregoing directors meets Nasdaq’s independence standards for members of such committees.

Item 14. Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent registered public accounting firm is Wipfli LLP, headquartered at 10000 Innovation Drive, Suite 250, Milwaukee, WI 53226. PCAOB Auditor ID: 344 for the years ended June 30, 2026 and 2025.

For the year ended June 30, 2024, our independent registered public accounting firm was Weinberg & Company, P.A. 1925 Century Park E., Suite 1120, Los Angeles, CA 90067. PCAOB Auditor ID: 572.

The following table presents the aggregate fees for professional audit services for both firms and other services rendered in the fiscal years ended June 30, 2026 and 2025. For the year ended June 30, 2025, the total of $256,854 was comprised of $200,854 for Weinberg & Company, P.A. and $56,000 for Wipfli LLP.

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025
Audit Fees	$202,180	$210,920
Audit-Related Fees	—	—
Tax Fees	102,914	45,934
All Other Fees	—	—
Total	$305,094	$256,854

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended June 30, 2026 and 2025, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Research Solutions, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated September 11, 2026, are incorporated by reference to Item 8 of this report.

(a)(2) and (c) Financial Statement Schedules

Not required.

(a)(3) and (b) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Share Exchange Agreement between Research Solutions, Inc. and Reprints Desk Inc. dated November 13, 2006.	SB-2	12/28/2007	2.1
2.2	Agreement of Merger and Plan of Reorganization, by and among the Research Solutions, Inc., Research Solutions Acquisition 2, LLC, Scite, Inc., and the Stockholder Representative, dated as of November 24, 2023.	8-K	11/27/2023	2.1
3.1.1	Articles of Incorporation.	SB-2	12/28/2007	3.1
3.1.2	Articles of Merger Effective March 4, 2013.	8-K	3/6/2013	3.1
3.2	Amended and Restated Bylaws.	8-K	10/17/2012	3.2
4	Description of the registrant’s common stock.	10-K	9/23/2022	4
10.1	Securities Purchase Agreement dated June 23, 2016, among Research Solutions, Inc. and the Investors signatory thereto.	8-K	6/28/2016	10.1
10.2	Registration Rights Agreement dated June 24, 2016, among Research Solutions, Inc. and the Investors signatory thereto.	8-K	6/28/2016	10.2
10.3	Employment Agreement dated October 4, 2021, between Research Solutions, Inc. and William A. Nurthen. ++	10-Q	11/12/2021	10.2
10.4	Asset Purchase Agreement dated September 28, 2022, between Reprints Desk, Inc. and FIZ Karlsruhe – Leibniz-Institut für Informationsinfrastruktur GmbH.	10-Q	11/14/2022	10.1
10.5	Agreement and Plan of Merger by and among Reprints Desk, Inc., Research Solutions Acquisition Corp 1, Research Solutions, Inc., as Parent Guarantor, Resolute Innovation, Inc. and Shareholder Representative Services LLC dated July 28, 2023. ##	8-K	7/31/2023	2.1

10.6	Cooperation Agreement, dated as of September 15, 2023, by and among Research Solutions, Inc., Peter Derycz, Bristol Investment Fund, Ltd., Bristol Capital Advisors, LLC and Paul Kessler.	8-K	9/20/2023	10.1
10.7	Loan Agreement among Reprints Desk, Inc., Research Solutions, Inc., and PNC Bank, National Association, dated as of April 15, 2024.	8-K	4/17/2024	10.1
10.8	Revolving Line of Credit Note among Reprints Desk, Inc., Research Solutions, Inc., and PNC Bank, National Association, dated as of April 15, 2024.	8-K	4/17/2024	10.2
10.9	Security Agreement between Reprints Desk, Inc. and PNC Bank, National Association, dated as of April 15, 2024.	8-K	4/17/2024	10.3
10.10	Security Agreement between Research Solutions, Inc. and PNC Bank, National Association, dated as of April 15, 2024.	8-K	4/17/2024	10.4
10.11	Employment Agreement, dated October 4, 2024, between Research Solutions, Inc. and Roy W. Olivier. ++	10-K	9/19/2025	10.11
10.12	Employment Agreement, dated November 4, 2024, between Research Solutions, Inc. and Sefton Cohen. ++	10-K	9/19/2025	10.12
10.13	Employment Agreement, dated July 30, 2026, between Research Solutions, Inc. and David Kutil. ++	8-K	8/3/2026	10.1
19.1	Insider Trading Policy	10-K	9/19/2025	19.1
21	List of Subsidiaries.	10-K	9/19/2025	21
23.1	Consent of Wipfli LLP.				*
24	Power of Attorney.				*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*
32.1	Section 1350 Certification of Chief Executive Officer **				*
32.2	Section 1350 Certification of Chief Financial Officer **				*
97.1	Compensation Recovery Policy	10-K	9/19/2025	97.1
99.1	2007 Equity Compensation Plan. ++	SB-2	12/28/2007	10.1
99.2	Amendment No. 1 to 2007 Equity Compensation Plan. ++	DEF 14A	10/29/2012	App. A
99.3	Amendment No. 2 to 2007 Equity Compensation Plan. ++	DEF 14A	10/13/2014	App. A
99.4	Amendment No. 3 to 2007 Equity Compensation Plan. ++	DEF 14A	9/26/2016	App. A
99.5	2017 Omnibus Incentive Plan. ++	DEF 14A	9/26/2017	App. A
99.6	Amendment No. 1 to 2017 Omnibus Incentive Plan. ++	DEF 14A	9/21/2019	App. A
99.7	Amendment No. 2 to 2017 Omnibus Incentive Plan.	DEF 14A	9/25/2020	App. A
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

**Furnished herewith

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

RESEARCH SOLUTIONS, INC.

	By:	/s/ Roy W. Olivier

Roy W. Olivier
Date: September 11, 2026		Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ David Kutil

David Kutil
Date: September 11, 2026		Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy W. Olivier and David Kutil, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 20, 2024
Signature	Title	Date

/s/ Roy W. Olivier
Roy W. Olivier	Chief Executive Officer (Principal Executive Officer), President and Director	September 11, 2026

/s/ David Kutil
David Kutil	Chief Financial Officer (Principal Financial	September 11, 2026
and Accounting Officer) and Secretary

/s/ Merrill McPeak
Merrill McPeak	Director	September 11, 2026

/s/ John Regazzi
John Regazzi	Director	September 11, 2026

/s/ Barbara J. Cooperman
Barbara J. Cooperman	Director	September 11, 2026

/s/ Jeremy Murphy
Jeremy Murphy	Director	September 11, 2026

/s/ Kenneth L. Gayron
Kenneth L. Gayron	Director	September 11, 2026